Form 10-Q
period 2001-09-30
JCM PARTNERS LLC
filed 2001-11-19
CIK 1139163

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2001
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-32653

JCM Partners, LLC

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-3364323 (I.R.S. Employer Identification No.)

2151 Salvio Street, Suite 325 Concord, CA (Address of principal executive offices)	94520 (Zip code)

Registrant’s telephone number, including area code: (925) 676-1966

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☐          No ☑

      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes ☐          No ☑

      As of November 14, 2001, JCM Partners, LLC had 90,152,151 common membership units outstanding.

JCM PARTNERS, LLC

FORM 10-Q

For the Quarterly Period Ended September 30, 2001

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

JCM PARTNERS, LLC

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2001	2000

ASSETS
Investments:
Real estate, net	$254,698,424	$259,565,095
Notes receivable	367,095	367,095

Total investments	255,065,519	259,932,190
Cash	12,426,116	7,161,072
Restricted cash	3,216,461	1,781,627
Rents receivable	239,517	151,753
Prepaid expenses	103,142	301,202
Deferred costs, net	1,700,672	1,702,324
Other assets	429,083	124,417

TOTAL ASSETS	$273,180,510	$271,154,585

LIABILITIES, REDEEMABLE COMMON UNITS AND MEMBERS’ EQUITY
LIABILITIES:
Mortgages payable	$174,796,858	$163,153,082
Tenants’ security deposits	2,648,863	2,459,832
Accounts payable and accrued expenses	1,788,212	1,521,785
Accrued interest	1,093,933	1,138,823
Unearned rental revenue	120,849	256,791
Accrued real estate taxes	744,321	236,787
Mandatory distributions payable to redeemable common unit holders	19,741,174

Total liabilities	200,934,210	168,767,100

REDEEMABLE COMMON UNITS:
Redeemable common units, $1 par value, 125,000,000 authorized; 90,152,151 outstanding at September 30, 2001	70,410,977

MEMBERS’ EQUITY:
Redeemable preferred units, $1 par value, 25,000,000, authorized; 12,067,539 outstanding at December 31, 2000		12,067,539
Common units, $1 par value, 125,000,000 authorized; 90,152,151 outstanding at December 31, 2000		90,152,151
Retained earnings	1,835,323	167,795

Total members’ equity	1,835,323	102,387,485

TOTAL LIABILITIES, REDEEMABLE COMMON UNITS AND
MEMBERS’ EQUITY	$273,180,510	$271,154,585

See notes to consolidated financial statements.

JCM PARTNERS, LLC

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Nine Months	Three Months	Three Months
	Ended	Ended	Ended
	September 30,	September 30,	September 30,
	2001	2001	2000

REVENUES:
Rental	$37,097,404	$12,613,297	$11,610,441
Interest and other	279,689	84,495	74,969

Total revenues	37,377,093	12,697,792	11,685,410

OPERATING EXPENSES:
Interest expense	9,930,792	3,435,458	3,380,698
Operating and maintenance	10,300,448	3,828,929	2,964,121
Depreciation and amortization	6,272,993	2,162,550	2,036,244
General and administrative	2,955,086	1,096,558	1,093,405
Real estate taxes and insurance	2,323,629	936,308	957,084
Utilities	3,052,145	994,490	920,841

Total expenses	34,835,093	12,454,293	11,352,393

INCOME BEFORE EXTRAORDINARY ITEM	2,542,000	243,499	333,017
EXTRAORDINARY ITEM — early extinguishment of debt	(581,000)	(221,334)	—

NET INCOME	$1,961,000	$22,165	$333,017

EARNINGS PER UNIT BEFORE EXTRAORDINARY ITEM — Basic and diluted	$0.03	$0.00	$0.00
EXTRAORDINARY ITEM PER UNIT — Basic and diluted	(0.01)	0.00	—

EARNINGS PER UNIT — Basic and diluted	$0.02	$0.00	$0.00

WEIGHTED AVERAGE UNITS — Basic and diluted	96,551,598	90,152,151	105,219,690

See notes to consolidated financial statements.

JCM PARTNERS, LLC

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

Nine Months
Ended
September 30,
2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,961,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,272,993
Extraordinary item — early extinguishment of debt	581,000
Gain on disposal of assets	(1,733)
Effect of changes in:
Restricted cash	(1,434,834)
Rent receivables	(87,764)
Prepaid expenses	198,060
Other assets	(264,094)
Deferred costs	(774,118)
Accounts payable and accrued expenses	266,427
Accrued interest	(44,890)
Accrued real estate taxes	507,534
Unearned rental revenue	(135,942)
Tenants’ security deposits	189,031

Net cash provided by operating activities	7,232,670

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,482,807)
Proceeds from disposal of assets	232,416

Net cash used in investing activities	(1,250,391)

CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption of preferred units	(12,067,539)
Net proceeds from refinance of mortgages	12,881,468
Payments on mortgage notes	(1,237,692)
Proceeds from issuance of notes payable to related parties	1,250,000
Repayment of notes payable to related parties	(1,250,000)
Distribution to members	(293,472)

Net cash used in financing activities	(717,235)

NET INCREASE IN CASH	5,265,044
CASH, beginning of period	7,161,072

CASH, end of period	$12,426,116

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION —
Cash paid during the period for interest	$9,975,693

See notes to consolidated financial statements.

JCM PARTNERS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.     Formation and Description of Business

      JCM Partners, LLC, a Delaware limited liability company (the “Company”), was organized on May 15, 2000. The Company is the reorganized entity which emerged from the bankruptcy proceedings in the United States Bankruptcy Court for the Eastern District of California of IRM Corporation et al. (“the IRM entities”), Case Number 98-32231-A-11. Pursuant to a plan of reorganization confirmed on June 5, 2000, all assets of the IRM entities were vested in the Company. The Company commenced operations on June 30, 2000 pursuant to the confirmation order and the plan of reorganization.

      The Company owns, operates and manages forty-six apartment complexes and eight commercial income properties. The Company also owns two parcels of land which are available for development. All of the properties are located in northern California. The Company holds its real estate assets through 55 wholly-owned subsidiaries, all but one of which is a single-asset limited liability company.

2.     Basis of Presentation

      The accompanying consolidated financial statements of the Company and its subsidiaries are unaudited and reflect all normal, recurring adjustments which, in the opinion of management, are necessary for a fair presentation of such financial statements. The Company’s interim results are not necessarily indicative of results for a full year.

      These unaudited consolidated financial statements should be read in conjunction with the audited financial statements for the period from June 30, 2000 (inception) to December 31, 2000 included in the Company’s Form 10 filed with the Securities and Exchange Commission.

3.     Fresh Start Accounting

      In accounting for the effects of its reorganization, the Company implemented fresh start accounting in accordance with AICPA Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code.” Accordingly, all of the Company’s assets and liabilities were restated to reflect their reorganization value, which approximated fair value at the date of the reorganization, June 30, 2000.

4.     Mortgages Payable

      The Company’s mortgages payable generally require monthly interest and principal payments. The obligations include eight fixed rate loans and forty-five variable rate loans which are secured by deeds of trust on the Company’s real estate investments. Restricted cash represents amounts in lender impound accounts for insurance, property taxes, reserves for property improvements and a bond account which the Company is

JCM PARTNERS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

required to maintain pursuant to the terms of certain of the mortgage loans. A summary of the Company’s mortgages payable outstanding is as follows:

	December 31,	September 30,
	2000	2001

Mortgage loans with fixed rates ranging from 6.70% to 8.02% maturing between July 2007 and October 2031	$2,213,160	$41,233,942
Mortgage loans with fixed rates ranging from 8.27% to 8.69% that increase to between 8.77% and 9.19% at stated dates between February 2004 and May 2004 which mature between January 2007 and June 2007	53,997,009	52,112,146
Mortgage loans with variable rates ranging from 4.19% to 11.2% which mature between March 2007 and September 2026	106,942,913	81,450,770

Total	$163,153,082	$174,796,858

      Aggregate maturities of mortgage loans payable are as follows:

	December 31,	September 30,
	2000	2001

2001	$1,600,850	$515,889
2002	1,746,931	2,016,718
2003	1,864,813	2,153,803
2004	2,055,023	2,364,539
2005	2,229,139	2,560,591
Thereafter	153,656,326	165,185,318

Total	$163,153,082	$174,796,858

      In June 2001, the Company completed the refinancing of four mortgage loans. The balance of the mortgage loans retired was $15,753,000, and the Company received proceeds, including funds held by the lender for required repairs, from the issuance of the new mortgage loans of $7,426,000. Three of the new mortgages mature September 2011 and have a fixed interest rate of 7.13%. The fourth new mortgage matures in July 2031 and has a fixed interest rate of 7.375% for the first three years, after which time the interest rate will be 2.60% plus the one year Constant Maturity Treasury Rate. The three fixed rate mortgage loans are assumable.

      In July 2001, the Company completed the refinancing of three mortgage loans with fixed interest rates ranging from 6.70% to 7.08%. These new mortgages mature in August 2011 and are assumable. Proceeds, including funds held by the lender for required repairs, from the refinancing of these mortgage loans were $1,760,000.

      In August 2001, the Company completed the refinancing of two mortgage loans. The Company received proceeds, including funds held by the lender for required repairs, from the issuance of the new mortgage loans of $3,504,000. These new mortgages mature in September 2031 and have fixed interest rates ranging from 7.00% to 7.25% for the first five years, after which time the interest rates will range from 2.40% to 2.55% plus the twelve-month average of U.S. Treasury Bill interest rates with caps ranging from 12.72% to 12.87% for the remaining life of the loans.

      In September 2001, the Company completed the refinancing of one mortgage loan. The Company received proceeds, including funds held by the lender for required repairs, from the issuance of the new mortgage loan of $192,000. The new mortgage matures in October 2031 and has a fixed interest rate of 7.30%

JCM PARTNERS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

for the first three years, after which time interest will be at 2.50% plus the twelve-month average of U.S. Treasury Bill interest rates, capping off at 11.30% for the remaining life of the loan.

      In October 2001, the Company completed the refinancing of two mortgage loans. The Company received proceeds, including funds held by the lender for required repairs, from the issuance of the new mortgage loans of $5,437,000. These new mortgages mature in November 2011, have fixed interest rates ranging from 6.62% to 6.59% and are assumable.

      In connection with the early repayment of ten mortgage loans which the Company refinanced in the period from June 2001 to September 2001, the Company recorded an extraordinary loss of $221,334 and $581,000 in its statements of operations for three and nine months ended September 30, 2001, respectively. The loss resulted primarily from the write-off of debt issuance costs associated with the retired mortgage loans.

5.     Redeemable Preferred Units

      In March 2001, a pro rata redemption in the amount of $3,013,507 was made to redeem 3,013,507 preferred units. In June 2001, a pro rata redemption in the amount of $9,054,032 was made to redeem the remaining outstanding 9,054,032 preferred units.

6.     Distributions to Members

      On January 17, 2001, the Board of Managers approved a distribution of cash from operations in the aggregate amount of up to $300,000 payable to common and preferred unit holders of record as of December 31, 2000. This distribution, in the amount of $260,071, was paid on February 28, 2001. In addition, the Company paid to the California Franchise Tax Board $33,401 on behalf of its unit holders during the nine months ended September 30, 2001.

7.     Mandatory Distributions to Common Unit Holders

      On or before June 30, 2002, the Company is required to make a pro rata distribution to common unit holders in an amount not less than the lesser of (i) $10,000,000 or (ii) the “mandatory distribution amount” which is defined as the amount equal to the excess, if any, of (a) the sum of $20,000,000 and the excess, if any, of $15,000,000 over the aggregate initial capital account balances of preferred unit holders on June 30, 2000, over (b) the total aggregate distributions to all common unit holders from cash provided from operations or cash from sale of properties on or before June 30, 2002, with the remaining amount of the “mandatory distribution amount,” if any, to be distributed pro rata to the common unit holders on or before June 30, 2003. If the Company fails, for any reason, to distribute cash to common unit holders as provided above, the Company must liquidate properties as quickly as is commercially reasonable so that the Company will have sufficient liquidity to make the distributions to common unit holders. At September 30, 2001, the Company had a liability recorded in the amount of $19,741,174 for the mandatory distribution.

8.     Redemption Rights of Common Unit Holders

      Each common unit holder owning common units as of June 30, 2005 will have the right to require the Company to redeem some or all of such member’s common units on June 30, 2007. The redemption price for each common unit will be calculated by dividing the fair market value of the Company’s net assets as of June 30, 2005 by the total number of common units outstanding, subject to adjustment as set forth in the Company’s operating agreement. If a sufficient number of common unit holders exercise their right to have their units redeemed, the continued operation of the Company beyond June 30, 2007 may not be reasonably feasible. Accordingly, the Company’s operating agreement requires the board of managers to meet no later than June 30, 2006 to determine whether the Company should continue operations beyond June 30, 2007. If

JCM PARTNERS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

the board of managers determines in its sole discretion that the Company’s operations should not continue beyond June 30, 2007, then the Company must inform all owners of common units of this decision within 30 days after June 30, 2006 and the following will occur:

•	the common unit holders’ right to be redeemed as described above on June 30, 2007 will become null and void;

•	all of the Company’s properties will be sold as soon as practicable, but in no event later than June 30, 2007; and

•	all owners of common units will receive the liquidation distributions to which they are entitled under the Company’s operating agreement.

      Because the Company’s Limited Liability Company Agreement prohibited it from redeeming the common units until all preferred units were redeemed, the Company reported the common units as members’ equity in its balance sheets as of December 31, 2000. Upon the final redemption of the outstanding preferred units in June 2001, the Company reclassified common units from members’ equity to redeemable common units on its balance sheet.

      Because it is uncertain whether the common units will be redeemed, the redeemable common units have not been adjusted for any changes in the redemption value of the units. Such an adjustment will be recorded if and when redemption is probable.

9.     Related Party Transactions

      In connection with the redemption of preferred units in June 2001, four of the members of the Company’s board of managers extended loans to the Company totaling $1,250,000 with interest at 8%. The Company repaid these promissory notes in full in July 2001 out of the proceeds of the refinancing of certain mortgage loans.

10.     Segment Data

      The Company defines each of its real estate investments as an individual operating segment. Based on the criteria for aggregation of segments with similar economic characteristics, the Company has three reportable segments: apartment communities, commercial properties and corporate. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Segment data is as follows:

	Apartment	Commercial
	Communities	Properties	Corporate	Total

Nine months ended September 30, 2001:
Rental revenue	34,162,960	2,934,444	—	37,097,404
Net income	3,975,262	488,702	(2,502,964)	1,961,000
Three months ended September 30, 2001:
Rental revenue	11,620,098	993,199	—	12,613,297
Net income	880,144	132,241	(990,220)	22,165
Three months ended September 30, 2000:
Rental revenue	$10,635,052	$975,389	$—	$11,610,441
Net income	889,665	131,677	(688,325)	333,017

JCM PARTNERS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

      The Company does not derive any revenues from foreign countries and does not have any major customers or tenants that individually account for 10% or more of revenues.

******

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      We were organized as a Delaware limited liability company on May 15, 2000 and commenced operations as JCM Partners, LLC, the successor company to the IRM entities, on June 30, 2000. As a result, there is no corresponding period in 2000 for comparison to the nine months ended September 30, 2001.

      All references in this quarterly report to our three months ended September 30, 2000 are to the period from June 30, 2000 to September 30, 2000.

Results of Operations

Funds From Operations

      We use a supplemental performance measure, Funds from Operations (“FFO”), along with net income, to report operating results. FFO is defined as net income (computed in accordance with generally accepted accounting principles (“GAAP”)) excluding extraordinary items such as gains or losses from debt restructurings, and gains or losses on sales of real estate investments, plus depreciation and amortization (excluding amortization of deferred financing costs) as they represent non-cash charges.

      FFO is not a measure of operating results or cash flows from operating activities as defined by GAAP. Further, FFO is not necessarily indicative of cash available to fund cash needs and should not be considered as an alternative to cash flows as a measure of liquidity. We believe, however, that FFO provides relevant information about operations and is useful, along with net income, for an understanding of our operating results. FFO is commonly used by real estate investment trusts (REITs) to report operating results and for comparative purposes.

FFO data is as follows:
Nine months ended September 30, 2001:
Net income	$1,961,000
Deduct gains on sale of real estate investments	(1,733)
Add extraordinary item:
Early extinguishment of debt	581,000
Add depreciation and amortization:
Real property	6,078,224
Capitalized leasing expenses	46,626

Funds from operations	$8,665,117

Funds from operations per unit	$0.09

Weighted average units	96,551,598

Three months ended September 30, 2001:
Net income	$22,165
Add extraordinary item:
Early extinguishment of debt	221,334
Add depreciation and amortization:
Real property	2,074,646
Capitalized leasing expenses	17,845

Funds from operations	$2,335,990

Funds from operations per unit	$0.03

Weighted average units	90,152,151

Three months ended September 30, 2000:
Net income	$333,017
Add depreciation and amortization:
Real property	1,998,086
Capitalized leasing expenses	12,619

Funds from operations	$2,343,722

Funds from operations per unit	$0.02

Weighted average units	105,219,690

Property Occupancy

      At September 30, 2001 and December 31, 2000, overall weighted average occupancy levels for our properties, by type of property, were as follows(1):

	Occupancy at	Occupancy at
	December 31,	September 30,
Property Type	2000	2001

Apartment Communities	96.2%	95.5%
Commercial Properties	88.1%	81.6%

(1)	The weighted average occupancy is calculated by multiplying the occupancy of each property by its square footage and dividing by the total square footage in the portfolio.

      The overall weighted average occupancy level for our entire property portfolio as of September 30, 2001 was 92.8%, compared to 94.6% at December 31, 2000.

      Occupancy at our apartment communities has remained relatively stable. We believe this stability has been a result of the favorable general economic conditions of the markets where our apartment communities are located. However, we are currently seeing reduced demand in our markets closest to the San Francisco Bay Area due to the technology industry slowdown, resulting in lower occupancy rates than the rest of our portfolio.

      Fluctuations in occupancy at our commercial properties have been attributable to the leasing and vacating by tenants in the normal course of their leases.

      Market conditions for leased space in commercial buildings have weakened considerably in the San Francisco Bay Area. The general economic decline and job loss in the technology industry have reduced demand for commercial buildings in most San Francisco Bay Area sub-markets. Vacancy rates have gone up and rents have stabilized and come down from the peaks reached in early 2000.

      We expect the occupancy at our apartment communities and commercial properties in the remaining three months of 2001 to remain comparatively consistent with that of September 2001. Our future occupancy rates, however, will be subject to numerous factors, many of which are outside of our control. Accordingly, there can be no assurance that our future occupancy rates will not be significantly less than our occupancy rates during the first nine months of 2001.

Revenue

      Total rental revenue for the three months ended September 30, 2001 was $12,613,000, up approximately 9% from $11,610,000 for the three months ended September 30, 2000.

      During the three months ended September 30, 2001, rental revenue generated by our apartment communities was $11,620,000, up approximately 9% from $10,635,000 for the three months ended September 30, 2000. The increase is primarily attributable to the increases in rental rates.

      During the three months ended September 30, 2001, rental revenue generated by our commercial properties was $993,000, up approximately 2% from $975,000 in the three months ended September 30, 2000. The increase is primarily attributable to the increases in rental rates, partially offset by the decrease in occupancy rates.

      During the three months ended September 30, 2001, rental rates for apartment communities and commercial properties on a combined basis increased by approximately 2%. Rental rates increased approximately 12% from September 30, 2000 to September 30, 2001, reflecting our strategy of seeking to increase cash flow through rent increases. Our ability to continue to increase rent rates will materially depend on the changes in the real estate market or in general economic conditions in the areas in which we own properties. The possibility of a worsening economic slowdown or recession may also result in higher vacancy rates for commercial property, lower prevailing rents and more tenant defaults and bankruptcies.

      At September 30, 2001, the average monthly rental rate per square foot of our apartment communities was $0.98, compared to $0.87 at September 30, 2000.

      At September 30, 2001, the average monthly rental rate per square foot of our commercial properties was $1.20, compared to $1.09 at September 30, 2000.

Expenses

      Our total expenses were $12,454,000 for the three months ended September 30, 2001, as compared to $11,352,000 for the three months ended September 30, 2000, an increase of approximately 10%. The increase was due primarily to the increases in operating and maintenance costs, depreciation and amortization expenses, and utility costs in the three months ended September 30, 2001.

      Interest expense. In the three months ended September 30, 2001, interest expense was $3,435,000, up from $3,381,000 for the three months ended September 30, 2000, an increase of approximately 2%. The increase was attributable to the higher total mortgages payable balance during the three months ended September 30, 2001 as a result of the refinancing of certain mortgage loans, partially offset by the decline in interest rates on our variable interest rate and the lower fixed rate on the refinanced mortgage loans.

      Operating and maintenance expenses. During the three months ended September 30, 2001, operating and maintenance expenses were $3,829,000, up from $2,964,000 for the three months ended September 30, 2000, an increase of approximately 29%. The increase was primarily attributable to the increased expenditures for our ongoing apartment rehabilitation program, additional expenditures on deferred maintenance projects, additional hiring to fill vacant positions, increases in staff wages, increased costs for services provided by vendors and increased advertising costs due to competitive leasing market conditions.

      Depreciation and amortization expenses. During the three months ended September 30, 2001, depreciation and amortization expense was $2,163,000, as compared to $2,036,000 for the three months ended September 30, 2000, an increase of approximately 6%. This increase was primarily attributable to the increase in real estate investments due to capitalization of property improvements.

      General and administrative expenses. General and administrative expenses were $1,096,000 for the three months ended September 30, 2001, up slightly from $1,093,000 for the three months ended September 30, 2000.

      Real estate taxes and insurance expenses. In the three months ended September 30, 2001, real estate taxes and insurance expenses were $936,000, down from $957,000 for the three months ended September 30, 2000, a decrease of approximately 2%. The decrease was primarily attributable to an over-estimation of the effect of new property tax assessments for the three months ended September 30, 2001 resulting from our reorganization.

      Utility expenses. Utility expenses were $994,000 for the three months ended September 30, 2001, as compared to $921,000 for the three months ended September 30, 2000, an increase of approximately 8%. The increase was primarily attributable to higher energy costs in California.

      Extraordinary item. During the three months ended September 30, 2001, we recorded an extraordinary loss of $221,000 to reflect the write-off of certain deferred loan costs related to debt which was retired in July, August, and September 2001 in connection with the refinancing of certain of our mortgages.

Effects of Inflation on Operations

      We believe that the direct effects of inflation on our operations have been inconsequential.

Liquidity and Capital Resources

      As of September 30, 2001, our short-term liquidity needs include normal operating requirements, ongoing capital improvements, monthly principal amortization of our debt and certain mandatory distributions required to be made to our common unit holders. We expect to meet these requirements through net cash provided by operations and refinancing of certain of our mortgage obligations. Rent increases upon tenant turnover and lease expiration, subject to market conditions and general economic conditions, will not have a significant impact on our short-term liquidity.

      In March 2001, we made our second redemption of preferred units in the amount of $3,015,405 and in June 2001 we redeemed all remaining outstanding preferred units for $9,052,132. The March 2001 redemption was made from operating cash flows. The June 2001 redemption was financed in part by loans from four of the members of our board of managers which totaled $1,250,000 and cash proceeds from the refinancing of certain of our properties. The loans from the board members were repaid in July 2001 out of the proceeds of the refinancing of additional properties.

      Our long-term liquidity requirements include scheduled debt maturities, significant capital improvements and certain mandatory distributions required to be made to our common unit holders. We anticipate that cash flows from operations will not be sufficient to meet these long-term requirements, and that it will be necessary for us to refinance the mortgages on additional properties.

      Our common unit holders will have the right to require us to redeem some or all of their common units in September 2007. In order to fund those redemptions, we may be required to liquidate some or all of our assets.

      At September 30, 2001, we had unrestricted cash totaling $12,426,000, compared to $7,161,000 at December 31, 2000. The terms of certain of our mortgages require impound accounts for the payment of insurance, property taxes and capital improvements, as well as scheduled principal payments on the debt. We classify these impound accounts as restricted cash on our balance sheet. At September 30, 2001, such restricted cash totaled $3,216,000, compared to $1,782,000 at December 31, 2000.

      For the nine months ended September 30, 2001, cash provided by operating activities was $7,233,000, which reflects net income of $1,961,000, non-cash depreciation charges of $6,273,000, non-cash extraordinary item for early extinguishment of debt in the amount of $581,000, and the net effect of changes in operating assets and liabilities of $1,581,000. Cash provided by the refinancing of certain of our mortgage loans was $12,860,000.

      Principal uses of cash other than redemption of preferred units and payments for notes payable to the board members during the nine months ended September 30, 2001 were improvements to real estate investments of $1,483,000 and principal payments on mortgage notes of $1,216,000.

      We capitalize those expenditures related to acquiring new assets, materially enhancing the value of an existing asset, or substantially extending the useful life of an existing asset. Expenditures necessary to maintain an existing property in ordinary operating condition are expensed as incurred.

      We have made significant progress in the upgrade program, which is part of our strategic plan to improve the overall quality of our real estate portfolio. This program involved recurring expenditures, such as floor coverings, HVAC equipment, roofs, appliances, landscaping, siding and parking lots, and non-recurring expenditures, such as gating and access systems, the additions of microwaves, washer-dryers, interior upgrades and new business and fitness centers.

      Our long-term debt consists of real estate mortgages totaling $174,797,000 at September 30, 2001 and $163,153,000 at December 31, 2000. This debt generally requires monthly payments of principal and interest. The range of interest rates of our real estate mortgages was from 4.19% to 10.50% at September 30, 2001 and from 5.8% to 11.2% at December 31, 2000. The average monthly principal and interest payments made for these mortgages was $1,211,000 for the three months ended September 30, 2001 and $1,250,000 for the three months ended September 30, 2000.

      We have not commenced the tender offer approved by the board of managers on August 28, 2001. If we determine to commence a tender offer, it is unlikely that such a tender offer would be on the terms described in our Form 10 dated October 3, 2001. Although we are exploring opportunities to provide our unit holders with additional liquidity, including through a tender offer or through other means, there can be no assurance that we will be successful in this regard.

Forward-Looking Information

      This quarterly report contains forward-looking statements which include, without limitation, statements concerning capital expenditures, capital raising activities, occupancy levels and rental rates. Such statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements. Such factors include, among other things, unanticipated adverse business developments affecting us or our properties, adverse changes in the real estate markets, increased competition and changes in general and local economies and business conditions. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that the forward-looking statements included in this quarterly report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be achieved.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

      Our primary market risk exposure results from changes in interest rates on our debt obligations. We are vulnerable to increases in the interest rates on our variable rate mortgage notes. We are also vulnerable to significant increases in interest rates to the extent we refinance our fixed rate mortgage notes or incur additional debt in the future. We intend to continually and actively monitor and manage interest costs on our variable rate debt through refinancing of certain of our mortgage loans with variable interest rates and converting them to favorable fixed interest rates.

      The following table presents information about our debt obligations at September 30, 2001. The table presents principal cash flows and related weighted average interest rate by expected maturity dates.

	2001	2002	2003	2004	2005	Thereafter

Mortgage loans with fixed rates ranging from 6.70% to 8.02% maturing through October 31, 2031.	$101,391	$467,752	$505,499	$546,296	$590,389	$39,022,615
Average interest rate	7.26%	7.26%	7.26%	7.26%	7.26%	7.26%
Mortgage loans with fixed rates ranging from 8.27% to 8.69% that increase to between 8.77% and 9.19% at stated dates between February and May 2004 which mature through September 2007.	$98,528	$456,788	$467,019	$540,446	$587,858	$49,961,507
Average interest rate	8.41%	8.41%	8.41%	8.91%	8.91%	8.91%
Mortgage loans with variable rates ranging from 4.19% to 10.50% which mature through September 2031.	$315,970	$1,092,177	$1,181,284	$1,277,797	$1,382,344	$76,201,198
Average interest rate(1)	7.46%	7.46%	7.46%	7.46%	7.46%	7.46%

(1)	The rates for variable rate mortgage loans have been held constant during each period presented based on the actual variable rates at September 30, 2001.

PART II.     OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K

      (a) Exhibits

3	Restated Bylaws of JCM Partners, LLC adopted by the board of managers on November 9, 2001.
4	Restrictions on Transfer of Membership Interests (incorporated by reference to Exhibit 4.1 to our Form 8-K filed on November 16, 2001).

      (b) Reports on Form 8-K

      We filed a Current Report on Form 8-K on November 16, 2001 in which we disclosed, under “Item 5 — Other Events,” (i) the receipt, and subsequent rejection by the board of managers, of an unsolicited proposal to purchase all of the Company’s membership interests for $0.80 per unit, (ii) the adoption by the board of managers of resolutions that impose certain restrictions on the transfer of our units and (iii) the adoption by the board of managers of certain amendments to our Bylaws.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JCM PARTNERS, LLC

By:
/s/ GAYLE M. ING

Gayle M. Ing
President, Chief Executive Officer and
Chief Financial Officer

Date: November 19, 2001

EXHIBIT INDEX

Exhibit
Number	Description

3	Restated Bylaws of JCM Partners, LLC adopted by the Board of Managers on November 9, 2001.