Form 10-Q/A
period 2001-09-30
JCM PARTNERS LLC
filed 2001-11-20
CIK 1139163

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

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

FORM 10-Q/A

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

10.     Segment Data

      The Company defines each of its real estate investments as an individual operating segment. Based on the criteria for aggregation of segments with similar economic characteristics, the Company has two reportable segments: apartment communities and commercial properties. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Property administration and corporate overhead expenses, along with interest and other income, have been allocated on a relative revenue basis to each segment. Segment data is as follows:

	Apartment	Commercial
	Communities	Properties	Total

Nine months ended September 30, 2001:
Rental revenue	34,162,960	2,934,444	37,097,404
Net income	1,670,285	290,715	1,961,000
Three months ended September 30, 2001:
Rental revenue	11,620,098	993,199	12,613,297
Net income	(32,104)	54,269	22,165
Three months ended September 30, 2000:
Rental revenue	$10,635,052	$975,389	$11,610,441
Net income	259,166	73,851	333,017

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

	2001	2002	2003	2004	2005	Thereafter

Mortgage loans with fixed rates ranging from 6.70% to 8.02% maturing through October 31, 2031.	$101,391	$467,752	$505,499	$546,296	$590,389	$39,022,615
Average interest rate	7.26%	7.26%	7.26%	7.26%	7.26%	7.26%
Mortgage loans with fixed rates ranging from 8.27% to 8.69% that increase to between 8.77% and 9.19% at stated dates between February and May 2004 which mature through September 2007.	$98,528	$456,788	$467,019	$540,446	$587,858	$49,961,507
Average interest rate	8.41%	8.41%	8.41%	8.91%	8.91%	8.91%
Mortgage loans with variable rates ranging from 4.19% to 10.50% which mature through September 2031.	$315,970	$1,092,177	$1,181,284	$1,277,797	$1,382,344	$76,201,198
Average interest rate(1)	7.46%	7.46%	7.46%	7.46%	7.46%	7.46%

(1)	The rates for variable rate mortgage loans have been held constant during each period presented based on the actual variable rates at September 30, 2001.

PART II.     OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K

      (a) Exhibits

3	Restated Bylaws of JCM Partners, LLC adopted by the board of managers on November 9, 2001 (incorporated by reference to Exhibit 3 to our Form 10-Q filed on November 19, 2001).

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

JCM PARTNERS, LLC

By:
/s/ GAYLE M. ING

Gayle M. Ing
President, Chief Executive Officer and
Chief Financial Officer

Date: November 20, 2001

EXHIBIT INDEX

Exhibit
Number	Description

3	Restated Bylaws of JCM Partners, LLC adopted by the board of managers on November 9, 2001 (incorporated by reference to Exhibit 3 to our Form 10-Q filed on November 19, 2001).