Form 10-K
period 2001-12-31
JCM PARTNERS LLC
filed 2002-04-01
CIK 1139163

                                    FORM 10-K


                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

                                       OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from                      to
                                -------------------    -------------------

                        Commission file number 000-32653

                                JCM PARTNERS, LLC
             (Exact Name of Registrant as Specified in Its Charter)

        DELAWARE                                        94-3364323
(State or Other Jurisdiction of
 Incorporation or Organization)           (I.R.S. Employer Identification No.)

 2151 SALVIO STREET, SUITE 325                           94520
         CONCORD, CA
(Address of Principal Executive Offices)                (Zip Code)


                                 (925) 676-1966
              (Registrant's Telephone Number, Including Area Code)


Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:  COMMON MEMBERSHIP
                                                               INTEREST UNITS
                                                              (Title of Class)

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes       No  X (1)
                                             ------     -------

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

        State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant: Not applicable, since the registrant has no established trading market.

        As of March 31, 2002, the registrant had 90,152,151 common membership units outstanding.

        Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes      No  X (1)
                         -----    ------

        Documents Incorporated by Reference:

        Portions of the registrant's Definitive Proxy Statement to be held in conjunction with registrant's annual meeting of members to be held in June 2002 are incorporated by reference into Part III.

(1) The Company did not file a Form 10-Q for the period ending June 30, 2001. However, the Company's Form 10, filed with the Securities and Exchange Commission on October 3, 2001 contains certain financial information for the six-month period ended June 30, 2001.

                               JCM PROPERTIES, LLC
                                TABLE OF CONTENTS
                           ANNUAL REPORT ON FORM 10-K


                                     PART I
   Item 1.      Business.................................................................................................2
   Item 2.      Properties..............................................................................................11
   Item 3.      Legal Proceedings.......................................................................................18
   Item 4.      Submission of Matters to a Vote of Security Holders.....................................................18

                                     PART II

   Item 5.      Market for Registrant's Common Equity and Related Security Holder Matters...............................18
   Item 6.      Selected Financial Data.................................................................................22
   Item 7.      Management's Discussion and Analysis of Financial Condition and
                Results of Operations...................................................................................24
   Item 7A.     Quantitative and Qualitative Disclosures About Market Risk..............................................31
   Item 8.      Financial Statements and Supplementary Data.............................................................33
   Item 9.      Changes in and Disagreements with Accountants on Accounting and
                Financial Disclosure....................................................................................34

                                    PART III

   Item 10.     Managers and Executive Officers of the Registrant.......................................................34
   Item 11.     Executive Compensation..................................................................................34
   Item 12.     Security Ownership of Certain Beneficial Owners and Management..........................................34
   Item 13.     Certain Relationships and Related Transactions..........................................................34

                                     PART IV

   Item 14.     Exhibits, Consolidated Financial Statements, Schedules and Reports on Form 8-K..........................34

   Signature Page.......................................................................................................37

FORWARD LOOKING STATEMENTS

        Certain information included in this Annual Report contains or may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements are typically identified by words or phrases such as "believe," "expect," "intend," and variations of such words and similar expressions, or future or conditional verbs such as "will," "would," "should," "could," "might," or similar expressions. Forward-looking statements, including those relating to our business strategy, capital expenditures, refinancing activities, occupancy levels, financial performance, and liquidity and capital resources, are subject to risks and uncertainties. Actual results or outcomes may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors. Those risks and factors include unanticipated adverse business developments affecting us or our properties, adverse changes in the real estate markets, increases in interest rates, increased competition, changes in general and local economies, and federal, state and local governmental regulations that affect us. Forward-looking statements speak only as of the date they are made, and we assume no duty to update them.

                                     PART I

ITEM 1.      BUSINESS

BACKGROUND

        JCM Partners, LLC, a Delaware limited liability company ("JCM Partners"), was organized on May 15, 2000. We are the reorganized entity which emerged from the bankruptcy proceedings in the United States Bankruptcy Court for the Eastern District of California entitled In re IRM Corporation, et al. (the "IRM entities"), Case Number 98-32231-A-11. Pursuant to a plan of reorganization confirmed on June 5, 2000, all of the assets of the IRM entities were vested in our company. We commenced operations on June 30, 2000 pursuant to the confirmation order and the plan. Additional background information about the bankruptcy proceedings from which we emerged is set forth later in this Item 1 - Business, under "The IRM Bankruptcy Proceedings."

        We adopted "fresh start" accounting rules as of June 30, 2000 in accordance with AICPA Statement of Position 90-7 "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code." Accordingly, all of the assets and liabilities of JCM Partners were reflected at their reorganization value, which approximated fair value at the date of the reorganization, June 30, 2000. As a result, our financial results during the period from June 30, 2000 to December 31, 2000 serve as benchmark data for future comparisons, but generally are not comparable to prior periods.

OVERVIEW

        JCM Partners is a limited liability company with activities related to the ownership, development, acquisition, renovation, management, marketing and strategic disposition of multifamily apartment communities and commercial properties in California. Through our wholly-owned subsidiaries, we own 56 properties. Management's strategy is to be a regional, highly efficient provider of quality apartment communities. We seek to be a market leader by operating a sufficiently sized portfolio of apartments within each of the markets in which we own properties in order to drive down operating costs through economies of scale and management efficiencies.

        As of December 31, 2001, our real estate portfolio consisted of:

     -  46 apartment complexes with an aggregate of 5,341 units;

     - two office/retail properties with 38 tenants and approximately 172,200 square feet;

     - six industrial properties with 21 tenants and approximately 145,000 square feet;

     -  one 16.7-acre site held for future development or sale; and

     - one single-family residential lot, approximately 1.3 acre, held for future development or sale.

        All of our real estate assets are located in Northern California, primarily in the Sacramento Metropolitan Area, the Central Valley communities of Tracy, Manteca, Modesto, Turlock and Stockton and the San Francisco Bay Area.

        We are subject to the risks inherent in the ownership of real property, such as fluctuating land values, interest rates, vacancy rates, and rental values. Further, there could be difficulties in selling the properties as a result of general and local economic conditions, the condition of the properties, the demand for the properties, and real property tax rates.

        In addition, certain expenditures associated with real estate equity investments (principally, mortgage payments, real estate taxes, and maintenance costs) are not necessarily decreased by events adversely affecting our income from the properties. Thus, the cost of operating and holding the properties, or certain of them, may exceed the properties' resale value and income producing ability, and we therefore may have to advance funds in order to protect our investment or be required to dispose of the properties, or certain of them, at a loss. Our ability to meet our debt and other obligations, and thereafter to make distributions to our members in accordance with our limited liability company agreement, will depend on these and other factors.

        Our limited liability company agreement provides that the purposes of JCM Partners are (a) to own, exchange, manage, sell and dispose of our properties and distribute the excess proceeds therefrom to the members in an orderly manner to attain appropriate investment potential and return to the members or reinvest such excess proceeds in any type of investment determined appropriate by the board of managers, (b) to invest excess funds in any type of investment, (c) to engage in any other activities relating to, and compatible with, the purposes set forth above, and (d) to take such other actions, or do such other things, as are necessary or appropriate as determined by the board of managers to carry out the provisions of the limited liability company agreement.

        We have focused our activities on those related to the ownership, development, acquisition, renovation, management, marketing and strategic disposition of multifamily apartment communities and commercial properties in California. We currently intend to continue this focus, but our board of managers could, without member approval, decide to engage in other activities. Similarly, our board of managers has broad discretion with respect to our investments and has the power to determine which types of investments are in the best interests of our company and its members. Although we are not limited by our limited liability company agreement, we currently intend to continue our focus in investing in apartment communities and commercial properties in California. We currently hold these properties primarily for capital appreciation and income. Although we do not have a policy as to the amount or percentage of assets which will be invested in any specific property, it is our intent to maintain a diversified portfolio of properties.

POLICIES WITH RESPECT TO OTHER ACTIVITIES

        Except as described below, we have not adopted any formal policies regarding the extent to which we will engage in specific activities such as issuing senior securities, borrowing money, making loans, investing in the securities of other issuers for the purpose of exercising control, underwriting securities of other issuers, engaging in the purchase and sale (or turnover) of investments, offering securities in exchange for property, repurchasing or otherwise reacquiring our units, or making annual or other reports to our members.

        Under the terms of our limited liability company agreement, we have the discretion to repurchase or otherwise reacquire Units from our members. In December 2001, our board of managers authorized us from time to time to repurchase units from our members, although we are not obligated to do so. In addition, under guidelines approved by our board of managers, we will provide information to members that will allow our members to contact each other in order to facilitate trading of Units among members. In December 2001, we committed to repurchase 797,093 common units at $0.80 per unit, or $637,674. The repurchase was completed in January 2002.

THE APARTMENT PROPERTIES

        As of December 31, 2001, our apartment properties consisted of 46 apartment complexes located in the following counties: 21 in Sacramento County, five in Solano County, seven in Stanislaus County, eight in San Joaquin County and five in Contra Costa County. The majority of these properties are classified as "second tier," meaning that they are considered to be typically well located, older properties in average to good condition. Additional information about these properties can be found under "Item 2 -- Properties."

        Revenues from our apartment properties result primarily from rents. These rents are required to be paid on a monthly basis. Our business strategy includes seeking to increase the cash flow generated by our apartment properties through rent increases upon tenant turnover and lease expiration, while maintaining high occupancy rates and prudent management of our operating expenses. Our ability to increase rents is subject to market conditions and general economic conditions and, accordingly, there can be no assurance that we will be able to implement our operating strategy successfully. Therefore, we do not institute such increases based on a pre-determined range nor based on increased services and/or renovations. We will generally make the increased cash flow available for our operating and capital expenses but may offer some increased services and/or renovations as determined by market conditions. The average occupancy rate of our apartment properties was 94.6% at December 31, 2001 and 96.2% at December 31, 2000.

        In general, the tenants in our apartment properties enter into our standard form of lease, as modified, if necessary, to comply with local ordinances or custom. The term of these leases varies with market conditions, although six-month leases are most common. Generally, the leases provide that unless the parties agree in writing to a renewal, the tenancy will convert at the end of the lease term to a month-to-month tenancy, subject to the terms and conditions of the lease, unless either party gives the other at least 30 days' prior notice of termination. All leases are terminable by us for nonpayment of rent, violation of property rules and regulations, or other defaults specified in the lease.

        Approximately 60% of the tenants in our apartment properties leave each year, and rents are adjusted to reflect market conditions existing at the time any new rental relationship commences. As a result of the relatively short-term stay of the majority of our tenants, our apartment properties tend not to have long-term leases that lock in current market rates.

        Our employees are responsible for marketing, maintenance and leasing activities at our apartment properties. These employees meet with prospective residents, show models, rent vacant units and strive to maintain contact with current tenants to monitor their level of satisfaction. From time to time, we have employed the services of, and paid customary fees to, apartment locator services and existing tenants for locating prospective tenants.

        All of our apartment properties are located in developed areas that include other apartment properties serving comparable tenant populations. An increase in the number of competitive apartment properties in a particular area could have a material adverse effect on our ability to maintain occupancy levels and on the rent charged at the properties. In addition, we compete with providers of other forms of multifamily residential properties and single-family housing. Buying or renting single-family housing was the reason given by 20% of residents that moved out of our apartment properties during the last six months of 2001.

THE COMMERCIAL PROPERTIES

        Our commercial properties consist of ten sites in Northern California, including the Concord, California building housing our executive offices. Our commercial properties are located in the following counties: seven in Napa County; and one each in San Francisco County, Contra Costa County and Solano County. Additional information regarding our commercial properties and their principal tenants can be found in "Item 2 -- Properties."

        Except for the vacant lots, revenues from our commercial properties are derived primarily from commercial tenants' rents and common area maintenance charges. The rents are payable monthly.

        As with our apartment properties, we seek to increase cash flow at our commercial properties through periodic rent increases for existing tenants according to the terms of their leases, through rent increases at tenant turnover and lease expiration, by maintaining high occupancy rates and through prudent management of our operating expenses. Our ability to increase rents is subject to market conditions and general economic conditions and, accordingly, there can be no assurance that we will be able to implement our operating strategy successfully. Therefore, we do not institute such increases based on a pre-determined range nor based on increased services and/or renovations. We will generally make the increased cash flow available for our operating and capital expenses. The average occupancy rate of our commercial properties was 82.0% as of December 31, 2001 and 88.1% as of December 31, 2000.

        We use a standard lease, modified at each property to the extent necessary to comply with local law or custom. The term of a lease varies with local market conditions, although multi-year leases with annual CPI rent increases are most common. Some of our leases include an option for the tenant to extend the term of the lease for an additional period. All leases are terminable by us for nonpayment of rent, violation of property rules and regulations, or other defaults specified in the lease.

        In any given year, 20% to 30% of our existing commercial leases expire. Some tenants will exercise their option to extend the term of the lease, while others will sign a new lease and extend their tenancy for an additional multi-year period. Rents are adjusted to reflect market conditions for spaces that are vacated or when leases are renewed. Rents are also adjusted to reflect any changes in rental rates associated with a lessee's option to extend their lease.

        Our employees are responsible for marketing, maintenance and leasing activities at the commercial properties. Prospective tenant leads are generated through our marketing program, which includes traditional advertising in newspapers, drive-by traffic and commercial real estate broker referrals. We strive to maintain contact with our existing commercial tenants to determine their level of satisfaction with property management and operations. We may employ the services of, and pay customary fees to, unaffiliated real estate brokers for leasing services and for locating prospective tenants.

        All of our commercial properties are located in developed areas that include other commercial properties serving comparable tenant profiles. An increase in the number of competitive commercial properties in a particular area could have a material adverse effect on our ability to maintain current occupancy levels and on our ability to maintain or increase the rental rates applicable to the properties.

INSURANCE

        Each of our properties is covered by fire and property insurance provided by reputable companies and with commercially reasonable deductibles and limits, with such limits being equal to the replacement value of each property. Our management exercises its discretion in determining amounts, coverage limits and deductibility provisions of insurance, with a view to maintaining appropriate insurance on our investments at a reasonable cost and on suitable terms. Insurance costs for the apartment industry increased significantly in 2001 after the events of September 11, 2001. In particular, apartment properties that had a history of property damage or general liability claims saw premium increases of 100% or more over the prior year.

        Where required by our lenders, flood insurance is obtained. However, we do not maintain earthquake insurance coverage due to the high premium cost. Accordingly, a loss resulting from earthquake damage could have a material and adverse effect on our financial condition and our operating results. Even if a loss is covered by our insurance, our insurance coverage may not be sufficient to pay the full current market value or replacement cost of our lost investment. Inflation, changes in building codes and ordinances, environmental considerations and other factors also might make it infeasible to use insurance proceeds to replace a property after it has been damaged or destroyed.

POSSIBLE TAX CONSEQUENCES FOR MEMBERS

        We are treated as a partnership for federal and state tax reporting purposes. As a partnership, we are not an income tax-paying entity and all income and expenses are reported by our members. Because of this, there is a risk that a member's tax liability may exceed the cash distributions made by us to that member. In situations where this occurs, the payment of the tax in excess of cash distributions will be an out-of-pocket expense to the member.

        Upon a sale or other disposition (such as by gift or inheritance) of an interest in JCM Partners or upon a sale (including a foreclosure sale) or other disposition of a JCM Partners' property, a member may be required to report a taxable gain. In general, this gain will be treated as a capital gain. However, a portion of the gain may be characterized as unrecaptured Section 1250 gain and subject to higher capital gain tax rates. In any case, a member's tax liabilities resulting from the gain may exceed the cash received. In situations where this occurs, the payment of the tax in excess of cash distributions will be an out-of-pocket expense to the member.

        Our tax returns and the amount of distributable partnership income or loss are subject to examination by federal and state taxing authorities. If such examinations result in changes to distributable income or loss for JCM Partners, the tax liability of the members could be changed accordingly.

REGULATORY MATTERS

        Our commercial properties must comply with Title III of the Americans with Disabilities Act, commonly referred to as the ADA, to the extent that such properties are public accommodations or commercial facilities as defined by the ADA. Compliance with the ADA requirements could require removal of structural barriers to handicapped access in certain public areas of our commercial properties where such removal is readily achievable. The ADA does not, however, consider residential properties, such as our apartment properties, to be public accommodations or commercial facilities, except to the extent portions of such facilities, such as the leasing office, are open to the public. We believe that our properties comply with, or are exempt from, all present requirements under the ADA and applicable state laws. Noncompliance could result in imposition of fines or an award of damages to private litigants. If we are required to make material changes to our properties to comply with the ADA, our operating results could be materially and adversely affected.

ENVIRONMENTAL MATTERS

        Under various federal, state and local environmental laws, ordinances and regulations, a current or former owner of real estate may be required to investigate and clean up hazardous or toxic substances or petroleum product releases at such property or may be held liable to governmental entities or to third parties for property or natural resource damage and for investigation, clean-up and other costs incurred by such parties in connection with the contamination. Such laws typically impose clean-up responsibility and liability without regard to whether the owner knew of or caused the presence of the contamination. The liability under such laws has been interpreted to be joint and several, unless the harm is capable of apportionment and there is a reasonable basis for allocation of responsibility. Recently, indoor air quality issues, including mold, have been highlighted in the media and the industry is seeing mold claims from apartment residents rising. California state agencies are attempting to assess this issue.

        Our leases generally provide that the tenant is responsible for compliance with applicable laws and regulations. However, this contractual arrangement does not eliminate our statutory liability or preclude claims against us by governmental authorities or persons who are not parties to such arrangement. The cost of an investigation and clean-up of site contamination can be substantial, and the fact that the property is or has been contaminated, even if remediated, may adversely affect the value of the property and the owner's ability to sell or lease the property or to borrow using the property as collateral. In addition, some environmental laws create a lien on the contaminated site in favor of the government for damages and costs that it incurs in connection with the contamination, and some state laws provide that such lien has priority over all other encumbrances on the property or that a lien can be imposed on any other property owned by the liable party. Finally, the owner of a site may be subject to common law claims by third parties based on damages and costs resulting from the environmental contamination emanating from the site.

        Other federal, state and local laws, regulations and ordinances govern the removal or encapsulation of asbestos-containing material when such material is either in poor condition or in the event of building remodeling, renovation or demolition. Still other federal, state and local laws, regulations and ordinances may require the removal or upgrade of underground storage tanks that are out of service or are out of compliance. In addition, federal, state and local laws, regulations and ordinances may impose prohibitions, limitations and operational standards on, or require permits, licenses or approvals in connection with, the discharge of wastewater and other water pollutants, the emission of air pollutants, the operation of air or water pollution equipment, the generation, storage, transportation, disposal and management of materials classified as hazardous or nonhazardous waste, the use of electrical equipment containing polychlorinated biphenyls, the storage or release of toxic or hazardous chemicals and workplace health and safety. Noncompliance with environmental or health and safety requirements may also result in the need to cease or alter operations at a property which could affect the financial health of a tenant and its ability to make lease payments. Furthermore, if there is a violation of such a requirement in connection with the tenant's operations, it is possible that we, as the owner of the property, could be held accountable by governmental authorities for such violation and could be required to correct the violation.

        Such laws and regulations have not historically had a material effect on the operation of our properties. We are not aware of any environmental condition on any of our properties which would be likely to have a material adverse effect on our financial condition and results of operations. There may be, however, environmental problems that may have developed since our properties were acquired which remain latent or of which we are otherwise unaware.

COMPETITION

        The real estate industry in Northern California is generally fragmented and characterized by significant competition. Numerous developers, owners of apartment, industrial, office, and retail properties, and managers compete with us in seeking properties for acquisition, development or management and in attracting and retaining tenants. No one competitor owns a majority of the apartment units in any county in which our properties are located. Competition for tenants is principally on the basis of location, physical condition, amenities and rental rates. There are competitors in each area in which we operate that have greater capital resources than we do. There can be no assurance that the existence of such competition will not have a material adverse effect on our business, operations and cash flow.

THE IRM BANKRUPTCY PROCEEDINGS

        As discussed above under "Background," JCM Partners is the reorganized entity which emerged from the IRM entities bankruptcy proceedings. Pursuant to the plan of reorganization, the assets of the IRM entities were vested in JCM Partners on June 30, 2000. The real estate assets of JCM Partners are held through 55 wholly-owned subsidiaries, all but one of which is a single-asset limited liability company. The creditors of the IRM entities were divided into classes, as set forth in the plan of reorganization, with Classes 21 through 25 (representing certain investors in the equity and loan partnerships) receiving preferred or common membership interests in JCM Partners in satisfaction of their claims against the IRM entities. The plan of reorganization stated that 100 units (either common or preferred, as applicable) would be issued to these creditors for every $10,000 of their allowed claims (i.e., one unit for every $100 of allowed claim). Creditors in other classes were treated as specified in the plan of reorganization, with many receiving immediate or deferred cash payment of all or part of their claims. None of the IRM entities received any payment or consideration for any claim against, or interest in, another IRM entity.

        Under the terms of the plan of reorganization, each preferred membership unit had an initial redemption value equal to $40 (therefore representing a return of 40% of the holder's claim), plus or minus that unit's share of the profits or losses of JCM Partners. In September 2000, the board of managers of JCM Partners approved a split of units and an adjustment of each unit's redemption value. Preferred unit holders would receive one unit, with a redemption value of $1.00, for every $2.50 of their allowed claim. For example, a preferred unit holder with an allowed claim of $100,000 would receive 40,000 preferred units, with a total redemption value of $40,000. This split simplified the correlation between the number of preferred units and the dollar amount of a complete redemption of the preferred units, while still achieving the result that each preferred unit holder would receive a 40% return of its claim amount upon redemption. As a result of the split, common unit holders received one unit for approximately every $1.53 of their allowed claim. The plan of reorganization and JCM Partners' operating agreement provided for penalties in the event that JCM Partners did not redeem all of the preferred units by June 30, 2001. JCM Partners made a series of partial redemptions of preferred units, followed by a final and complete redemption of the preferred units on June 15, 2001. See "Item 7 -- Management's Discussion and Analysis of Financial Consideration and Results of Operations - Liquidity and Capital Resources" and "Note 6 to our Consolidated Financial Statements" for further information regarding the redemption of the preferred units and information regarding the redemption obligations of JCM Partners for the common units.

EMPLOYEES

        As of December 31, 2001, we had 202 employees. We consider our relationships with our employees to be good.

EXECUTIVE OFFICERS OF THE REGISTRANT

        The executive officers of JCM Partners are set forth below:

 NAME                                         AGE                                       OFFICES
 ----                                         ---                                       -------
 Gayle M. Ing.................................      52               Manager, Chief Executive Officer, President, Chief
                                                                     Financial Officer and Secretary
 Michael Vanni................................      62               Manager and Chairman of the Board
 Marvin J. Helder.............................      52               Manager and Vice Chairman of the Board
 Brian S. Rein................................      44               Chief Operating Officer and Director, Property Management
 Cornelius Stam...............................      54               Director, Property Management

        Gayle M. Ing has been a manager and our President, Chief Executive Officer, Chief Financial Officer and Secretary since April 11, 2001. From March 15, 2001 until April 11, 2001, Ms. Ing served as a consultant to JCM Partners through Computer Management Corporation. Prior to that, from December 1996 until March 2001, Ms. Ing was a management consultant, also through Computer Management Corporation, and was a volunteer with a child services facility. Ms. Ing served as the Vice President and Business Manager for Electronic Banking at Bank of America from January 1994 to November 1996.

        Michael W. Vanni has been a manager of JCM Partners and Chairman of our Board since June 2000. Since 1978, Mr. Vanni has been the President of Computer Management Corporation, a data processing consulting company.

        Marvin J. Helder has been a manager of JCM Partners and Vice Chairman of our Board since June 2000. Mr. Helder has been the President of Helder Construction, a commercial and residential construction and property management company, for the past six years.

        Brian S. Rein has been our Chief Operating Officer and Director of Property Management since June 2000. Mr. Rein was the Chief Operating Officer of JCM Partners' predecessor, IRM Corporation, from October 1998 through June 2000. For the ten years prior to his employment with IRM and JCM Partners, Mr. Rein has had similar operations and management responsibilities serving as Vice President of John Connolly IV & Company where he directed the management of multifamily and commercial properties for institutional clients.

        Cornelius Stam has been a Director of Property Management since June 2000. Mr. Stam was the Executive Director of Property Management of IRM Corporation from August 1998 through June 2000. From 1983 to August 1998, Mr. Stam was the Senior Vice President of Property Management for IRM Corporation.

        Mr. Vanni and Ms. Ing are husband and wife. There are no other family relationships among executive officers, or managers, or persons chosen by us to be nominated as a manager or appointed as an executive officer of JCM Partners or any of its subsidiaries.

ITEM 2.      PROPERTIES

        Our principal executive offices are located at 2151 Salvio Street, Suite 325, Concord, California, 94520. The facility is comprised of 7,533 square feet of usable space.


        Information regarding our noncancellable tenant operating leases for the next five years can be found below in Note 4 to our Consolidated Financial Statements.

        The ordinary course of our business operations includes ongoing renovation projects to our properties, including but not limited to exterior painting, roof, siding, balcony and decking replacement, landscape upgrades, and interior unit remodeling. Costs are incorporated in operating budgets and covered by cash flow from operations.

        The table below sets forth general information relating to the properties owned by our subsidiaries at December 31, 2001. All of the properties are suitable for the purpose for which they are designed and are being used.

                         SUMMARY OF REAL ESTATE HOLDINGS




                                                                 PERCENTAGE OF
                                       NUMBER OF     NUMBER OF    TOTAL REAL
                                       APARTMENT     APARTMENT    ESTATE NET        NET BOOK
PROPERTIES                            COMMUNITIES      HOMES      BOOK VALUE          VALUE        ENCUMBRANCES
---------                            ------------  -----------   ------------      ---------    ---------------
APARTMENTS BY MAJOR GEOGRAPHIC
 MARKET
Sacramento, CA ......................     21           2,785         42.7%        $113,244,334      $78,786,259

Stockton, CA ........................      4             483          6.9%          18,416,069        13,185,196

Modesto/Turlock, CA .................      7             752         11.2%          29,684,352        19,042,827

Tracy/Manteca, CA ...................      4             454          9.4%          24,866,734        22,170,578

Fairfield/Vacaville, CA .............      5             634         13.6%          36,212,120        23,598,966

Concord/Antioch, CA .................      5            233          5.5%          14,717,730         9,313,306
                                          ---           ---
   Total Apartments .................     46           5,341         89.3%        $237,141,339      $166,097,132
                                          ---           ---
COMMERCIAL PROPERTIES(B) ............     N/A            N/A         10.7%          28,333,150        13,604,555
                                          ---           ---
   Total Real Estate Properties Owned     56           5,341        100.0%        $265,474,489      $179,701,687
                                          ---           ---



                                                       AVERAGE
                                                       MONTHLY
                                                     RENTAL RATES
                                                       FOR THE
                                                      YEAR ENDED        AVERAGE
                                         PHYSICAL     DECEMBER 31,    UNIT SIZE
PROPERTIES                              OCCUPANCY      2001(A)      (SQUARE FEET)
----------                             ----------   -------------   -------------
APARTMENTS BY MAJOR GEOGRAPHIC
 MARKET
Sacramento, CA ......................      95.6%          $687            734

Stockton, CA ........................      96.1%           686            813

Modesto/Turlock, CA .................      94.9%           698            780

Tracy/Manteca, CA ...................      93.0%           862            721

Fairfield/Vacaville, CA .............      92.0%           904            753

Concord/Antioch, CA .................      88.8%         1,003            684
                                                                          ---
   Total Apartments .................      94.6%          $743            747
                                                                          ---
COMMERCIAL PROPERTIES(B) ............      82.0%           N/A            N/A
                                                                          ---
   Total Real Estate Properties Owned      92.2%          $743            747
                                                                          ---


(A) Average monthly rent is calculated as the contract rent plus market rent for vacant apartment homes, divided by the number of apartment homes.

(B) Includes eight commercial properties and two parcels of land.

        None of our residential tenants occupy 10% or more of any individual property's rentable square footage. The following table sets forth tenant information regarding our commercial properties as of December 31, 2001:

                           NUMBER OF
                           TENANTS
                        OCCUPYING 10%       PRINCIPAL
                         OR MORE OF        OCCUPATION
                          RENTABLE          OF 10%                                                    PRINCIPAL BUSINESSES IN
PROPERTY                SQUARE FOOTAGE     TENANTS             PRINCIPAL LEASE PROVISIONS                    BUILDING
---------------------   --------------    ----------          -------------------------------      -------------------------------
Salvio Pacheco Square...   3              Technology          Lease expires 7/31/02 with no          Accounting, financial,
 Concord, CA                                                  renewal option; annual lease           insurance, technology, health
                                                              payments of  $402,183.60               care, retail and food services

                                          Technology          Lease expires 9/30/04 with no
                                                              renewal option; annual lease
                                                              payments of $242,617.20

                                          Health care         25% of lease expires 8/31/02 with
                                                              5 year option; remainder of lease
                                                              expires 9/30/06 with two 5-year
                                                              options; annual lease payments of
                                                              $268,101.84

Wilson Building.........   2              Health care         Lease expires 9/31/03 with 5-year      Nonprofit health care
  San Francisco, CA                                           option to renew; annual lease
                                                              payments of  $137,587.08

                                                              Month-to-month; annual lease
                                                              payments of $115,500

860 Kaiser Road.........   5              Dry cleaning        Lease expires 8/9/03 with two          Insurance, wine industry, dry
  Napa, CA                                                    5-year options to renew; annual        cleaning
                                                              lease payments of  $32,742.24

                                          Magazine            Lease expires 6/19/07 with no
                                          Publisher           renewal option; annual lease
                                                              payments of $56,800.44

                                          Insurance           Lease expires 4/8/04 with two
                                                              5-year options to renew; annual
                                                              lease payments of $60,355.92

                                          Wine bottle         Lease expires 3/31/06 with no
                                          etching             options to renew; annual lease
                                                              payments of $34,362

                                          Wine Industry       Lease expires 6/30/06 with no
                                                              renewal option;annual lease payments
                                                              of $40,639.20

900 Business Park.......   0              N/A                         N/A                            Food service, architectural
  Napa, CA                                                                                           signs, golf supply and storage


908 Enterprise Way......   3              Wine industry       Lease expires 12/31/04 with no         Building supply, wine industry
  Napa, CA                                                    options to renew; annual lease
                                                              payments of $61,563.60



                           NUMBER OF
                           TENANTS
                        OCCUPYING 10%       PRINCIPAL
                         OR MORE OF        OCCUPATION
                          RENTABLE          OF 10%                                                    PRINCIPAL BUSINESSES IN
PROPERTY                SQUARE FOOTAGE     TENANTS             PRINCIPAL LEASE PROVISIONS                    BUILDING
---------------------   --------------    ----------          -------------------------------      -------------------------------
                                          Heating             Lease expires 3/30/07 with 5
                                          Contractor          year option; annual lease payments of
                                                              38,883.00

                                          Building            Lease expires 11/30/05 with no
                                          supply              options to renew; annual lease
                                                              payments of $85,260

910 Enterprise Way......   1              Food                Lease expires 1/31/09 with two         Food processing
  Napa, CA                                processing          5-year options to renew; annual
                                                              lease payments of  $228,648.12


988 Enterprise Way......   1              Wholesale           Lease expires 9/25/04 with no          Wholesale plumbing supplies
  Napa, CA                                plumbing            option to renew; annual lease
                                          supplies            payments of  $101,906.64

938 Kaiser Road.........   1              Wine bottle         Lease expires 3/31/06 with no          Wine bottle etching
  Napa, CA                                etching             option to renew; annual lease
                                                              payments of  $142,560.00


        The following table sets forth occupancy information for the past five years for the properties owned by our subsidiaries at December 31, 2001. Our subsidiaries have owned such properties since June 2000. Accordingly, information for the periods prior to such date are based on records we obtained from the IRM entities as part of the IRM bankruptcy proceedings.

                       HISTORICAL OCCUPANCY


                                                        TOTAL             PHYSICAL OCCUPANCY END OF YEAR(A)
                                                      RENTABLE         ------------------------------------------
                                                     SQUARE FEET     2001       2000        1999      1998       1997
                                                   --------------  --------    --------   --------  --------   ------
APARTMENTS:
Sacramento Region
Antelope Woods..................................      100,520       95.2%        96.0%      99.2%     97.6%      96.0%
Rose Glen.......................................       59,790       93.2%        90.9%      92.0%     88.6%     100.0%
Carmichael Gardens..............................       75,456       98.8%        89.3%      96.4%     98.8%      91.7%
Country Glen....................................       57,774      100.0%        98.7%      95.0%     92.5%     100.0%
Fair Oaks Meadows...............................       72,175       96.9%        95.8%      97.9%    100.0%      99.0%
Foxworth........................................       53,680      100.0%        95.3%      92.2%     98.4%      96.9%
Glenbrook.......................................      145,240       93.2%        91.7%      92.2%     96.1%      94.2%
Hidden Creek....................................       93,720       93.0%        95.0%      92.0%    100.0%      98.0%
La Riviera......................................      151,000       95.2%        96.2%      95.2%     92.4%      95.7%
La Riviera Commons..............................      118,480       96.5%        96.5%      92.4%     91.0%      91.7%
Lincoln Place...................................      150,165       96.7%        98.7%      92.5%     94.2%      93.7%
Meadow Gardens I................................       97,640       93.4%        99.3%      96.1%     99.3%      96.7%
Meadow Gardens II...............................       59,280       98.1%        99.0%      96.2%     98.1%      97.1%
Morningside Creek...............................       72,628       98.9%       100.0%      92.1%     98.9%      97.8%
North Country Vista.............................      131,224       96.3%        98.4%      93.1%     96.3%      96.8%
Orangewood East.................................       91,680       95.2%        96.6%      96.6%     95.9%      97.3%
Orangewood West.................................      125,700       94.7%        97.4%      93.4%     94.0%      92.7%
Riverside Commons...............................       76,296       99.0%        93.0%      95.0%     94.0%      94.0%
Sterling Pointe I...............................       85,024       92.5%        93.3%      91.7%     92.5%      90.8%
Sterling Pointe II..............................       93,364       93.1%        96.2%      91.5%     91.5%      96.9%


                                                        TOTAL             PHYSICAL OCCUPANCY END OF YEAR(A)
                                                      RENTABLE         ------------------------------------------
                                                     SQUARE FEET     2001       2000        1999      1998       1997
                                                   --------------  --------    --------   --------  --------   ------
APARTMENTS:
Sunrise Commons.................................      133,300       94.6%        97.6%      97.6%     93.5%      97.6%
Stockton Region
Inglewood Oaks..................................       43,742       98.4%        95.3%      98.4%    100.0%      98.4%
La Espana.......................................       15,436      100.0%        92.9%     100.0%    100.0%     100.0%
Mariners Cove...................................       82,072       97.7%        97.7%      97.7%    100.0%      95.4%
Oakwood.........................................      251,264       95.0%        98.7%      93.1%     93.4%      91.2%
Modesto/Turlock Region
Greenbriar......................................       79,363       99.2%        97.6%      98.4%     95.2%      87.9%
Meadow Lakes....................................      151,696       89.8%        98.0%      87.2%     91.3%      92.3%
Northwood Place.................................       42,356       94.3%        90.6%     100.0%     98.1%      98.1%
Park Lakewood...................................       94,696       98.3%        96.6%      96.6%     98.3%      96.6%
Villa Verde North...............................       84,144       95.7%        97.4%      95.7%     95.7%      87.8%
Walnut Woods....................................       92,544       94.0%        97.0%      96.0%     99.0%      99.0%
Northlake Gardens...............................       41,760       97.9%        95.8%     100.0%     95.8%      95.8%
Tracy/Manteca Region
Driftwood.......................................       63,380       91.5%        91.5%      94.7%     91.5%      90.4%
Fairway Estates.................................       96,012       93.5%        96.8%      98.4%     99.2%      93.5%
Granville.......................................       55,368       88.1%        89.3%      95.2%     88.1%      91.7%
Laurel Glen.....................................      112,799       96.1%        98.0%      95.4%     98.0%      90.8%
Fairfield/Vacaville Region
Creekside Gardens...............................      153,480       93.3%        95.4%      95.4%     96.9%      92.8%
Parkwood........................................       72,936       92.5%        98.1%      93.5%     98.1%      89.7%
Peach Tree Villa................................       35,468       93.0%        93.0%      90.7%     97.7%      86.0%
Peachwood.......................................       44,086       89.4%        93.9%      93.9%     97.0%      86.4%
Village Green...................................      171,384       91.1%        94.6%      95.5%     90.6%      93.3%
Concord/Antioch Region
Crestview Pines.................................       61,481       89.3%        97.6%      89.3%     97.6%      94.0%
Diablo View.....................................       47,824       86.3%        94.5%      97.3%     93.2%      91.8%
Meadowlark......................................       16,902       88.0%       100.0%     100.0%    100.0%     100.0%
Oakview.........................................       22,904       94.3%        91.4%      97.1%    100.0%      94.3%
Villa Diablo....................................       10,312       87.5%        87.5%      93.7%    100.0%      87.5%
COMMERCIAL:
Bay Area Region
860 Kaiser Road.................................       22,560       91.1%        65.9%     100.0%     90.9%      69.3%
900 Business Park...............................       40,380       50.0%        85.8%      98.1%     90.7%      56.2%
908 Enterprise Way..............................       22,135       77.3%        77.3%      86.4%     39.8%      67.0%
910 Enterprise Way..............................       26,894      100.0%       100.0%     100.0%    100.0%     100.0%
988 Enterprise Way..............................       14,920      100.0%       100.0%     100.0%    100.0%     100.0%
938 Kaiser Road.................................       18,000      100.0%       100.0%     100.0%    100.0%     100.0%
Salvio Pacheco Square...........................      120,212       86.9%        92.3%      89.4%     97.1%      88.6%
Wilson Building.................................       52,000       72.6%        80.3%      95.7%     95.7%      87.5%
     Total real estate owned....................    4,304,646       92.2%        94.6%      94.5%     94.7%      92.0%

------------
(A) Physical occupancy as of the last Monday of the year.

        The following table sets forth the average rent per square foot for the past five years for the properties owned by our subsidiaries at December 31, 2001. Our subsidiaries have owned such properties since June 2000. Accordingly, information for the periods prior to such date are based on records we obtained from the IRM entities as part of the IRM bankruptcy proceedings.

                                AVERAGE UNIT RENT


                                                                    AVERAGE MONTHLY RENTAL RATES IN
                                                                      RENTABLE SQUARE FEET AT THE
                                                                      YEAR ENDED DECEMBER 31,(A)
                                                             ------------------------------------------
                                                               2001     2000     1999     1998     1997
                                                             -------  -------  -------  -------  ------
APARTMENTS:
Sacramento Region
Antelope Woods...........................................      $0.87  $  0.79  $  0.72  $  0.69  $  0.66
Rose Glen................................................       0.83     0.73     0.66     0.64     0.64
Carmichael Gardens.......................................       0.89     0.78     0.71     0.66     0.62
Country Glen.............................................       1.01     0.94     0.86     0.84     0.82
Fair Oaks Meadows........................................       1.00     0.93     0.88     0.82     0.80
Foxworth.................................................       0.95     0.89     0.81     0.71     0.67
Glenbrook................................................       0.98     0.90     0.82     0.77     0.73
Hidden Creek.............................................       0.80     0.73     0.66     0.60     0.57
La Riviera...............................................       0.98     0.87     0.80     0.76     0.72
La Riviera Commons.......................................       0.95     0.85     0.78     0.73     0.72
Lincoln Place............................................       1.06     0.95     0.88     0.84     0.81
Meadow Gardens I.........................................       0.99     0.89     0.79     0.74     0.70
Meadow Gardens II........................................       1.05     0.93     0.83     0.79     0.75
Morningside Creek........................................       0.94     0.86     0.77     0.74     0.72
North Country Vista......................................       0.95     0.87     0.80     0.78     0.75
Orangewood East..........................................       0.86     0.77     0.68     0.64     0.62
Orangewood West..........................................       0.73     0.65     0.59     0.55     0.53
Riverside Commons........................................       0.88     0.81     0.71     0.66     0.64
Sterling Pointe I........................................       0.98     0.91     0.80     0.74     0.71
Sterling Pointe II.......................................       0.97     0.90     0.79     0.74     0.71
Sunrise Commons..........................................       0.96     0.89     0.81     0.77     0.74
Stockton Region
Inglewood Oaks...........................................       0.90     0.79     0.74     0.72     0.70
La Espana................................................       0.65     0.58     0.54     0.55     0.55
Mariners Cove............................................       0.87     0.80     0.71     0.69     0.67
Oakwood..................................................       0.84     0.75     0.68     0.66     0.64
Modesto/Turlock Region
Greenbriar...............................................       0.86     0.76     0.68     0.67     0.65
Meadow Lakes.............................................       0.93     0.82     0.71     0.70     0.68
Northwood Place..........................................       0.99     0.91     0.77     0.75     0.73
Park Lakewood............................................       0.91     0.81     0.72     0.68     0.67
Villa Verde North........................................       0.90     0.80     0.72     0.68     0.67
Walnut Woods.............................................       0.82     0.74     0.69     0.66     0.65
Northlake Gardens........................................       0.86     0.77     0.69     0.33     0.32
Tracy/Manteca Region
Driftwood................................................       1.38     1.33     1.15     1.08     1.03
Fairway Estates..........................................       1.04     0.95     0.86     0.80     0.75
Granville................................................       1.38     1.34     1.16     1.10     1.04
Laurel Glen..............................................       1.12     1.03     0.93     0.87     0.83
Fairfield/Vacaville Region
Creekside Gardens........................................       1.10     1.03     0.93     0.85     0.85
Parkwood.................................................       1.29     1.19     1.05     0.96     0.95
Peach Tree Villa.........................................       1.09     1.02     0.92     0.83     0.77

                                                                    AVERAGE MONTHLY RENTAL RATES IN
                                                                      RENTABLE SQUARE FEET AT THE
                                                                      YEAR ENDED DECEMBER 31,(A)
                                                             ------------------------------------------
                                                               2001     2000     1999     1998     1997
                                                             -------  -------  -------  -------  ------
APARTMENTS:
Peachwood................................................       1.25     1.17     1.03     0.98     0.95
Village Green............................................       1.26     1.17     0.96     0.90     0.88
Concord/Antioch Region
Crestview Pines..........................................       1.22     1.16     0.97     0.91     0.86
Diablo View..............................................       1.64     1.54     1.30     1.24     1.15
Meadowlark...............................................       1.44     1.33     1.07     1.01     0.95
Oakview..................................................       1.69     1.49     1.27     1.22     1.14
Villa Diablo.............................................       1.66     1.53     1.31     1.26     1.16
COMMERCIAL:
Bay Area Region
860 Kaiser Road..........................................       1.00     0.90     0.74     0.74     0.58
900 Business Park........................................       0.82     0.79     0.73     0.74     0.70
908 Enterprise Way.......................................       0.72     0.70     0.60     0.58     0.56
910 Enterprise Way.......................................       0.68     0.65     0.62     0.64     0.61
988 Enterprise Way.......................................       0.57     0.54     0.52     0.45     0.45
938 Kaiser Road..........................................       0.66     0.55     0.55     0.52     0.51
Salvio Pacheco Square....................................       1.60     1.46     1.35     1.27     1.23
Wilson Building..........................................       1.54     1.43     1.18     1.01     0.87
Starlight Estates........................................       N/A       N/A      N/A      N/A      N/A
     Total real estate owned.............................      $1.01  $  0.92  $  0.82  $  0.78  $  0.75

----------

(A) Average monthly rent per square foot is contract rent for occupied units plus market rent for vacant units divided by total rentable square feet.

        The following table sets forth certain tax information for our properties, including federal tax basis, realty tax rate and annual realty taxes. See Item 8 for depreciation information regarding these properties.

                                 TAX INFORMATION

                              ADJUSTED FEDERAL  REAL ESTATE      ANNUAL REALTY
                                  TAX BASIS      TAX RATE          TAXES(A)
                                -------------   -----------       -----------
APARTMENTS:
Sacramento Region
Antelope Woods .............   $  3,602,493       1.042           $  62,852
Rose Glen ..................      1,111,239       1.023              19,294
Carmichael Gardens .........        853,283       1.042              38,908
Country Glen ...............      2,366,511       1.007              43,633
Fair Oaks Meadows ..........      3,339,782       1.051              49,474
Foxworth ...................      1,910,262       1.042              35,011
Glenbrook ..................      4,849,375       1.063              85,271
Hidden Creek ...............      1,642,381       1.042              41,803
La Riviera .................        773,397       1.063              98,944
La Riviera Commons .........      1,808,139       1.063              71,893
Lincoln Place ..............        724,864       1.042             106,235
Meadow Gardens I ...........      1,577,570       1.051              63,992
Meadow Gardens II ..........      1,027,437       1.051              43,978
Morningside Creek ..........      2,768,860       1.067              55,098
North Country Vista ........      4,823,221       1.066              87,183
Orangewood East ............      1,488,353       1.007              48,614
Orangewood West ............        525,285       1.007              63,615
Riverside Commons ..........        983,881       1.063              55,385
Sterling Pointe I ..........      1,302,716       1.042              53,737
Sterling Pointe II .........        920,997       1.042              65,347
Sunrise Commons ............      6,596,267       1.051              94,067
Stockton Region
Inglewood Oaks .............        602,614       1.000              24,548
La Espana ..................        559,715       1.027               6,720
Mariners Cove ..............      2,478,293       1.000              47,315
Oakwood ....................      9,500,621       1.027              99,443
Modesto/Turlock Region
Greenbriar .................      1,117,524       1.077              32,677
Meadow Lakes ...............      4,949,187       1.030              86,881
Northwood Place ............      1,946,677       1.062              25,181
Park Lakewood ..............      3,447,245       1.030              53,642
Villa Verde North ..........        970,540       1.077              39,128
Walnut Woods ...............      3,252,799       1.068              46,409
Northlake Gardens ..........        368,428       1.077              29,732
Tracy/Manteca Region
Driftwood ..................      2,617,014       1.000              54,378
Fairway Estates ............      2,981,525       1.000              62,257
Granville ..................        948,222       1.000              42,717
Laurel Glen ................      4,938,461       1.000              85,490
Fairfield/Vacaville Region
Creekside Gardens ..........      1,720,458       1.051             122,208
Parkwood ...................      1,704,644       1.030              71,594
Peach Tree Villa ...........      1,822,864       1.030              23,789
Peachwood ..................        459,287       1.030              41,537
Village Green ..............      7,828,196       1.056             168,919

                              ADJUSTED FEDERAL  REAL ESTATE      ANNUAL REALTY
                                  TAX BASIS      TAX RATE          TAXES(A)
                                -------------   -----------       -----------
Concord/Antioch Region
Crestview Pines ............      4,210,329       1.007              64,890
Diablo View ................        826,404       1.007              67,207
Meadowlark .................        389,911       1.007              22,599
Oakview ....................      1,846,170       1.007              32,859
Villa Diablo ...............        263,679       1.007              16,074
COMMERCIAL:
Bay Area Region
860 Kaiser Road ............      1,560,268       1.027              20,638
900 Business Park ..........      2,335,651       1.027              33,519
908 Enterprise Way .........        775,844       1.027              15,483
910 Enterprise Way .........        999,899       1.027              32,101
988 Enterprise Way .........        592,214       1.027               9,078
938 Kaiser Road ............        642,382       1.027              13,372
Salvio Pacheco Square ......     10,882,983       1.007             110,768
Wilson Building ............      4,757,109       1.124              67,816
Starlight Estates ..........      2,427,966       1.027              15,534
     Total Real Estate Owned   $131,721,436                      $2,925,924

----------

(A) For the period from July 1, 2001 to June 30, 2002, as invoiced and including direct levies.

ITEM 3.      LEGAL PROCEEDINGS

             We are not a party to any material legal proceedings.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             None.

                                     PART II

ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SECURITY HOLDER
             MATTERS

MARKET INFORMATION

             There is no public trading market for our common units and there can be no assurance that a market will ever develop for the units.

HOLDERS

             As of March 31, 2002, there were approximately 850 holders of our common units.

DISTRIBUTIONS

             DISTRIBUTIONS FOR THE PAST TWO YEARS

             In 2000 and 2001, the board of managers of JCM Partners declared the following distributions on a per unit basis:

YEAR 2000

       In 2000, the board of managers did not declare any distributions for either the preferred membership units or the common membership units.

YEAR 2001

                                                                                                 Amount Per       Amount Per Common
          Date Declared                    Record Date                   Date Paid             Preferred Unit            Unit
          -------------                    -----------                   ---------             --------------            ----
    January 17, 2001 (A)               February 1, 2001             February 28, 2001             $0.00254             $0.00254
    January 17, 2001 (B)               April 1, 2001                April 19, 2001                 0.00021             $0.00021
    January 17, 2001 (B)               April 1, 2001                April 27, 2001                 0.00012             $0.00012
    June 18, 2001 (C)                  October 1, 2001              November 2, 2001                 N/A               $0.01667
    November 9, 2001                   November 1, 2001             November 26, 2001                N/A               $0.00417
    December 12, 2001 (D)              December 1, 2001             December 24, 2001                N/A               $0.00458
        TOTAL                                                                                     $0.00287             $0.02829

     (A) This distribution, in the aggregate amount of $260,000, was paid to both common and preferred unit holders. As disclosed under "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources," we completed the redemption of the preferred units in June 2001.

     (B) The distributions in April, in the aggregate amount of $33,401, were payments made to the California Franchise Tax Board. These payments were made from cash from operations and were intended to offset certain federal and/or state income tax liabilities incurred by our members in 2000 due to their ownership of JCM Partners' units.

     (C) On June 18, 2001, the board of managers approved the institution of monthly distributions on or about August 25, 2001. On August 28, 2001, the board of managers delayed the commencement of the monthly distributions while we explored making a cash tender offer for some of our common units. We did not ultimately make a cash tender offer and, accordingly, on November 1, 2001, monthly distributions were sent to members of record as of October 1, 2001 in an amount equal to four regular monthly distributions that would have been distributed to holders of records as of the first day of July, August, September and October 2001. On November 9, 2001, the board of managers ratified the payment of these distributions. Each monthly distribution represented 1/12 of $0.05 per unit ($0.00417).

     (D) On December 12, 2001, the board of managers approved an increase in monthly distributions to 1/12 of $0.055 per unit ($0.00458).

             DISTRIBUTIONS REQUIRED BY OUR LLC AGREEMENT

             If the board of managers declares a distribution of cash from operations or from sales, then the members as of the record date are entitled to receive all such distributions which the board has declared, with each member entitled to receive a pro-rata portion of such available distributions.

              We were prohibited from paying any distributions from sales until we redeemed the preferred units on June 15, 2001.

              On or before June 30, 2002, we are required to make a pro-rata distribution to our common unit holders in a minimum amount of the lesser of:

              -    $10,000,000 or

       - the "mandatory distribution amount," which our limited liability company agreement defines as the amount, if any, by which:

       (a) $20,000,000 plus the amount, if any, by which $15,000,000 exceeds the aggregate initial capital account balances of our preferred unit holders on June 30, 2000 ($15,058,030),

    exceeds

       (b) the total aggregate distributions to all common unit holders from our cash from operations and cash from sales on or before June 30, 2002.

Any remaining amounts, if any, of the "mandatory distribution amount" must be distributed pro rata to the common unit holders on or before June 30, 2003.

       If we fail, for any reason, to distribute cash to our common unit holders as provided above, we must liquidate our properties as quickly as is commercially reasonable so that we will have sufficient liquidity to make the distributions to common unit holders.

REDEMPTION RIGHTS

       On June 15, 2001, we completed the redemption of all of the outstanding preferred units of JCM Partners. The holders of preferred units received a redemption price of $1 per unit.

       Our limited liability company agreement provides that, except as set forth below, each holder of common units as of June 30, 2005 will have the right to require us to redeem all or, if so elected by the holder, a portion, of his or her units no later than June 30, 2007. The redemption price for each common unit will be calculated by dividing the value of our assets as of June 30, 2005 by the total number of common units outstanding, subject to adjustment as set forth in our limited liability company agreement. If a sufficient number of common unit holders exercise their right to have their units redeemed, the continued operation of JCM Partners beyond June 30, 2007 may not be reasonably feasible. Accordingly, our limited liability company agreement requires the board of managers to meet no later than June 30, 2006 to determine whether JCM Partners should continue operations beyond June 30, 2007. If the board of managers determines in its sole discretion that the company's operations should not continue beyond June 30, 2007, then we must inform all owners of common units of this decision within 30 days after June 30, 2006 and the following will occur:

       - the common unit holders' rights to be redeemed as described above on June 30, 2007 will become null and void;

       - all of JCM Partners's properties will be sold as soon as practicable, but in no event later than June 30, 2007; and

       - all owners of common units will receive the liquidation distributions to which they are entitled under our limited liability company agreement.

RECENT SALES OF UNREGISTERED SECURITIES

       We did not sell any equity securities that were not registered under the Securities Act of 1933, as amended, during the year ended December 31, 2001.

CERTAIN PROVISIONS OF OUR RESTATED BYLAWS

       On November 9, 2001, pursuant to its authority under our limited liability company agreement, our board of managers adopted certain amendments to our bylaws. These amendments were adopted to ensure that our members have adequate information available to them about the potential adverse tax consequences of any sale of their units and to limit the ability of any person to gain control of JCM Partners without the approval of our board of managers.

       Some of these amendments may be deemed to have an anti-takeover effect and may discourage, delay or prevent a tender offer or takeover attempt that a unit holder might consider in his or her best interest.

       One group of amendments to our bylaws provides for certain restrictions on the transfer of our units. The transfer restrictions generally provide that:

       - except with respect to transfers of units made by a tax-exempt organization or by virtue of the laws of descent and distribution, any transfer of units will not be effective until the expiration of the 30-day period following our receipt of a fully completed and duly executed Application for Transfer; and

       - no transfer may be made to any individual or entity if such individual or entity would become the beneficial owner of 10% or more of our outstanding units through such transfer (the "Ownership Limit").

       Any transfer in violation of this Ownership Limit shall be void ab initio, except that a holder whose beneficial ownership exceeds the Ownership Limit solely by reason of our own unit repurchases will not be deemed to have violated the Ownership Limit so long as the unit holder makes no acquisition of any additional units.

       If the Ownership Limit is judicially found to be invalid or unenforceable for any reason, any units transferred in excess of the Ownership Limit shall then be deemed to have been transferred to us or our designee in trust for the benefit of the disqualified holder and any beneficiary to whom an interest in the trust may be later transferred. In such circumstance, the disqualified holder shall be treated as the beneficial owner of the units and will have the right to receive allocations and distributions with respect to the units, but will not be accorded any voting rights with respect to the units. On any proposition upon which unit holders are entitled to vote, such units will then be voted by the trust in the same proportion as all other units are voted on the matter.

       Other amendments to our bylaws passed by the board of managers involve procedures relating to the removal of managers, the use of written consent by unit holders, requests for special meetings, and the presentation at unit holder meetings of unit holder nominations or proposals. The amendments generally provide:

       - any manager, other than the CEO-manager, may be removed only for cause with the consent of either a majority of managers holding office or a two-thirds majority of all units outstanding at an annual or special meeting;

       - unless the board of managers determines in its discretion that a proposal should be submitted to the unit holders by the board of managers for action by written consent, all actions of unit holders shall be taken at an annual or special meeting of unit holders, and unit holders shall not have the right to act by written consent;

       - any request for a special meeting of unit holders made by unit holders in accordance with the requirements outlined in our limited liability company agreement must be accompanied by the resolution to be presented to unit holders, a list of all unit holders and beneficial owners who were solicited to support the request for a special meeting, any correspondence or agreements with unit holders and any other material used in such solicitation, and any other information we request in order to determine whether such consents were properly obtained; and

       - in order for any unit holder nomination or proposal to be acted upon, the nominating or proposing unit holder must give advance written notice of such nomination or proposal, with such notice containing information regarding the nominating unit holder, nominee and/or proposal as set forth in our Restated Bylaws.

ITEM 6.      SELECTED FINANCIAL DATA

       We were organized as a Delaware limited liability company on May 15, 2000 and commenced operations as JCM Partners, LLC, the successor company to the IRM entities, on June 30, 2000. All references in this Form 10-K to our six months ended December 31, 2000 are to the period from June 30, 2000 (inception) to December 31, 2000.

       The following table sets forth selected financial data for JCM Partners
(a) for the year ended December 31, 2001 and the six months ended December 31, 2000, and (b) as of December 31, 2001, December 31, 2000 and June 30, 2000 (inception).

                                 YEAR ENDED       SIX MONTHS ENDED
                              DECEMBER 31, 2001   DECEMBER 31, 2000
                              -----------------   -----------------
Rental revenue ..............   $50,330,881         $23,397,831
Net income ..................   $ 1,068,103         $   167,795
Net income per unit .........   $      0.01         $      0.00
Distributions to unit holders   $ 2,584,870         $         0


                                                 DECEMBER 31, 2001   DECEMBER 31, 2000  JUNE 30, 2000 (INCEPTION)
                                                 -----------------   -----------------  -------------------------
Total assets ................................       $274,444,850       $271,154,585           $274,239,344
Total long-term debt ........................       $179,701,686       $163,153,082           $163,848,647
Mandatory distributions payable to redeemable
  common unit holders .......................       $ 17,449,769                  0                      0
Redeemable preferred units ..................                  0         12,067,539             15,067,539
Redeemable common units .....................         90,152,151                  0                      0

       The following table sets forth selected financial data for the properties owned by the IRM entities for the period from January 1, 2000 to June 29, 2000 and for the years ended December 31, 1999 and 1998.

                                                                        PERIOD FROM
                                                                        JANUARY 1,
                                                                           2000          YEAR ENDED      YEAR ENDED
                                                                        TO JUNE 29,     DECEMBER 31,    DECEMBER 31,
                                                                           2000             1999            1998
                                                                      --------------   --------------  --------------
 Rental revenue...................................................    $   21,221,841   $   40,038,261  $   36,467,497
 Direct operating expenses:
   Operating and maintenance......................................         7,041,143       11,019,924       8,159,394
   Real estate taxes and insurance................................         1,712,210        2,916,950       3,031,597
   Utilities......................................................         1,822,209        3,279,110       3,109,478
                                                                      --------------   --------------  --------------
      Total direct operating expenses.............................        10,575,562       17,215,984      14,300,469
                                                                      --------------   --------------  --------------
 Rental revenue in excess of direct operating expenses............    $   10,646,279   $   22,822,277  $   22,167,028
                                                                      ==============   ==============  ==============

BASIS OF PRESENTATION OF IRM ENTITIES' OPERATIONS

       The foregoing combined statement of operations data presents operating results of the properties owned by the IRM entities for the period from January 1, 2000 to June 29, 2000 and the years ended December 31, 1999 and 1998. These data were prepared pursuant to SEC Regulation S-X, Rule 3-14, "Special instructions for real estate operations to be acquired." Accordingly, the presentation excludes certain items not comparable to the future operations of the property, such as mortgage interest, leasehold rental, depreciation and corporate expenses.

       We are not aware of any material factors relating to the properties transferred by the IRM entities to us that would cause the reported results of operations not to be necessarily indicative of future operating results.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

       The following discussion contains forward-looking statements. See our statement that is set forth after the Table of Contents regarding Forward Looking Statements.

       The following discussion should be read in conjunction with the Consolidated Financial Statements and notes set forth in Item 8 below.

       We adopted "fresh start" accounting rules as of June 30, 2000. As a result, our financial results during the six months ended December 31, 2000 serve as benchmark data for future comparisons, but generally are not comparable to prior periods.

       Because we commenced operations on June 30, 2000, there is no corresponding period in 2000 for comparison to the year ended December 31, 2001.


RESULTS OF OPERATIONS


       FUNDS FROM OPERATIONS

       We use a supplemental performance measure, Funds from Operations (FFO), along with net income, to report operating results. FFO is calculated by making various adjustments to net income. Depreciation and amortization are added back to net income as they represent non-cash charges. In addition, gains on sale of real estate investments and extraordinary items are excluded from the FFO calculation.

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

FFO data is as follows:


Year Ending December 31, 2001:
  Net income .......................   $   1,068,103
  Deduct unusual gains:

    Sale of property ...............          (5,183)
  Add extraordinary item:

     Early extinguishment of debt ..         594,543
  Add depreciation and amortization:

    Real property ..................       8,112,579

    Capitalized leasing expenses ...          62,168
                                       -------------
  Funds from operations ............   $   9,832,210
                                       =============
  Funds from operations per unit ...   $        0.10
                                       =============

  Weighted average units ...........      94,951,736
                                       =============

Six months ended December 31, 2001:
  Net income .......................   $    (870,732)
  Add extraordinary item:

     Early extinguishment of debt ..         234,877
  Add depreciation and amortization:

    Real property ..................       4,109,001

    Capitalized leasing expenses ...          28,781
  Funds from operations ............   $   3,501,927
                                       =============
  Funds from operations per unit ...   $        0.04
                                       =============
  Weighted average units ...........      90,747,252
                                       =============

Six months ended December 31, 2000:
  Net income .......................   $     167,795
  Add extraordinary item:

     Early extinguishment of debt ..              --
  Add depreciation and amortization:

    Real property ..................       3,947,458

    Capitalized leasing expenses ...          23,718
                                       -------------
  Funds from operations ............   $   4,138,971
                                       =============
  Funds from operations per unit ...   $        0.04
                                       =============
  Weighted average units ...........     104,960,221
                                       =============



       PROPERTY OCCUPANCY

       The table below sets forth the overall weighted average occupancy levels for our properties, by type of property, at December 31 of the last three years. The weighted average occupancy is calculated by multiplying the occupancy of each property by its square footage and dividing by the total square footage in the portfolio.

                                                          OCCUPANCY AT
                                                           DECEMBER 31,
                                                 --------------------------
 PROPERTY TYPE                                     2001      2000      1999
 -------------                                   -------   -------   ------
 Apartment Communities........................    94.6%     96.2%     94.6%
 Commercial Properties........................   82.0%      88.1%     94.1%

       The overall weighted average occupancy level for our entire property portfolio as of December 31, 2001 was 92.2%, compared to 94.6% at December 31, 2000, and 94.5% at December 31, 1999.

       Although we expected a drop off in rental activity after September 11, 2001, occupancy at our apartment communities has remained relatively stable. We believe this stability has been a result of the favorable general economic conditions of the markets where our apartment communities are located. However, we are currently seeing reduced demand in our markets closest to the San Francisco Bay Area due to the technology industry slowdown, resulting in lower occupancy rates than the rest of our portfolio.

       Fluctuations in occupancy at our commercial properties have been attributable to the leasing and vacating by tenants in the normal course of their leases.

       Market conditions for leased space in commercial buildings have weakened considerably in the San Francisco Bay Area. The general economic decline and job loss in the technology industry have reduced demand for commercial buildings in most San Francisco Bay Area sub-markets. Vacancy rates have gone up and rents have stabilized and come down from the peaks reached in early 2000. Additional information about our commercial properties can be found under "Item 2 -- Properties."

       Our future occupancy rates will be subject to numerous factors, many of which are outside of our control. Accordingly, there can be no assurance that our future occupancy rates will not be significantly less than our occupancy rates at December 2001.

       In January 2001, we sold two condominiums for aggregate net proceeds of $232,000 and recorded a gain of $5,183 from the transaction. We did not dispose of any properties during the six months ended December 31, 2000.

       REVENUE

       Total rental revenue for the year ended December 31, 2001 was $50,330,881. Total rental revenue for the six months ended December 31, 2001 was $25,846,774, up approximately 10.5% from $23,397,831 for the six months ended December 31, 2000.

       During the year ended December 31, 2001, our apartment communities generated $46,400,611 of rental revenue. During the six months ended December 31, 2001, rental revenue generated by our apartment communities was $23,857,748, up approximately 11.1% from $21,478,479 for the six months ended December 31, 2000. The increase is primarily attributable to the increases in rental rates.

       During the year ended December 31, 2001, our commercial properties generated $3,930,270 of rental revenue. During the six months ended December 31, 2001, rental revenue generated by our commercial properties was $1,989,026, up approximately 3.6% from $1,919,352 in the six months ended December 31, 2000. The increase is primarily attributable to the increases in rental rates, partially offset by the decrease in occupancy rates.

       During the year ended December 31, 2001, rental rates for our apartment communities and commercial properties on a combined basis increased by 9.6%, reflecting our strategy of seeking to increase cash flow through rent increases. In 2000 and 1999, the increases were 11.8% and 5.9% on a full-year basis, respectively.

       At December 31, 2001, the average monthly rental rate per square foot of our apartment communities was $0.99 compared to $0.91 at December 31, 2000, $0.81 at December 31, 1999, and $0.76 at December 31, 1998.

       At December 31, 2001, the average monthly rental rate per square foot of our commercial properties was $1.21 compared to $1.11 at December 31, 2000, $1.00 at December 31, 1999, and $0.94 at December 31, 1998.

       Our ability to continue to increase rent rates will materially depend on the changes in the real estate market or in general economic conditions in the areas in which we own properties.

       EXPENSES

       Total expenses. Our total expenses were $49,044,118 for the year ended December 31, 2001. Our total expenses were $26,663,590 for the six months ended December 31, 2001, as compared to $23,413,722 for the six months ended December 31, 2000, an increase of approximately 13.9%. The increase was due to significant increases in operating and maintenance costs, general and administrative expense, and somewhat smaller increases in utilities, depreciation, and real estate taxes in the six months ended December 31, 2001.

       Interest expense. In the year ended December 31, 2001, interest expense was $13,314,059. In the six months ended December 31, 2001, interest expense was $6,818,725, down from $6,827,294 for the six months ended December 31, 2000, a decrease of approximately 0.1%. The decrease was attributable to a decline in interest rates on our variable interest rate loans and the lower fixed rate on the refinanaced mortgage loans, partially offset by the increase in mortgages' payable as a result of refinancing certain mortgage loans during the six months ended December 31, 2001.

       Operating and maintenance expenses. During the year ended December 31, 2001, operating and maintenance expenses were $14,732,863. During the six months ended December 31, 2001, operating and maintenance expenses were $8,833,922, up from $6,378,529 for the six months ended December 31, 2000, an increase of approximately 38.5%. The increase was primarily attributable to the increased expenditures for our ongoing apartment rehabilitation program, additional expenditures on deferred maintenance projects, additional hiring to fill vacant positions, increases in staff wages, increased costs for services provided by vendors and increased advertising costs due to competitive leasing market conditions.

       Depreciation and amortization expenses. During the year ended December 31, 2001, depreciation and amortization expenses were $8,360,869. During the six months ended December 31, 2001, depreciation and amortization expenses were $4,252,391, as compared to $4,072,488 for the six months ended December 31, 2000, an increase of approximately 4.4%. This increase was primarily attributable to the increase in real estate investments due to capitalization of property improvements.

       General and administrative expenses. General and administrative expenses were $4,948,210 for the year ended December 31, 2001. General and administrative expenses were $2,515,139 for the six months ended December 31, 2001, up from $2,379,563 for the six months ended December 31, 2000, a 5.7% increase. The increase was primarily due to higher legal and outside service costs.

       Real estate taxes and insurance expenses. In the year ended December 31, 2001, real estate taxes and insurance expenses were $3,608,105. In the six months ended December 31, 2001, real estate taxes and insurance expenses were $2,220,784, up from $1,914,166 for the six months ended December 31, 2000, an increase of approximately 16.0%. The increase was primarily due to higher insurance costs.

       Utility expenses. Utility expenses were $4,080,011 for the year ended December 31, 2001. Utility expenses were $2,022,356 for the six months ended December 31, 2001, as compared to $1,841,681 for the six months ended December 31, 2000, an increase of approximately 9.8%. The increase was primarily attributable to higher energy costs in California.

       Extraordinary item. During the year ended December 31, 2001, we recorded an extraordinary loss of $594,543 to reflect the write-off of certain deferred loan costs related to debt which was retired in 2001 through the refinancing of certain of our mortgages.


EFFECTS OF INFLATION ON OPERATIONS

       We believe that the direct effects of inflation on our operations have been inconsequential.

DISTRIBUTION TO UNIT HOLDERS

       We made the following cash distributions to our unit holders in the year ended 2001: $260,000 in February, $1,878,190 in November, and $413,197 in
December. In addition, we paid to the California Franchise Tax Board $33,401 on behalf of our unit holders during the year ended December 31, 2001. The distribution in February and the payments to the California Franchise Tax Board were made from our cash from operations and were intended to offset certain federal and/or state income tax liabilities incurred by our members in 2000 due to their ownership of JCM Partners' units. The distributions in November and December were made from cash from operations ($2,291,387). We did not make cash distributions to unit holders during the six months ended December 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

       As of December 31, 2001, our short-term liquidity needs included normal operating requirements, ongoing capital improvements, monthly principal amortization of our debt and certain mandatory distributions required to be made to our common unit holders, as described at "Item 5 -- Market for Registrant's Common Equity and Related Security Holder Matters - Distributions Required by Our LLC Agreement." We expect to meet these requirements through net cash provided by operations and refinancing of certain of our mortgage obligations. Rent increases upon tenant turnover and lease expiration, subject to market conditions and general economic conditions, will not have a significant impact on our short-term liquidity.

       In March 2001, we made our second redemption of preferred units in the amount of $3,015,405 and in June 2001, we redeemed all remaining outstanding preferred units for $9,052,132. The March 2001 redemption was made from operating cash flows. The June 2001 redemption was financed in part by loans from four of the members of our board of managers which totaled $1,250,000 and cash proceeds totaling $7,404,000 from the refinancing of four of our properties in June 2001. The loans from the board members were repaid in July 2001 out of the proceeds of the refinancing of three additional properties. In addition, in December 2001, through a wholly-owned limited liability company, we committed to repurchase 797,093 common units, totaling $637,674. This was completed in January 2002.

       Our long-term liquidity requirements include scheduled debt maturities, significant capital improvements and certain mandatory distributions required to be made to our common unit holders, as described at "Item 5 -- Market for Registrant's Common Equity and Related Security Holder Matters - Distributions Required by Our LLC Agreement." We anticipate that cash flows from operations, including the effects of any rent increases, may not be sufficient to meet these long-term requirements, and that it may be necessary for us to refinance the mortgages on certain of our properties. There can be no assurance that we will be able to refinance on terms advantageous to JCM Partners, however, especially if interest rates rise in the future.

       As described at "Item 5 -- Market for Registrant's Common Equity and Related Security Holder Matters - Redemption Rights," our common unit holders will have the right to require us to redeem some or all of their common units in June 2007. In order to fund those redemptions, we will use cash from operations and loan refinancing proceeds and, if necessary, we may be required to liquidate some or all of our assets.

       At December 31, 2001, we had unrestricted cash totaling $14,248,262 compared to $7,161,000 at December 31, 2000. The terms of certain of our mortgages require impound accounts for the payment of insurance, property taxes and capital improvements as well as scheduled principal payments on the debt. We classify these impound accounts as restricted cash on our balance sheet. At December 31, 2001, such restricted cash totaled $2,721,560, compared to $1,782,000 at December 31, 2000.

       Net cash provided by operating activities during the year ended December 31, 2001 was $9,302,076 , which reflects net income of $1,068,103, non-cash depreciation charges of $8,360,869, a non-cash extraordinary item loss on early extinguishment of debt in the amount of $594,543 and gain on disposal of assets in the amount of $5,183, and the net effect of changes in operating assets and liabilities of $(716,255).

       Net cash used in investing activities during the year ended December 31, 2001 was $1,774,573, which reflects capital expenditures on real estate investments of $2,008,933 and the proceeds from disposal of assets of $234,360.

       Net cash used in financing activities during the year ended December 31, 2001 was $440,213. During this period, cash provided by the refinancing of certain of our mortgage loans was $18,296,764. Cash used in redemption of preferred units was $12,068,000. Cash used to repurchase common units was $637,674. Payments on mortgage notes were $1,748,160. Distributions to members during the year totaled $2,584,870.

       During the six months ended December 31, 2000, cash provided by operating activities was $4,334,000, which reflects net income of $168,000, non-cash depreciation charges of $4,072,000 and the net effect of changes in operating assets and liabilities of $94,000.

       Principal uses of cash during the six months ended December 31, 2000 were improvements to real estate investments of $1,043,000, redemptions of preferred units totaling $3,000,000, and principal payments on mortgage notes of $696,000.

       We capitalize those expenditures related to acquiring new assets, materially enhancing the value of an existing asset, or substantially extending the useful life of an existing asset. Expenditures necessary to maintain an existing property in ordinary operating condition are expensed as incurred.

       We have made significant progress in the upgrade program, which is part of our strategic plan to improve the overall quality of our real estate portfolio. This program involves recurring expenditures, such as floor coverings, HVAC equipment, roofs, appliances, landscaping, siding and parking lots, and non-recurring expenditures, such as gating and access systems, the additions of microwaves, washer-dryers, interior upgrades and new business and fitness centers.

       Our long-term debt consists of real estate mortgages totaling $179,701,686 at December 31, 2001 and $163,153,000 at December 31, 2000. This
debt generally requires monthly payments of principal and interest. The range of interest rates of our real estate mortgages was from 4.1% to 10.5% at December 31, 2001 and from 5.8% to 11.2% at December 31, 2000. The average monthly principal and interest payments made for these mortgages was $1,252,000 for the six months ended December 31, 2001 and $1,255,000 for the six months ended December 31, 2000. We expect the average monthly principal and interest payments for our mortgages for 2002 to be relatively consistent with those of 2001. See
Note 5 of our Consolidated Financial Statements for additional information on scheduled debt maturities.

     During the year ended December 31, 2001, we completed the refinancing of twelve mortgage loans. The balance of the mortgage loans retired was $45,900,734, and we received net proceeds, including funds held by the lender for required repairs, from the issuance of the new mortgage loans of approximately $18,297,000. Subsequent to December 31, 2001, we completed the refinancing of 16 additional mortgage loans. The balance of the mortgage loans retired was $31,942,000, and we received net proceeds, including funds held by the lender for required repairs, from the issuance of the new mortgage loans of approximately $14,079,000.

CHANGES IN MEMBERS' EQUITY FOR THE YEAR ENDED DECEMBER 31, 2001

     The following schedule reflects the changes in our members' equity during 2001 for financial reporting purposes:



         Balance, January 1, 2001                     $102,387,485

         Distribution(1)                                  (293,472)

         Redemption of Preferred Units(2)              (12,067,539)

         Reclassification of common units
            to Redeemable common units(3)              (90,152,151)

         2001 Net Income                                 1,068,103
                                                      ------------

         Balance, December 31, 2001                   $    942,426
                                                      ============


       (1)    Distributions to members' between January 1, 2001 to May 31, 2001.

       (2) June 2001, JCM redeemed all the remaining outstanding preferred units.

       (3) In accordance with Generally Accepted Accounting Principles ("GAAP"), all of the company's common units were reclassified from equity to redeemable common units once all preferred units were redeemed. Further, the company recorded a liability equal to the remaining amount of mandatory distributions due to common unit holders on June 15, 2001 of $19,741,174. The adjustment for the mandatory distribution left a balance in redeemable common units of $70,410,977.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

             Our primary market risk exposure results from changes in interest rates on our debt obligations. We are vulnerable to increases in the interest rates on our variable rate mortgage notes. We are also vulnerable to significant increases in interest rates to the extent we refinance our fixed rate mortgage notes or incur additional debt in the future.

             The following table presents information about our debt obligations at December 31, 2001. The table presents principal cash flows and related weighted average interest rate by expected maturity dates.



                                             2002           2003           2004            2005           2006          THEREAFTER
                                        ------------   -------------  -------------   -------------  -------------   -------------
Mortgage loans with fixed rates ranging
from 6.59% to 8.23% maturing through
  October 31,
  2031 ................................ $   616,753   $    662,296   $    711,224    $     763,789   $     822,243  $   53,576,114
Average interest rate .................        7.13%          7.13%          7.13%            7.13%           7.13%           7.13%
Mortgage loans with fixed rates
  ranging from 8.27% to 8.69% that
increase to between 8.77% and 9.19% at
  stated dates between February and
May 2004 which mature through
  September 2007 ...................... $   456,788   $    497,019   $    540,446    $     587,858   $     640,220  $   49,281,511
Average interest rate .................        8.41%          8.41%          8.91%            8.91%           8.91%           8.91%
Mortgage loans with variable
  rates ranging from 4.19% to
  10.50% which mature through
  September 2031 ...................... $   898,857   $    943,636   $    991,826    $   1,044,202   $   1,099,571  $   65,567,333
Average interest rate(1) ..............        7.47%          7.47%          7.47%            7.47%           7.47%           7.47%

----------

(1) The rates for variable rate mortgage loans have been held constant during each period presented based on the actual variable rates at December 31, 2001.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                JCM PARTNERS, LLC

                                TABLE OF CONTENTS
-----------------------------------------------------------------------------

                                                                                                                  PAGE
INDEPENDENT AUDITORS' REPORT                                                                                      F-1

FINANCIAL STATEMENTS:

   Consolidated Balance Sheets as of December 31, 2001
     and December 31, 2000                                                                                        F-2

   Consolidated Statements of Operations for the Year Ended December 31, 2001
     and the Period from June 30, 2000 (Inception) to December 31, 2000                                           F-3

   Consolidated Statements of Changes in Members' Equity for the Year Ended
     December 31, 2001 and for the Period from June 30, 2000
     (Inception) to December 31, 2000                                                                             F-4

   Consolidated Statements of Cash Flows for the Year Ended December 31, 2001
     and for the Period from June 30, 2000 (Inception) to December 31, 2000                                       F-5

   Notes to Consolidated Financial Statements                                                                     F-6

FINANCIAL STATEMENT SCHEDULES:

   Schedule III - Real Estate and Accumulated Depreciation                                                        F-15

INDEPENDENT AUDITORS' REPORT


To the Board of Managers of JCM Partners, LLC:

We have audited the accompanying consolidated balance sheets of JCM Partners, LLC and its subsidiaries (the "Company"), as of December 31, 2001 and 2000, and the related consolidated statements of operations, members' equity and cash flows for the year ended December 31, 2001 and the period from June 30, 2000 (inception) to December 31, 2000. Our audits also include the consolidated financial schedule listed in the foregoing table of contents. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of JCM Partners, LLC and its subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the year ended December 31, 2001 and the period from June 30, 2000 (inception) to December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





February 22, 2002

/s/ Deloitte &  Touche LLP
Sacramento, California

JCM PARTNERS, LLC

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------


                                                                      December 31,
                                                               ---------------------------
                                                                    2001         2000
                                                               ------------   ------------
ASSETS
INVESTMENTS:
  Real estate, net                                             $253,268,853   $259,565,095
  Notes receivable, net                                                  --        367,095
                                                               ------------   ------------
           Total investments                                    253,268,853    259,932,190
Cash                                                             14,248,362      7,161,072
Restricted cash                                                   2,721,560      1,781,627
Rents receivable                                                    143,884        151,753
Prepaid expenses                                                    324,048        301,202
Deferred costs, net                                               1,825,509      1,702,324
Other assets                                                      1,912,633        124,417
                                                               ------------   ------------
TOTAL ASSETS                                                   $274,444,850   $271,154,585
                                                               ============   ============


LIABILITIES, REDEEMABLE COMMON UNITS
  AND MEMBERS' EQUITY
LIABILITIES:
  Mortgages payable                                            $179,701,686   $163,153,082
  Tenants' security deposits                                      2,665,163      2,459,832
  Accounts payable and accrued expenses                           2,048,514      1,521,785
  Accrued interest                                                1,115,160      1,138,823
  Unearned rental revenue                                           109,614        256,791
  Accrued real estate taxes                                           1,542        236,787
  Mandatory distribution payable to
    redeemable common unit holders ( See Note 7)                 17,449,769
                                                               ------------   ------------
           Total liabilities                                    203,091,448    168,767,100
                                                               ------------   ------------

REDEEMABLE COMMON UNITS:
  Redeemable common units, $1 par value, 125,000,000,
  authorized; 90,152,151 outstanding at
  December 31, 2001 (See Note 7)                                 70,410,977
MEMBERS' EQUITY:
  Redeemable preferred units, $1 par value,25,000,000,
    authorized; 12,067,539 outstanding at December 31, 2000              --     12,067,539
  Common units, $1 par value, 125,000,000 authorized;
    90,152,151 outstanding at December 31, 2000 (See Note 7)             --     90,152,151
  Retained earnings                                                 942,426        167,795
                                                               ------------   ------------
           Total members' equity (See Note 7)                       942,426    102,387,485
                                                               ------------   ------------
TOTAL LIABILITIES, REDEEMABLE COMMON
  UNITS AND MEMBERS' EQUITY                                    $274,444,850   $271,154,585
                                                               ============   ============

See notes to consolidated financial statements

JCM PARTNERS, LLC

CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------



                                                                     PERIOD FROM
                                                                    JUNE 30, 2000
                                                     YEAR ENDED    (INCEPTION) TO
                                                     DECEMBER 31,    DECEMBER 31,
                                                         2001            2000

REVENUES:
  Rental                                            $ 50,330,881    $ 23,397,831
  Interest                                               375,883         183,686
                                                    ------------    ------------
           Total revenues                             50,706,763      23,581,517
                                                    ------------    ------------

OPERATING EXPENSES:
  Interest expense                                    13,314,059       6,827,294
  Operating and maintenance                           14,732,863       6,378,529
  Depreciation and amortization                        8,360,869       4,072,488
  General and administrative                           4,948,210       2,379,563
  Real estate taxes and insurance                      3,608,105       1,914,166
  Utilities                                            4,080,011       1,841,681
                                                    ------------    ------------

           Total expenses                             49,044,118      23,413,722
                                                    ------------    ------------

INCOME BEFORE EXTRAORDINARY ITEM                       1,662,646         167,795

EXTRAORDINARY ITEM - early extinguishment of debt       (594,543)             --
                                                    ------------    ------------
NET INCOME                                          $  1,068,103    $    167,795
                                                    ============    ============

EARNINGS PER UNIT BEFORE EXTRAORDINARY
  ITEM - Basic and diluted                          $       0.02    $       0.00

EXTRAORDINARY ITEM PER UNIT - Basic and diluted .          (0.01)
                                                    ------------    ------------

EARNINGS PER UNIT - Basic and diluted               $       0.01    $       0.00
                                                    ============    ============

WEIGHTED AVERAGE UNITS - Basic and diluted            94,951,736     104,960,231
                                                    ============    ============


See notes to consolidated financial statements.

JCM PARTNERS, LLC

CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS' EQUITY
--------------------------------------------------------------------------------



                                             PREFERRED UNITS                   COMMON UNITS
                                      ---------------------------      -------------------------       RETAINED
                                          UNITS          AMOUNT           UNITS         AMOUNT         EARNINGS         TOTAL
ISSUANCE OF UNITS ON
  JUNE 30, 2000 (INCEPTION) ......     15,067,539    $ 15,067,539      90,152,151    $ 90,152,151                   $105,219,690
  Redemption of preferred units ..     (3,000,000)     (3,000,000)                                                    (3,000,000)
  Net income .....................                                                                  $    167,795         167,795
                                       ----------      ----------      ----------      ----------   ------------     -----------
BALANCE, DECEMBER 31, 2000 .......     12,067,539      12,067,539      90,152,151      90,152,151        167,795     102,387,485

  Redemption of preferred units ..    (12,067,539)    (12,067,539)                                                   (12,067,539)
  Distribution ...................                                                                     (293,472)        (293,472)
  Reclassification of common units
    to redeemable common units ...                                    (90,152,151)    (90,152,151)                   (90,152,151)
  Net income .....................                                                                     1,068,103       1,068,103
                                       ----------      ----------      ----------      ----------   -------------    ------------
BALANCE, DECEMBER 31, 2001 .......             --    $         --              --    $         --   $    942,426    $   942,426
                                       ==========      ==========      ==========      ==========   =============    ============


See notes to consolidated financial statements.

JCM PARTNERS, LLC

CONSOLIDATED STATEMENT OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                                 PERIOD FROM
                                                                                JUNE 30, 2000
                                                                 YEAR ENDED     (INCEPTION) TO
                                                                DECEMBER 31,    DECEMBER 31,
                                                                    2001             2000
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                    $  1,068,103    $    167,795
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                  8,360,869       4,072,488
    Extraordinary item - early extinguishment of debt                594,543
    Gain on disposal of assets                                        (5,183)
    Effect of changes in:
      Restricted cash                                               (939,933)       (218,747)
      Rent receivables                                                 7,869         (38,307)
      Prepaid expenses                                               (22,846)       (180,530)
      Deferred costs                                                 (87,319)         (8,178)
      Accounts payable and accrued expenses                          526,738        (373,532)
      Accrued interest                                               (23,673)        347,792
      Accrued real estate taxes                                     (235,245)        236,787
      Unearned rental revenue                                       (147,177)          7,321
      Tenants' security deposits                                     205,331         224,643
                                                                ------------    ------------

          Net cash provided by operating activities                9,302,076       4,333,617
                                                                ------------    ------------
 CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to real estate investments                            (2,008,933)     (1,043,437)
  Proceeds from disposal of assets                                   234,360
                                                                ------------    ------------
           Net cash used in investing activities                  (1,774,573)     (1,043,437)
                                                                ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Redemption of preferred units                                  (12,067,539)     (3,000,000)
  Payments on mortgages payable                                   (1,748,160)       (695,565)
  Deferred financing costs                                          (878,699)        (39,415)
  Net proceeds from refinance of mortgages payable                18,296,764
  Distributions to members                                        (2,584,870)
  Other assets                                                    (1,457,702)         96,085
                                                                ------------    ------------

           Net cash used in financing activities                    (440,213)     (3,734,980)
                                                                ------------    ------------

NET INCREASE (DECREASE) IN CASH                                    7,087,292        (444,800)

CASH, beginning of period                                          7,161,072       7,605,872
                                                                ------------    ------------

See notes to consolidated financial statements

JCM PARTNERS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 2001 AND PERIOD FROM
JUNE 30, 2000 (INCEPTION) TO DECEMBER 31, 2000
--------------------------------------------------------------------------------

1.     FORMATION AND DESCRIPTION OF BUSINESS

       JCM Partners, LLC (the "Company"), a Delaware limited liability company, was organized on May 15, 2000. The Company is the reorganized entity which emerged from the bankruptcy proceedings in the United States Bankruptcy Court for the Eastern District of California of IRM Corporation et al. ("the IRM entities"), Case Number 98-32231-A-11. Pursuant to a plan of reorganization confirmed on June 5, 2000 (the "Plan"), all assets of the IRM entities were vested in the Company. The Company commenced operations on June 30, 2000 pursuant to the confirmation order and the plan of reorganization.

       The Company owns, operates and manages forty-six apartment complexes and eight commercial income properties. The Company also owns two parcels of land which are available for development. All of the properties are located in northern California. The Company holds its real estate assets through 55 wholly-owned subsidiaries, each of which is a single-asset limited liability company.

2.     SIGNIFICANT ACCOUNTING POLICIES

       FRESH START ACCOUNTING - In accounting for the effects of the reorganization, the Company implemented fresh start accounting in accordance with AICPA Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code." Accordingly, all of the Company's assets and liabilities were restated to reflect their reorganization value, which approximated fair value at the date of the reorganization, June 30, 2000.

       BASIS OF CONSOLIDATION - The financial statements include the accounts of the Company and its subsidiaries on a consolidated basis. All significant intercompany balances have been eliminated in consolidation.

       RESTRICTED CASH consists of lender impound accounts (see Note 5).

       REAL ESTATE INVESTMENTS consist principally of rental properties which are carried at reorganization value less accumulated depreciation, which is calculated using the straight-line method. The estimated useful lives for the properties range from 20 to 40 years for buildings and from 5 to 15 years for improvements.

       The estimated fair value of the properties as of the date of reorganization was determined based on appraisal reports prepared by independent M.A.I. ("Member of the Appraisal Institute") appraisers. Determination of estimated fair values involves subjective judgment because the actual fair value of the real estate can be determined only by negotiation between the parties in a sales transaction.

       The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the expected undiscounted cash flows expected to be generated by those assets are less than the related carrying amounts. If a rental property is determined to be impaired, the impairment would be measured based upon the excess of the asset's carrying value over the fair value. The Company reports assets to be disposed of at the lower of carrying amount or fair value less cost to sell. No impairment losses have been reflected in the accompanying statements of operations.

       Expenditures for ordinary maintenance and repairs are expensed as incurred. Significant renovations and improvements that enhance and/or extend the useful life of a property are capitalized and depreciated over its estimated useful life.

       DEFERRED COSTS include financing costs which are amortized over the term of the related debt using the straight-line method and leasing commissions which are amortized over the term of the related leases using the straight-line method.

       OTHER ASSETS consist primarily of refundable deposits in connection with debt refinancings in process at year-end and other deposits.

       RENTS RECEIVABLE are carried net of any allowance for uncollectible amounts.

       RENTAL INCOME RECOGNITION - Apartment communities are generally leased under operating leases with terms of six months. Rental income is recognized according to the terms of the underlying leases, which approximates the revenue which would be recognized if recognized evenly over the lease term. Rental revenue on commercial properties is recognized over the term of the related lease.

       USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       INCOME TAXES - Federal and state income taxes are the responsibility of the members. Accordingly, no provision for federal and state income taxes is included in the Company's financial statements.

       SEGMENT REPORTING - The Company has two separable segments: residential real estate and commercial real estate. Residential real estate includes the Company's 46 apartment communities. Commercial real estate includes the Company's eight commercial properties and land held for development.

       NEW ACCOUNTING STANDARDS - In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 as amended by SFAS Nos. 137 and 138 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Under SFAS No. 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. SFAS No. 133 was adopted by the Company on January 1, 2001 and did not have any effect on the Company's financial statements.

       In June 2001, the Financial Accounting Standards Board approved for issuance Statement of Financial Accounting Standard (SFAS) No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method of accounting and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives will be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will be required to be tested at least annually for impairment. The Company adopted SFAS No. 142 effective January 1, 2002. The Company expects that the adoption of SFAS No. 142 will not have an impact on its financial statements.

3.    INVESTMENTS

      Real estate investments are comprised of the following at December 31, 2001 and 2000:

                                           DECEMBER 31,     DECEMBER 31,
                                               2001             2000
      Apartment communities               $ 237,141,337    $ 235,260,318
      Commercial properties                  28,154,662       28,245,969
                                          -------------    -------------
                                            265,295,999      263,506,287
      Less: accumulated depreciation        (12,027,147)      (3,941,192)
                                          -------------    -------------

                                          $ 253,268,853    $ 259,565,095
                                          =============    =============

      The Company holds a note receivable bearing interest at an annual rate of 10.5% secured by a first deed of trust on two parcels of land. The original note was dated December 19, 1994 in the amount of $1.3 million. The outstanding principal balance was $367,095 and interest and related rent receivable due under the terms of the note totaled $83,405 at December 31, 2001 and 2000. No interest has been accrued for the year ended December 31, 2001 or for the period from June 30, 2000 to December 31, 2000. In the fourth quarter of 2001, the Company fully reserved the outstanding balance and all accrued interests and rents on the note.

4.    TENANT OPERATING LEASES

      Minimum future rental revenues to be received on noncancellable tenant operating leases in effect at December 31, 2001 are as follows:


      2002                                $ 3,205,158
      2003                                  2,532,075
      2004                                  1,985,066
      2005                                  1,345,432
      2006                                    642,704
      Thereafter                              555,109
                                          -----------

      Total                               $10,265,545
                                          ===========


5.     MORTGAGES PAYABLE

       The Company's mortgages payable generally require monthly interest and principal payments. The obligations include ten fixed rate loans and forty-three variable rate loans which are secured by deeds of trust on the Company's real estate investments. The Company is required by the terms of certain of the mortgage loans to maintain lender impound accounts for insurance, property taxes, reserves for property improvements and a bond account which are recorded as restricted cash. A summary of the Company's mortgages payable outstanding is as follows:

                                                           December 31,    December 31,
                                                               2001           2000
       Mortgage loans with fixed rates ranging
         from 6.59% to 8.23% maturing through
         October 2031                                     $ 57,152,419   $  2,213,160

       Mortgage loans with fixed rates ranging
         from 8.27% to 8.69%  that increase to
         between 8.77% and 9.19% at stated dates
         between February and May 2004 and
         which mature through September 2007                52,003,842     53,997,009

       Mortgage loans with variable rates
         ranging from 4.1% to 10.5% at December 31,2001
         which  mature through 2031                         70,545,425    106,942,913
                                                          ------------   ------------

Total                                                     $179,701,686   $163,153,082
                                                          ============   ============


       Aggregate maturities of mortgage loans payable subsequent to December 31, 2001 are as follows:

       2002                                                $  1,972,398
       2003                                                   2,102,951
       2004                                                   2,243,496
       2005                                                   2,395,848
       2006                                                   2,562,034
       Thereafter                                           168,424,959
                                                            -----------

       Total                                               $179,701,686
                                                           ============



       During the year ended December 31, 2001, the Company completed the refinancing of twelve mortgage loans. The balance of the mortgage loans retired was $45,900,734, and the Company received net proceeds, including funds held by the lender for required repairs, from the issuance of the new mortgage loans of approximately $18,297,000. In connection with the early retirement of the old mortgage loans, the Company recorded an extraordinary loss of $594,543 in its statement of operations for the year ended December 31, 2001. The loss resulted in primarily from the write-off of debt issuance costs associated with the retired mortgage loans.

      Subsequent to December 31, 2001, the Company completed the refinancing of 16 additional mortgage loans. The balance of the mortgage loans retired was $31,942,000, and the Company received net proceeds, including funds held by the lender for required repairs, from the issuance of the new mortgage loans of approximately $14,079,000. All of the 16 new mortgage loans have fixed rates ranging from 6.20% to 6.73%. Seven of the 16 will mature in 2009, while the remaining nine mortgage loans will mature in 2012.

6.    MEMBERS' EQUITY

      PREFERRED UNITS

      A pro rata redemption in the amount of $3,000,000 was made in December 2000 to redeem 3,000,000 preferred units. In March 2001, a pro rata redemption in the amount of $3,013,507 was made to redeem 3,013,507 preferred units. In June 2001, a pro rata redemption in the amount of $9,054,032 was made to redeem the remaining outstanding 9,054,032 preferred units.

      DISTRIBUTIONS TO MEMBERS

      If the Board of Managers declares a distribution of cash from operations, then the members as of the record date are entitled to receive all such distributions which the Board has declared, with each member entitled to receive a pro-rata portion of such available distributions.

      If the Board of Managers declares a distribution of cash from sales, then the members as of the record date are entitled to receive all such distributions which the Board of Managers has declared, with each unit holder entitled to receive a pro rata portion of such available distributions. Notwithstanding the foregoing, no cash from sales may be distributed to holders of common units until such time as the Company has redeemed and completely liquidated all of the preferred units.

      On January 17, 2001, the Board of Managers approved a distribution of cash from operations in the aggregate amount of up to $300,000 payable to common and preferred unit holders recorded as of December 31, 2000. This distribution, in the amount of $260,071, was paid on February 28, 2001. In addition, the Company paid $33,401 to the California Franchise Tax Board on behalf of its unit holders.

      VOTING

      Holders of units are entitled to one vote per outstanding unit with respect to a particular matter, only after such matter has been approved by the Board of Managers, except with regard to the removal of a manager (other than the CEO-Manager) for cause, the amendment of the limited liability company agreement, and any matter presented at a special meeting of members called upon the written request of holders of at least ten percent (10%) of the outstanding units. Except in connection with certain issues specified in the Company's limited liability company agreement, common units and preferred units shall consent together as one class. The Company's Units are subject to certain restrictions on transfers.

      MANDATORY DISTRIBUTIONS TO COMMON UNIT HOLDERS

      On or before June 30, 2002, the Company is required to make a pro rata distribution to common unit holders in an amount not less than the lesser of (i) $10,000,000 or (ii) an amount equal to the excess, if any, of (a) the sum of $20,000,000 and the excess, if any, of $15,000,000 over the aggregate initial capital account balances of preferred unit holders on June 30, 2000, over (b) the total aggregate distributions to all common unit holders from operations payable or sales payable on or before June 30, 2002, with the remaining amount, if any, to be distributed pro rata to the common unit holders on or before

      June 30, 2003. If the Company fails, for any reason, to distribute cash to common unit holders as provided above, the Company must liquidate properties as quickly as is commercially reasonable so that the Company will have sufficient liquidity to make the distributions to common unit holders. Notwithstanding the foregoing, no distribution could be made to any common unit holder pursuant to this paragraph until all preferred units were redeemed and completely liquidated.

      At December 31, 2001, the Company's balance sheet includes a liability for "Mandatory Distribution Payable to Redeemable Common Unit Holders" in the amount of $17,449,769. This balance represents the $20,000,000 mandatory distribution minus $2,550,231 distributed to common unit holders in 2001. Such distributions consisted of $258,826 made prior to the redemption of the outstanding preferred units on June 15, 2001 and $2,291,405 subsequent to the redemption of the preferred units.

      REDEMPTION RIGHTS OF COMMON UNIT HOLDERS

      Each common unit holder owning common units as of June 30, 2005 will have the right to require the Company to redeem some or all of such member's common units on June 30, 2007. The redemption price for each common unit will be calculated by dividing the fair market value of the Company's net assets as of June 30, 2005 by the total number of common units outstanding, subject to adjustment as set forth in the Company's operating agreement. If a sufficient number of common unit holders exercise their right to have their units redeemed, the continued operation of the Company beyond June 30, 2007 may not be reasonably feasible. Accordingly, the Company's operating agreement requires the board of managers to meet no later than June 30, 2006 to determine whether the Company should continue operations beyond June 30, 2007. If the board of managers determines in its sole discretion that the Company's operations should not continue beyond June 30, 2007, then the Company must inform all owners of common units of this decision within 30 days after June 30, 2006 and the following will occur:

            - the common unit holders' right to be redeemed as described above on June 30, 2007 will become null and void;

            - all of the Company's properties will be sold as soon as practicable, but in no event later than June 30, 2007; and

            - all owners of common units will receive the liquidation distributions to which they are entitled under the Company's operating agreement.

7.    RECLASSIFICATION OF REDEEMABLE COMMON UNITS

      The Company reported common units in the members' equity section of its balance sheet as of December 31, 2000. Upon the final redemption of the outstanding preferred units on June 15, 2001, the common units became redeemable (see Note 6). Therefore, the Company reclassified the common units from members' equity to redeemable common units on its balance sheet. Further, the Company recorded a liability equal to the remaining amount of mandatory distributions due to common unit holders at June 15, 2001 against the balance of redeemable common units. (see Note 6).

      Because it is uncertain whether the common units will be redeemed, the redeemable common units have not been adjusted for any changes in the redemption value of the units. Such an adjustment will be recorded if and when redemption is probable.

8.    RELATED PARTY TRANSACTIONS

      In the normal course of business, the Company enters into transactions with related parties on substantially the same terms as comparable transactions with unaffiliated persons. During the year ending December 31, 2001 and the period from June 30, 2000 to December 31, 2000, the Company paid approximately $36,300 and $188,000, respectively, for landscaping services to a company that is owned by a relative of the chief operating officer of JCM Partners, LLC.

      The Company entered into a management services agreement, dated as of July 1, 2000, with JCIV, LLC, a California limited liability company of which the Company's then CEO/President is the sole member. Pursuant to the terms of the management services agreement, the Company agreed to retain JCIV, LLC through April 30, 2001 for a fee of $41,666 per month. On March 15, 2001, the Company entered into a Transition Services Agreement and Amendment to Management Services Agreement with JCIV, LLC. Pursuant to this agreement, the termination date of the management services agreement was accelerated from April 30, 2001 to March 15, 2001 and the Company agreed to engage the former CEO/President as an independent consultant to provide transition management services for the period of March 19, 2001 through March 30, 2001 with compensation totaling $62,499.

      Effective March 8 2001, the Company retained Computer Management Corporation ("CMC") to provide management services to the Company. The Company's Chairman of the Board and his wife, who is the CEO/President of the Company, own CMC. Pursuant to the terms of the agreement, the Company agreed to retain CMC through April 30, 2002 for a fee of $25,000 per month. During the period from March 8, 2001 to December 31, 2001, the Company paid $225,000 for such services to CMC.

9.    FAIR VALUE OF FINANCIAL INSTRUMENTS

      The Company believes that the carrying amounts of its mortgages payable approximate their fair value as of December 31, 2001 and 2000 because interest rates and yields for these instruments are consistent with rates currently available to the Company.

10.   SEGMENT DATA

      The Company defines each of its real estate investments as an individual operating segment. Based on the criteria for aggregation of segments with similar economic characteristics, the Company has two reportable segments: apartment communities and commercial properties. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Property administration and corporate overhead expenses, along with interest, other income, capital expenditures, and assets have been allocated on a relative revenue basis to each segment. Segment data is as follows:


                                                APARTMENT      COMMERCIAL
                                                COMMUNITIES    PROPERTIES          TOTAL
       From June 30, 2000 (Inception)
         to December 31, 2000:
         Rental revenue                        $ 21,478,479   $  1,919,352    $ 23,397,831
         Interest revenue                           168,618         15,068         183,686
         Interest expense                         6,163,730        663,564       6,827,294
         Depreciation and amortization            3,713,762        358,726       4,072,488
         Net operating income                     9,766,125      1,117,766      10,883,891
         Net income (loss)                           57,251        110,544         167,795
         Capital expenditures                     1,012,111         44,173       1,056,284

      As of December 31, 2000 -
         Total assets                          $241,343,791   $ 29,810,794    $271,154,585

      For the Year Ended December 31, 2001:
        Rental revenue                        $ 46,400,611   $  3,930,270    $ 50,330,881
        Interest revenue                           346,531         29,352         375,883
        Interest expense                        12,071,414      1,242,646      13,314,059
        Depreciation and amortization            7,689,321        673,513       8,362,834
        Net operating income                    21,323,476      1,640,183      22,963,658
        Net income (loss)                        1,314,729       (246,624)      1,068,105
        Extraordinary item                         594,543        594,543
      Capital expenditures                       2,006,068        148,464       2,154,532

      As of December 31, 2001 -
        Total assets                          $245,357,491   $ 29,087,360    $274,444,850

11.   SELECTED QUARTERLY DATA (UNAUDITED)

      Results of operations data for the quarters ended September 30 and December 31, 2000, and March 31, June 30, September 30, and December 31, 2001 are as follows:



                      SEPTEMBER 30,  DECEMBER 31,     MARCH 31,     JUNE 30,     SEPTEMBER 30,   DECEMBER 31,
QUARTERS ENDED           2000           2000            2001          2001            2001          2001
Rental revenue      $ 11,610,441   $ 11,787,390    $ 12,000,788   $ 12,483,319   $ 12,613,297   $ 13,231,672
Net income
  (loss)            $    333,017   $   (165,222)   $    779,478   $  1,159,357   $     22,185   $   (892,917)
Net income
  (loss) per unit   $       0.00   $      (0.00)   $       0.01   $       0.01   $         --   $      (0.01)



12.   SUBSEQUENT EVENT

      In January 2002, the Company completed the repurchase of 797,093 redeemable common units at a price of 80 cents per unit.

JCM PARTNERS, LLC
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
--------------------------------------------------------------------------------

                                                       INITIAL COSTS                             COST OF
                                              -----------------------------      TOTAL         IMPROVEMENTS
                                                 LAND AND       BUILDINGS        INITIAL       CAPITALIZED
                                                   LAND            AND          ACQUISITION     SUBSEQUENT
                            ENCUMBRANCES       IMPROVEMENTS    IMPROVEMENTS        COST        TO ACQUISTION
Apartments:
  Sacramento Region
  Antelope Woods           $ 3,277,859          $ 900,886     $ 4,719,114      $ 5,620,000      $ 40,755
  Rose Glen                  1,460,332            777,260       1,422,740        2,200,000        62,812
  Carmichael Gardens         2,047,800            590,408       3,049,592        3,640,000        75,078
  Country Glen               2,594,815            481,041       3,388,959        3,870,000        23,415
  Fair Oaks Meadows          3,857,934          1,267,530       3,742,470        5,010,000        40,039
  Foxworth                   2,045,915            676,550       2,823,450        3,500,000        33,176
  Glenbrook                  6,031,785          1,784,510       7,315,490        9,100,000        72,614
  Hidden Creek               2,307,811            506,463       3,703,537        4,210,000        76,991
  La Riviera                 8,461,799          1,619,968       7,340,032        8,960,000        80,145
  La Riviera Commons         5,923,022          1,706,184       4,773,816        6,480,000       105,703
  Lincoln Place              8,122,778          1,486,140       7,813,860        9,300,000        79,355
  Meadow Gardens I           4,309,097          1,137,394       4,432,606        5,570,000        51,335
  Meadow Gardens II          1,713,161            762,696       2,447,304        3,210,000        33,713
  Morningside Creek          2,476,326            891,588       2,998,412        3,890,000        61,930
  North Country Vista        5,341,710          1,862,010       5,787,990        7,650,000       126,887
  Orangewood East            2,745,748            494,856       2,985,144        3,480,000        73,038
  Orangewood West            3,377,916            582,084       3,787,916        4,370,000       122,287
  Riverside Commons          1,560,536            520,380       2,429,620        2,950,000        71,512
  Sterling Pointe I          2,911,990            969,617       3,900,383        4,870,000       130,100
  Sterling Pointe II         2,816,212            983,496       4,176,504        5,160,000        69,352
  Sunrise Commons            5,401,713          1,906,170       6,793,830        8,700,000        74,097
  Stockton Region
  Inglewood Oaks             1,474,370            477,086       1,782,914        2,260,000        30,394
  La Espana                    360,478             91,616         468,384          560,000         1,149
  Mariners Cove              2,613,179            633,360       3,266,640        3,900,000        38,189
  Oakwood                    8,737,169          3,829,617       7,660,383       11,490,000       136,337
  Modesto/Turlock Region
  Greenbriar                 2,192,614            924,792       2,485,208        3,410,000        81,776
  Meadow Lakes               5,297,982 {a}      1,357,884       6,262,116        7,620,000        67,590
  Northwood Place            1,434,275            677,588       1,762,412        2,440,000        30,424
  Park Lakewood              2,813,930            930,248       3,909,752        4,840,000       128,684
  Villa Verde North          3,865,056          1,200,600       2,939,400        4,140,000        38,560
  Walnut Woods               3,438,970            963,236       4,176,764        5,140,000        43,366
  Northlake Gardens                               501,144       1,178,856        1,680,000        23,952
  Tracy/Manteca Region
  Driftwood                  3,506,725            940,032       4,499,968        5,440,000        42,908
  Fairway Estates            5,923,558          1,234,440       5,115,560        6,350,000        48,793
  Granville                  4,847,272            918,000       4,082,000        5,000,000        42,729
  Laurel Glen                7,893,023          1,574,000       6,296,000        7,870,000        72,304


                                   GROSS AMOUNT AT WHICH
                                 CARRIED AT CLOSE OF PERIOD
                                -----------------------------                                                        DEPRECIABLE
                                  LAND AND        BUILDINGS         GAAP                                                LIFE OF
                                    LAND             AND          CARRYING      ACCUMULATED      DATE OF     DATE      BUILDING
                                IMPROVEMENTS     IMPROVEMENTS       VALUE      DEPRECIATION  CONSTRUCTION  ACQUIRED    COMPONENT
Apartments:
  Sacramento Region
  Antelope Woods                 $ 900,886      $ 4,759,869     $ 5,660,755     $ 214,597         1986    07/01/2000       35
  Rose Glen                        777,260        1,485,552       2,262,812       114,545         1973    07/01/2000       20
  Carmichael Gardens               590,408        3,124,670       3,715,078       189,202         1977    07/01/2000       25
  Country Glen                     481,041        3,412,374       3,893,415       136,592         1991    07/01/2000       40
  Fair Oaks Meadows              1,267,530        3,782,509       5,050,039       144,676         1987    07/01/2000       40
  Foxworth                         676,550        2,856,626       3,533,176       108,455         1986    07/01/2000       40
  Glenbrook                      1,784,510        7,388,104       9,172,614       556,422         1972    07/01/2000       20
  Hidden Creek                     506,463        3,780,528       4,286,991       232,040         1978    07/01/2000       25
  La Riviera                     1,619,968        7,420,177       9,040,145       558,857         1971    07/01/2000       20
  La Riviera Commons             1,706,184        4,879,519       6,585,703       295,280         1976    07/01/2000       25
  Lincoln Place                  1,486,140        7,893,215       9,379,355       596,277         1973    07/01/2000       20
  Meadow Gardens I               1,137,394        4,483,941       5,621,335       269,628         1975    07/01/2000       25
  Meadow Gardens II                762,696        2,481,017       3,243,713       150,924         1975    07/01/2000       25
  Morningside Creek                891,588        3,060,342       3,951,930       134,494         1990    07/01/2000       40
  North Country Vista            1,862,010        5,914,877       7,776,887       230,808         1986    07/01/2000       40
  Orangewood East                  494,856        3,058,182       3,553,038       230,969         1974    07/01/2000       20
  Orangewood West                  582,084        3,910,203       4,492,287       292,910         1974    07/01/2000       20
  Riverside Commons                520,380        2,501,132       3,021,512       187,620         1968    07/01/2000       20
  Sterling Pointe I                969,617        4,030,483       5,000,100       304,927         1972    07/01/2000       20
  Sterling Pointe II               983,496        4,245,856       5,229,352       325,006         1972    07/01/2000       20
  Sunrise Commons                1,906,170        6,867,927       8,774,097       347,774         1984    07/01/2000       30
  Stockton Region
  Inglewood Oaks                   477,086        1,813,308       2,290,394       140,030         1970    07/01/2000       20
  La Espana                         91,616          469,533         561,149        35,828         1966    07/01/2000       20
  Mariners Cove                    633,360        3,304,829       3,938,189       173,339         1984    07/01/2000       30
  Oakwood                        3,829,617        7,796,720      11,626,337       614,749         1971    07/01/2000       20
  Modesto/Turlock Region
  Greenbriar                       924,792        2,566,984       3,491,776       198,343         1971    07/01/2000       20
  Meadow Lakes                   1,357,884        6,329,706       7,687,590       285,587         1985    07/01/2000       35
  Northwood Place                  677,588        1,792,836       2,470,424        73,212         1988    07/01/2000       40
  Park Lakewood                    930,248        4,038,436       4,968,684       192,878         1985    07/01/2000       35
  Villa Verde North              1,200,600        2,977,960       4,178,560       226,493         1971    07/01/2000       20
  Walnut Woods                     963,236        4,220,130       5,183,366       169,873         1987    07/01/2000       40
  Northlake Gardens                501,144        1,202,808       1,703,952        73,706         1977    07/01/2000       25
  Tracy/Manteca Region
  Driftwood                        940,032        4,542,876       5,482,908       279,980         1974    07/01/2000       25
  Fairway Estates                1,234,440        5,164,353       6,398,793       396,652         1973    07/01/2000       20
  Granville                        918,000        4,124,729       5,042,729       314,542         1972    07/01/2000       20
  Laurel Glen                    1,574,000        6,368,304       7,942,304       300,112         1985    07/01/2000       35

                                                                     (Continued)

JCM PARTNERS, LLC
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION (CONTINUED)
--------------------------------------------------------------------------------


                                                                     INITIAL COSTS                              COST OF
                                                              ----------------------------        TOTAL        IMPROVEMENTS
                                                                LAND AND       BUILDINGS         INITIAL       CAPITALIZED
                                                                  LAND            AND          ACQUISITION     SUBSEQUENT
                                            ENCUMBRANCES      IMPROVEMENTS    IMPROVEMENTS        COST        TO ACQUISTION
Apartments:
  Fairfield/Vacaville Region
  Creekside Gardens                         $ 7,300,608       $ 1,550,920    $ 10,049,080     $ 11,600,000       $ 90,258
  Parkwood                                    3,805,578           950,880       4,649,120        5,600,000         47,080
  Peach Tree Villa                            1,494,982           336,755       2,013,245        2,350,000         54,649
  Peachwood                                   2,164,993           584,082       2,745,918        3,330,000         24,166
  Village Green                               8,832,805         1,562,190      11,337,810       12,900,000        215,967
  Concord/Antioch Region
  Crestview Pines                             4,020,512         1,443,189       2,886,811        4,330,000         45,179
  Diablo View                                 2,975,553         1,276,560       4,123,440        5,400,000         15,189
  Meadowlark                                    779,404           463,130         986,870        1,450,000         33,266
  Oakview                                       910,152           720,360       1,579,640        2,300,000         21,340
  Villa Diablo                                  627,685           380,800         739,200        1,120,000          2,756

                                          $ 166,097,131      $ 47,429,740   $ 186,830,260     $234,260,000    $ 2,881,337

Commercial:
Bay Area Region
860 Kaiser Road                               1,070,096           331,450       1,418,550        1,750,000        106,337
900 Business Park                             1,597,249           831,875       1,918,125        2,750,000
908 Enterprise Way                                                215,574       1,004,426        1,220,000          8,456
910 Enterprise Way                              955,550           314,060       1,735,940        2,050,000
988 Enterprise Way                              460,938           205,995         724,005          930,000
938 Kaiser Road                                 655,887           286,485         778,515        1,065,000
Salvio Pacheco Square                         7,439,205         2,107,840       9,092,160       11,200,000         23,079
Wilson Building                               1,425,630         2,365,830       2,484,170        4,850,000
Starlight Estates                                               2,133,940          24,731        2,158,671
                                          -------------      ------------   -------------     ------------    -----------


                                           $ 13,604,555       $ 8,793,049    $ 19,180,622     $ 27,973,671      $ 137,872
                                          =============      ============   =============    =============    ===========

Total real estate owned                   $ 179,701,686      $ 56,222,789   $ 206,010,882    $ 262,233,671    $ 3,019,209
                                          =============      ============   =============    =============    ===========



                                       GROSS AMOUNT AT WHICH
                                      CARRIED AT CLOSE OF PERIOD
                                  --------------------------------                                                      DEPRECIABLE
                                    LAND AND        BUILDINGS         GAAP                                               LIFE OF
                                      LAND             AND          CARRYING      ACCUMULATED       DATE OF    DATE     BUILDING
                                  IMPROVEMENTS     IMPROVEMENTS       VALUE      DEPRECIATION   CONSTRUCTION  ACQUIRED  COMPONENT
Apartments:
  Fairfield/Vacaville Region
  Creekside Gardens               $ 1,550,920     $ 10,139,338    $ 11,690,258     $ 622,717        1977     07/01/2000      25
  Parkwood                            950,880        4,696,200       5,647,080       182,023        1985     07/01/2000      40
  Peach Tree Villa                    336,755        2,067,894       2,404,649        88,988        1982     07/01/2000      35
  Peachwood                           584,082        2,770,084       3,354,166       106,044        1985     07/01/2000      40
  Village Green                     1,562,190       11,553,777      13,115,967       529,372        1986     07/01/2000      35
  Concord/Antioch Region
  Crestview Pines                   1,443,189        2,931,990       4,375,179       179,560        1970     07/01/2000      25
  Diablo View                       1,276,560        4,138,629       5,415,189       179,362        1984     07/01/2000      35
  Meadowlark                          463,130        1,020,136       1,483,266        51,557        1982     07/01/2000      30
  Oakview                             720,360        1,600,980       2,321,340        81,002        1983     07/01/2000      30
  Villa Diablo                        380,800          741,956       1,122,756        32,796        1985     07/01/2000      35

                                 $ 47,429,740    $ 189,711,597   $ 237,141,337  $ 11,150,748

Commercial:
Bay Area Region
860 Kaiser Road                       331,450        1,524,887       1,856,337        63,542        1996     07/01/2000      40
900 Business Park                     831,875        1,918,125       2,750,000        71,930        1990     07/01/2000      40
908 Enterprise Way                    215,574        1,012,882       1,228,456        43,470        1987     07/01/2000      35
910 Enterprise Way                    314,060        1,735,940       2,050,000        74,397        1987     07/01/2000      35
988 Enterprise Way                    205,995          724,005         930,000        36,201        1980     07/01/2000      30
938 Kaiser Road                       286,485          778,515       1,065,000        38,926        1984     07/01/2000      30
Salvio Pacheco Square               2,107,840        9,115,239      11,223,079       454,777        1983     07/01/2000      30
Wilson Building                     2,365,830        2,484,170       4,850,000        93,156        1908(A)  07/01/2000      40
Starlight Estates                   2,201,790                        2,201,790                               07/01/2000
                                 ------------    -------------   -------------  ------------


                                  $ 8,860,899     $ 19,293,763    $ 28,154,662     $ 876,399
                                 ============     ============   =============  ============

Total real estate owned          $ 56,290,639     $209,005,360   $ 265,295,999  $ 12,027,147
                                 ============     ============   =============  ============

(A) Seismic renovations about 1990

                                                                     (Concluded)

JCM PARTNERS, LLC

--------------------------------------------------------------------------------


                                              Year Ended                                                          Year Ended
ASSET RECONCILIATION                       December 31, 2001           DEPRECIATION RECONCILIATION            December 31, 2001
Balance at beginning of period               $ 263,549,134         Balance at beginning of period                  $ 3,941,192
  Additions during period:                                           Additions during period:
     Acquisitions through foreclosure                 -                 Acquisitions through foreclosure                  -
     Other acquisitions                               -                 Other acquisitions                                -
     Improvements                                1,976,044              Depreciation                                 8,085,955
     Purchase of assets                               -                 Purchase of assets                                -
  Deductions during period:                           -              Deductions during period:                            -
     Cost of real estate sold                     (229,179)             Cost of real estate sold                          -
     Other                                            -                 Other                                             -
                                             -------------                                                        ------------
Balance at close of period                   $ 265,295,999          Balance at close of period                    $ 12,027,147
                                             =============                                                        ============

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

             Not Applicable.

                                    PART III

ITEM 10.     MANAGERS AND EXECUTIVE OFFICERS OF THE REGISTRANT

             The information required by this item with respect to the managers and compliance with Section 16(a) of the Securities Exchange Act is incorporated by reference from the information provided under the headings "Proposal 1-- Election of Managers" and "Section 16(a) Beneficial Ownership Reporting Compliance," respectively, contained in our Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for our Annual Meeting of Members to be held June 2002 (the "Proxy Statement"). The information required by this item with respect to our executive officers is contained in Item 1 of Part I of this Form 10-K under the heading "Executive Officers of the Registrant."

ITEM 11.     EXECUTIVE COMPENSATION

             The information required by this item is incorporated by reference from the information provided under the heading "Executive Compensation" of the Proxy Statement.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

             The information required by this item is incorporated herein by reference from the information provided under the heading "Unit Ownership of Certain Beneficial Owners and Management" of the Proxy Statement.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

             The information required by this item is incorporated herein by reference from the information provided under the heading "Transactions Involving Management" of the Company's Proxy Statement.

                                     PART IV

ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

             (a)  The following documents are filed as part of this Report:

                  1.     Consolidated Financial Statements

                         Report of Independent Certified Public Accountants

                         Consolidated Balance Sheets -December 31, 2000 and December 31, 2001

             Consolidated Statements of Operations - the Period from June 30, 2000 (inception) to December 31, 2000, and for the Year Ended December 31, 2001

             Consolidated Statements of Changes in Members' Equity - the Period from June 30, 2000 (inception) to December 31, 2000, and for the Year Ended December 31, 2001

             Consolidated Statements of Cash Flows - the Period from June 30, 2000 (inception) to December 31, 2000, and for the Year Ended December 31, 2001

             Notes to Consolidated Financial Statements

       2.    Financial Statement

             Schedule III - Real Estate and Accumulated Depreciation


       All other schedules are omitted because they are not applicable or because the required information is shown in the Consolidated Financial Statements or the Notes thereto.

       3.    Exhibits

             The following documents are filed as Exhibits to this Report:

      EXHIBIT
         NO.                                                       DESCRIPTION
      ---------                                                    ------------
        2.1(1)        --   Order Confirming Second Amended Plan of Reorganization
        2.2(1)        --   Amended Joint Plan of Reorganization (May 9, 2000)
        3.1(1)        --   JCM Partners, LLC Certificate of Formation
        3.2(1)        --   JCM Partners, LLC Limited Liability Company Agreement dated as of June 30, 2000, and as amended on September 13, 2000
        3.3(3)        --   Restated Bylaws of JCM Partners, LLC
        4.1(2)        --   Restrictions on Transfer of Membership Units
       10.1(1) *      --   Management Services Agreement dated July 1, 2000 between JCM Partners, LLC and JCIV, LLC
       10.2(1) *      --   Transition Services Agreement and Amendment to Management Services Agreement dated March 15,
                           2001 among JCIV, LLC, John Connolly IV and JCM Partners, LLC
       10.3(1)*       --   Management Services Agreement dated April 11, 2001 between JCM Partners, LLC and Computer
                           Management Corporation
       10.4(1) *      --   Form of Indemnification Agreement between JCM Partners, LLC and JCM Partners, LLC's Managers and Executive Officers
       10.5(1)        --   Lease for JCM Partners, LLC's executive offices located at 2151 Salvio Street, Concord,
                           California
       10.6(1)        --   Form of Promissory Note between JCM Partners, LLC and each of Frank Deppe, Marvin Helder, Lois
                           Mol and Computer Management Corporation Money Purchase Pension Trust
       21.1           --   Subsidiaries of JCM Partners, LLC



   * Indicates management contract or compensation plan or arrangement.

(1) Incorporated by reference to the exhibit with the same exhibit number attached to our Registration Statement on Form 10 (File No. 000-32653) filed on October 3, 2001 with the Securities and Exchange Commission.

(2) Incorporated by reference to the exhibit with the same exhibit number attached to our Current Report on Form 8-K filed on November 16, 2001 with the Securities and Exchange Commission.

(3) Incorporated by reference to Exhibit 3 to our Quarterly Report on Form 10-Q filed on November 19, 2001 with the Securities and Exchange Commission.

       (b)    Reports on Form 8-K.

              On November 16, 2001 (November 9, 2001 event date), we filed a Form 8-K to report under Item 5, the adoption by our board of managers of certain restrictions on transfers of units and amendments to our bylaws.

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 26, 2002.




                                       JCM PARTNERS, LLC,
                                       A Delaware limited liability company



                                       By:   /s/ Gayle M. Ing
                                             -----------------
                                             Gayle M. Ing, President and
                                             Chief Executive Officer


       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                                               TITLE                                                DATE
----                                               -----                                                ----
/s/ Gayle M. Ing                                   President, Chief Executive Officer, Chief            March 26, 2002
------------------------------------               Financial Officer, Secretary and Manager
Gayle M. Ing                                       (Principal Executive and Financial Officer)


/s/ Dennis Rimac                                   Corporate Controller                                 March 26, 2002
------------------------------------               (Principal Accounting Officer)
Dennis Rimac


/s/ Michael Vanni                                  Manager; Chairman of the Board                       March 16, 2002
 ------------------------------------
Michael Vanni


/s/ Henry Conversano                               Manager                                              March 26, 2002
------------------------------------
Henry Conversano


/s/ Arthur G. den Dulk                             Manager                                              March 26, 2002
------------------------------------
Arthur G. den Dulk


/s/ Frank Deppe                                    Manager                                              March 26, 2002
------------------------------------
Frank Deppe


/s/ Henry Doorn, Jr.                               Manager                                              March 26, 2002
------------------------------------
Henry Doorn, Jr.


/s/ Marvin J. Helder                               Manager; Vice Chairman of the Board                  March 26, 2002
------------------------------------
Marvin J. Helder



/s/ Kenneth J. Horjus                              Manager                                              March 26, 2002
------------------------------------
Kenneth J. Horjus


/s/ Lois B. Mol                                    Manager                                              March 26, 2002
------------------------------------
Lois B. Mol


/s/ Neal Nieuwenhuis                               Manager                                              March 26, 2002
------------------------------------
Neal Nieuwenhuis


                                INDEX TO EXHIBITS


      EXHIBIT
         NO.                                                       DESCRIPTION
      ---------                                                   -------------
        2.1(1)        --   Order Confirming Second Amended Plan of Reorganization
        2.2(1)        --   Amended Joint Plan of Reorganization (May 9, 2000)
        3.1(1)        --   JCM Partners, LLC Certificate of Formation
        3.2(1)        --   JCM Partners, LLC Limited Liability Company Agreement dated as of June 30, 2000, and as amended on September 13, 2000
        3.3(3)        --   Restated Bylaws of JCM Partners, LLC
        4.1(2)        --   Restrictions on Transfer of Membership Units
       10.1(1) *      --   Management Services Agreement dated July 1, 2000 between JCM Partners, LLC and JCIV, LLC
       10.2(1) *      --   Transition Services Agreement and Amendment to Management Services Agreement dated March 15,
                           2001 among JCIV, LLC, John Connolly IV and JCM Partners, LLC
       10.3(1) *      --   Management Services Agreement dated April 11, 2001 between JCM Partners, LLC and Computer
                           Management Corporation
       10.4(1) *      --   Form of Indemnification Agreement between JCM Partners, LLC and JCM Partners, LLC's Managers and Executive Officers
       10.5(1)        --   Lease for JCM Partners, LLC's executive offices located at 2151 Salvio Street, Concord,
                           California
       10.6(1)        --   Form of Promissory Note between JCM Partners, LLC and each of Frank Deppe, Marvin Helder, Lois
                           Mol and Computer Management Corporation Money Purchase Pension Trust
       21.1           --   Subsidiaries of JCM Partners, LLC



   * Indicates management contract or compensation plan or arrangement.

(1) Incorporated by reference to the exhibit with the same exhibit number attached to our Registration Statement on Form 10 (File No. 000-32653) filed on October 3, 2001 with the Securities and Exchange Commission.

(2) Incorporated by reference to the exhibit with the same exhibit number attached to our Current Report on Form 8-K filed on November 16, 2001 with the Securities and Exchange Commission.

(3) Incorporated by reference to Exhibit 3 to our Quarterly Report on Form 10-Q filed on November 19, 2001 with the Securities and Exchange Commission.