Form 10-Q
period 2002-03-31
JCM PARTNERS LLC
filed 2002-05-15
CIK 1139163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2002

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-32653

JCM PARTNERS, LLC
(Exact name of registrant as specified in its charter)

Delaware	94-3364323
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

2151 SALVIO STREET, SUITE 325	94520
CONCORD, CA	(Zip Code
(Address of principal executive offices)

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

Yes         No X(1).

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes         No X(1).

As of May 13, 2002, JCM Partners, LLC had 90,152,151 common membership units outstanding.

(1)	The Company did not file a Form 10-Q for the period ending June 30, 2001. However, the Company’s Form 10, filed with the Securities and Exchange Commission on October 3, 2001, contains certain financial information for the six-month period ended June 30, 2001.

JCM PARTNERS, LLC

FORM 10-Q

For the Quarterly Period Ended March 31, 2002

Table of Contents

Page

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
Condensed Consolidated Balance Sheets as of March 31, 2002 and December 31, 2001	4
Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2002 and March 31, 2001	5
Condensed Consolidated Statement of Cash Flows for the Three Months Ended March 31, 2002 and March 31, 2001	6
Notes to Condensed Consolidated Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	8
Item 3. Quantitative and Qualitative Disclosures About Market Risk	13
PART II. OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K	14
Signature Page	15

     Certain information included in this Quarterly Report contains or may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are typically identified by words or phrases such as “believe,” “expect,” “intend,” and variations of such words and similar expressions, or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” or similar expressions. Forward-looking statements, including those relating to our business strategy, capital expenditures, refinancing activities, occupancy levels, financial performance, and liquidity and capital resources, are subject to risks and uncertainties. Actual results or outcomes may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors. Those risks and factors include unanticipated adverse business developments affecting us or our properties, adverse changes in the real estate markets, increases in interest rates, increased competition, changes in general and local economies, and federal, state and local governmental regulations that affect us. Forward-looking statements speak only as of the date they are made, and we assume no duty to update them.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

JCM PARTNERS, LLC

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31,	December 31,
ASSETS	2002	2001

Real estate investments, net	$251,585,706	$253,268,853
Cash	25,937,744	14,248,362
Restricted cash	3,562,360	2,721,560
Rents receivable	115,989	143,885
Prepaid expenses	900,951	324,048
Deferred costs, net	2,187,743	1,825,509
Other assets	1,532,197	1,912,633

TOTAL ASSETS	$285,822,690	$274,444,850

LIABILITIES, REDEEMABLE COMMON UNITS AND MEMBERS’ EQUITY
LIABILITIES:
Mortgages payable	$193,326,567	$179,701,686
Tenants’ security deposits	2,763,331	2,665,163
Accounts payable and accrued expenses	1,847,098	2,048,514
Accrued interest	1,180,229	1,115,160
Unearned rental revenue	194,675	109,613
Accrued real estate taxes	551,982	1,542
Mandatory distribution payable to redeemable common unit holders	15,758,695	17,449,769

Total liabilities	215,622,577	203,091,447
REDEEMABLE COMMON UNITS:
Redeemable common units, $1 par value, 125,000,000 units authorized; 87,699,937 and 90,152,151 outstanding at March 31, 2002 and December 31, 2001, respectively	68,495,739	70,410,977
MEMBERS’ EQUITY	1,704,374	942,426

TOTAL LIABILITIES, REDEEMABLE COMMON UNITS AND MEMBERS’ EQUITY	$285,822,690	$274,444,850

See notes to condensed consolidated financial statements

JCM PARTNERS, LLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2002	2001
REVENUES:
Rental	$12,667,573	$12,000,788
Interest	102,084	96,619

Total revenues	12,769,657	12,097,407

OPERATING EXPENSES:
Interest expense	3,450,253	3,354,389
Operating and maintenance	3,466,255	3,213,548
Depreciation and amortization	2,180,371	2,069,649
General and administrative	982,076	724,097
Real estate taxes and insurance	1,262,476	951,716
Utilities	908,863	1,004,530
Loss on early extinguishment of debt	177,274	—

Total expenses	12,427,568	11,317,929

NET INCOME	$342,089	$779,478

EARNINGS PER UNIT - Basic and diluted	$0.00	$0.01

WEIGHTED AVERAGE UNITS - Basic and diluted	88,270,034	102,018,780

See notes to condensed consolidated financial statements

JCM PARTNERS, LLC

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$342,089	$779,478
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,180,371	2,069,649
Loss on early extinguishment of debt	177,274	—
Gain on disposal of assets	—	(5,183)
Effect of changes in:
Restricted cash	(840,800)	453,432
Rent receivables	27,896	(45,590)
Prepaid expenses	(576,903)	(73,761)
Other assets	—	(28,646)
Deferred costs	(42,867)	(89,057)
Accounts payable and accrued expenses	(201,416)	(70,944)
Accrued interest	65,069	(27,275)
Accrued real estate taxes	550,440	420,299
Unearned rental revenue	85,062	(93,240)
Tenants’ security deposits	98,168	50,858

Net cash provided by operating activities	1,864,383	3,340,020

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to real estate investments	(420,232)	(440,987)
Proceeds from disposal of assets	—	234,360

Net cash used in investing activities	(420,232)	(206,627)

CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption of preferred units	—	(3,013,507)
Repurchase of redeemable common units	(1,961,772)	—
Payments on mortgages payable	(454,577)	(423,415)
Deferred financing costs	(567,091)	—
Net proceeds from refinance of mortgages payable	14,079,458	—
Distributions to unit holders	(1,224,681)	(260,071)
Deposit for repurchase of redeemable common units	(1,206,552)	—
Refund of deposits received	1,580,446	—

Net cash provided by (used in) financing activities	10,245,231	(3,696,993)

NET INCREASE (DECREASE) IN CASH	11,689,382	(563,600)
CASH, beginning of period	14,248,362	7,161,072

CASH, end of period	$25,937,744	$6,597,472

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION - Cash paid during the period for interest	$3,289,259	$3,363,769

See notes to condensed consolidated financial statements

JCM PARTNERS, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	BASIS OF PRESENTATION

JCM Partners, LLC (the “Company”) and its subsidiaries own, operate and manage apartment complexes and commercial income properties located in Northern California.

The accompanying condensed consolidated financial statements of JCM Partners, LLC and its subsidiaries (the “Company”) are unaudited and reflect all normal, recurring adjustments, which, in the opinion of the management, are necessary for a fair presentation of such financial statements. The Company’s interim results are not indicative of results for a full year.

These unaudited consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2001 included in the Company’s 10-K filed with the Securities and Exchange Commission.

2.	REAL ESTATE INVESTMENTS

The Company did not dispose of any properties during the three months ended March 31, 2002. In April 2002, the Company sold a parcel of land for net proceeds of $263,265 and a gain of $61,475.

3.	MORTGAGES PAYABLE

The Company’s mortgages payable generally require monthly interest and principal payments. The obligations include 26 fixed rate loans and 27 variable rate loans which are secured by deeds of trust on the Company’s real estate investments. Restricted cash represents amounts in lender impound accounts for insurance, property taxes, reserves for property improvements and a bond account, all of which are required under the terms of certain of the mortgage loans.

During the three months ended March 31, 2002, the Company completed the refinancing of 16 mortgage loans. The balance of the mortgage loans retired was approximately $31,942,000, and the Company received net proceeds, including funds held by the lender for required repairs, from the issuance of the new mortgage loans of approximately $14,079,000. The 16 new mortgage loans have fixed interest rates ranging from 6.20% to 6.73% and require monthly payments of principal and interest. The outstanding balance on seven of the 16 loans is due in 2009, with the remaining nine mortgage loans due in 2012.

In connection with the early repayment of the 16 mortgage loans, the Company wrote-off debt issuance costs and recorded a loss of $177,274 in its statement of operations for three months ended March 31, 2002.

4.	DISTRIBUTIONS TO MEMBERS

During the three months ended March 31, 2002, the Company made distributions of $1,224,681 to redeemable common unit holders. In April 2002, the Company made a $395,134 distribution to the redeemable common unit holders. In addition, in April 2002 the Company paid $125,424 to the California Franchise Tax Board on behalf of its non-California unit holders and an equal per unit amount to its California unit holders totaling $614,227.

On March 21, 2002, the Board of Managers recommended certain amendments to its Limited

Liability Company Agreement, subject to approval by its members. If the amendment changing the mandatory distribution provisions is approved by the members, the Company will not be required to distribute the balance of the $10,000,000 mandatory distribution due on or before June 30, 2002. In addition, the Company will also not be required to distribute the additional $10,000,000 mandatory distribution due on or before June 30, 2003. Instead, the Company would be required to make monthly distributions to redeemable common unit holders of 1/12 of $0.0775 per unit, or a total of $0.0775 per unit each year, beginning in July 2002.

5.	REPURCHASE OF REDEEMABLE COMMON UNITS

During the three months ended March 31, 2002, the Company, through a wholly owned subsidiary, completed the repurchase of 2,452,214 redeemable common units for an aggregate of $1,961,772. The 2,452,214 redeemable common units owned by the subsidiary are considered outstanding under the Company’s Limited Liability Company Agreement for all purposes, including, voting and participation in mandatory and other distributions paid by the Company. However, for financial reporting purposes, these units are not considered outstanding and any distributions paid to the subsidiary were eliminated through consolidation of the subsidiary and the Company. In connection with the repurchases, the mandatory distribution payable to redeemable common unit holders and redeemable common units balances were reduced on a pro rata basis. The excess of the repurchased units’ carrying value (including the amount attributable to the mandatory distribution payable) over the purchase price was credited to members’ equity in the amount of $419,859. At March 31, 2002, the Company’s balance sheet includes a liability for “Mandatory distribution payable to redeemable common unit holders” in the amount of $15,758,695. This balance represents a decrease of $1,691,074 from the amount recorded at December 31, 2001. The decrease was attributable to $1,224,681 in distributions paid to redeemable common unit holders during this period and a $466,393 reduction resulting from the repurchase of units by the subsidiary of the Company.

In April and May 2002, the Company, through its wholly owned subsidiary, completed the repurchase of an additional 1,875,363 redeemable common units at an aggregate of $1,519,044.

6.	RELATED PARTY TRANSACTIONS

On March 21, 2002, the Board of Managers approved the extension of the agreement with Computer Management Corporation to provide management services to the Company. The Company’s Chairman of the Board and his wife, who is the CEO/President of the Company, own Computer Management Corporation. Pursuant to the terms of the agreement, the Company agreed to retain Computer Management Corporation through April 30, 2004 for a fee of $25,000 per month.

******

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion contains forward-looking statements. See our statement that is set forth after the Table of Contents regarding forward-looking statements.

     The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes set forth in Item 1 above.

Results of Operations

   Funds From Operations

     We use a supplemental performance measure, Funds from Operations (“FFO”), along with net income, to report operating results. FFO is calculated by making various adjustments to net income. Depreciation, amortization and loss on early extinguishment of debt are added back to net income, as they represent non-cash charges. In addition, gains on sale of real estate investments and extraordinary items are excluded from the FFO calculation.

     FFO is not a measure of operating results or cash flows from operating activities as defined by generally accepted accounting principles. Further, FFO is not necessarily indicative of cash available to fund cash needs and should not be considered as an alternative to cash flows as a measure of liquidity. We believe, however, that FFO provides relevant information about operations and is useful, along with net income, for an understanding of our operating results.

Three months ended March 31, 2002:
Net income	$342,089
Add loss on early extinguishments of debt:
Early extinguishments of debt	177,274
Add depreciation and amortization:
Real property	2,103,379
Capitalized leasing expenses	18,054

Funds from operations	$2,640,796

Funds from operations per unit	$0.03

Weighted average units	88,270,034

Three months ended March 31, 2001:
Net income	$779,478
Less Gains on sale of real estate investments
Add depreciation and amortization:	(5,183)
Real property	1,991,126
Capitalized leasing expenses	11,859

Funds from operations	$2,777,280

Funds from operations per unit	$0.03

Weighted average units	102,018,780

     Property Occupancy

     At March 31, 2002 and December 31, 2001, overall weighted average occupancy levels for our properties, by type of property, were as follows (1):

	Occupancy at	Occupancy at
	March 31,	December
Property Type	2002	31, 2001

Apartment Communities	95.0%	94.6%
Commercial Properties	81.9%	82.0%

(1)	The weighted average occupancy is calculated by multiplying the occupancy of each property by its square footage and dividing by the total square footage in the portfolio.

The overall weighted average occupancy level for our entire property portfolio as of March 31, 2002 was 92.5%, compared to 94.6% at March 31, 2001.

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

     Fluctuations in occupancy at our commercial properties have been attributable to the leasing and vacating by tenants in the normal course of their leases. During the three-month period ended March 31, 2002, we entered into leases for 20,000 square feet of light industrial space for occupancy in the second quarter which we anticipate will improve commercial occupancy by 6.4%.

     Market conditions for leased space in commercial buildings have weakened considerably in the San Francisco Bay Area. The general economic decline and job loss in the technology industry have reduced demand for commercial buildings in most San Francisco Bay Area sub-markets. Vacancy rates have gone up and rents have stabilized and come down from the peaks reached in early 2000.

     We expect the occupancy at our apartment communities and commercial properties in the remaining nine months of 2002 to remain comparatively consistent with that of March 2002 with some improvement in commercial occupancy noted above. Our future occupancy rates, however, will be subject to numerous factors, many of which are outside of our control. Accordingly, there can be no assurance that our future occupancy rates will not be significantly less than our occupancy rates during the first three months of 2002.

     First Quarter 2002 Compared to 2001

     REVENUE

     Total rental revenue for the three months ended March 31, 2002 was $12,667,573, up approximately 6% from $12,000,788 for the three months ended March 31, 2001.

     During the three months ended March 31, 2002, rental revenue generated by our apartment communities was $11,676,142, up approximately 6% from $11,034,638 for the three months ended March 31, 2001. The increase is primarily attributable to the increases in rental rates, partially offset by the decrease in occupancy rates.

     During the three months ended March 31, 2002, rental revenue generated by our commercial properties was $991,431, up approximately 3% from $966,150 in the three months ended March 31, 2001. The increase is primarily attributable to increases in rental rates, partially offset by the decrease in occupancy rates.

     During the three months ended March 31, 2002, rental rates for apartment communities and commercial properties on a combined basis increased by approximately .6%. Rental rates increased approximately 6.5% from March 31, 2001 to March 31, 2002, reflecting our strategy of seeking to increase cash flow through rent increases. Our ability to continue to increase rent rates will materially depend on the changes in the real estate market or in general economic conditions in the areas in which we own properties. The possibility of a worsening economic slowdown or recession may also result in higher vacancy rates, lower prevailing rents and more tenant defaults and bankruptcies.

     At March 31, 2002, the average monthly rental rate per square foot of our apartment communities was $1.00, compared to $0.94 at March 31, 2001.

     At March 31, 2002, the average monthly rental rate per square foot of our commercial properties was $1.21, compared to $1.16 at March 31, 2001.

     EXPENSES

     Our total expenses were $12,427,568 for the three months ended March 31, 2002, as compared to $11,317,929 for the three months ended March 31, 2001, an increase of approximately 10%. The increase was due primarily to the increases in operating and maintenance costs, insurance costs, depreciation and amortization expenses, loss on early extinguishment of debt, and general and administrative expenses in the three months ended March 31, 2002.

     Interest expense. In the three months ended March 31, 2002, interest expense was $3,450,253, up from $3,354,389 for the three months ended March 31, 2001, an increase of approximately 3%. The increase was attributable to the higher total mortgages payable balance during the three months ended March 31, 2002 as a result of the refinancing of certain mortgage loans, partially offset by the decline in interest rates on our variable interest rate and the lower fixed rate on the refinanced mortgage loans.

     Operating and maintenance expenses. During the three months ended March 31, 2002, operating and maintenance expenses were $3,466,255, up from $3,213,548 for the three months ended March 31, 2001, an increase of approximately 8%. The increase was primarily attributable to the increased expenditures for our ongoing apartment rehabilitation program, additional expenditures on deferred maintenance projects, increases in staff wages, increased costs for services provided by vendors and increased advertising costs due to competitive leasing market conditions.

     Depreciation and amortization expenses. During the three months ended March 31, 2002, depreciation and amortization expense was $2,180,371, as compared to $2,069,649 for the three months ended March 31, 2001, an increase of approximately 5%. This increase was primarily attributable to the increase in real estate investments due to capitalization of property improvements.

     General and administrative expenses. General and administrative expenses were $982,076 for the three months ended March 31, 2002, up from $724,097 for the three months ended March 31, 2001, an increase of approximately 36%. This increase was primarily due to higher outside service costs, primarily legal and accounting expenses.

     Real estate taxes and insurance expenses. In the three months ended March 31, 2002, real estate taxes and insurance expenses were $1,262,476, up from $951,716 for the three months ended March 31, 2001, an increase of approximately 33%. The increase was primarily attributable to increased insurance costs.

     Utility expenses. Utility expenses were $908,863 for the three months ended March 31, 2002, as compared to $1,004,530 for the three months ended March 31, 2001, a decrease of approximately 10%. The decrease was primarily attributable to lower energy costs in California.

     Loss on early extinguishment of debt. During the three months ended March 31, 2002, we recorded a loss of $177,274 to reflect the write-off of deferred loan costs related to debt which was retired in January and February 2002 in connection with the refinancing of certain of our mortgages.

     Effects of Inflation on Operations

     We believe that the direct effects of inflation on our operations have been inconsequential.

Liquidity and Capital Resources

     As of March 31, 2002, our short-term liquidity needs include normal operating requirements, ongoing capital improvements, monthly principal amortization of our debt and certain mandatory distributions required to be made to our common unit holders. We expect to meet these requirements through net cash provided by operations and cash on hand. Rent increases upon tenant turnover and lease expiration, subject to market conditions and general economic conditions, will not have a significant impact on our short-term liquidity.

     Our long-term liquidity requirements include scheduled debt maturities, significant capital improvements and certain mandatory distributions required to be made to our common unit holders. We anticipate that cash flows from operations and cash on hand may not be sufficient to meet these long-term requirements, and that it may be necessary for us to refinance the mortgages on additional properties.

     Our common unit holders will have the right to require us to redeem some or all of their common units in June 2007. In order to fund those redemptions, we may be required to liquidate some or all of our assets.

     At March 31, 2002, we had unrestricted cash totaling $25,937,744, compared to $14,248,362 at December 31, 2001. The terms of certain of our mortgages require impound accounts for the payment of insurance, property taxes and capital improvements, as well as scheduled principal payments on the debt. We classify these impound accounts as restricted cash on our balance sheet. At March 31, 2002, such restricted cash totaled $3,562,360, compared to $2,721,560 at December 31, 2001.

     For the three months ended March 31, 2002, cash provided by operating activities was $1,864,383, which reflects net income of $342,089, non-cash depreciation charges of $2,180,371, a non-cash loss for early extinguishment of debt in the amount of $177,274, and the net effect of changes in operating assets and liabilities of $835,351. Cash provided by the refinancing of certain of our mortgage loans was $14,079,458.

     Principal uses of cash other than distributions to redeemable common unit holders in the amount of $1,244,681, repurchases of redeemable common units in the amount of $1,961,772, and a deposit to repurchase redeemable common units in the amount of $1,206,552 during the three months ended March 31, 2002 were improvements to real estate investments of $420,232 and principal payments on mortgage notes of $454,577.

     Our long-term debt consists of real estate mortgages totaling $193,326,567 at March 31, 2002 and $179,701,686 at December 31, 2001. This debt generally requires monthly payments of principal and interest. The range of interest rates of our real estate mortgages was from 4.10% to 10.50% at March 31, 2002 and from 4.10% to 10.50% at December 31, 2001. The average monthly principal and interest payments made for these mortgages was $1,301,610 for the three months ended March 31, 2002 and $1,259,268 for the three months ended March 31, 2001.

     To provide our unit holders with additional liquidity, we continue to follow the guidelines adopted by our Board of Managers to allow us to repurchase units from members and to provide information to our members that will allow members to contact each other in order to facilitate trading among our members. Also, subject to member approval at our May 22, 2002 annual meeting, we will be replacing the current mandatory distributions provided in our limited liability company agreement with mandatory monthly distributions to common unit holders of 1/12 of $0.0775, or a total of $0.0775 each year, per common unit, beginning in July 2002 and continuing thereafter. If our members approve this change, we will not be required to distribute the remaining balance of the $10 million mandatory distribution, or approximately $5.7 million, due on or before June 30, 2002. In addition, if our members approve this change, we will also not be required to distribute the other $10 million mandatory distribution due on or before June 30, 2003. Instead, if our members approve this change, we will be obligated to make the monthly mandatory distributions described above. If this change is approved, it will help to even out our cash flow requirements. If this change is not approved, we will pay the approximately $5.7 million due on or before June 30, 2002 out of our unrestricted cash. In addition, if this change is not approved, we may refinance additional properties to help provide the cash to make the $10 million of distributions prior to June 30, 2003.

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

     The following table presents information about our debt obligations at March 31, 2002. The table presents principal cash flows and related weighted average interest rate by expected maturity dates.

	2002	2003	2004	2005	2006	Thereafter

Mortgage loans with fixed rates ranging from 6.20% to 8.23% maturing through October 31, 2031	$1,129,164	$1,209,100	$1,294,731	$1,386,338	$1,486,716	$96,441,268
Average interest rate	6.76%	6.76%	6.76%	6.76%	6.76%	6.76%
Mortgage loans with fixed rates ranging from 8.27% to 8.69% that increase to between 8.77% and 9.19% at stated dates between February and May 2004 which mature through September 2007	$456,788	$497,019	$540,446	$587,858	$640,220	$49,170,881
Average interest rate	8.41%	8.41%	8.91%	8.91%	8.91%	8.91%
Mortgage loans with variable rates ranging from 4.10% to 10.50% which mature through September 2031	$576,247	$597,867	$621,209	$646,922	$673,679	$35,370,114
Average interest rate(1)	7.52%	7.52%	7.52%	7.52%	7.52%	7.52%

(1)	The rates for variable rate mortgage loans have been held constant during each period presented based on the actual variable rates at March 31, 2002.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

	10.7*	Management Services Agreement dated March 21, 2002 between JCM Partners, LLC and Computer Management Corporation.

(b)	Reports on Form 8-K

None.

*	Indicates management contract or compensation plan or arrangement.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JCM Partners, LLC

Date: May 15, 2002	By:	/s/ Gayle M. Ing Gayle M. Ing President, Chief Executive Officer and Chief Financial Officer

EXHIBIT INDEX

Designation	Description

Exhibit 10.7	Management Services Agreement dated March 21, 2002, between JCM Partners, LLC and Computer Management Corporation.