Form 10-Q
period 2002-06-30
JCM PARTNERS LLC
filed 2002-08-14
CIK 1139163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2002

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-32653

JCM PARTNERS, LLC
(Exact name of registrant as specified in its charter)

Delaware	94-3364323
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

2151 SALVIO STREET, SUITE 325	94520
CONCORD, CA	(Zip Code)
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

     Yes X     No      .

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

     Yes        No X(1) .

As of August 13, 2002, JCM Partners, LLC had 90,152,151 common membership units outstanding of which 5,194,308 units were owned by the Company’s wholly owned subsidiary.

(1)	The Company did not file a Form 10-Q for the period ending June 30, 2001. However, the Company’s Form 10, filed with the Securities and Exchange Commission on October 3, 2001, contains certain financial information for the six-month period ended June 30, 2001.

JCM PARTNERS, LLC

FORM 10-Q

For the Quarterly Period Ended June 30, 2002

Certain information included in this Quarterly Report contains or may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are typically identified by words or phrases such as “believe,” “expect,” “intend,” and variations of such words and similar expressions, or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” or similar expressions. Forward-looking statements, including those relating to our business strategy, capital expenditures, refinancing activities, occupancy levels, financial performance, and liquidity and capital resources, are subject to risks and uncertainties. Actual results or outcomes may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors. Those risks and factors include unanticipated adverse business developments affecting us or our properties, defaults or non-renewal of leases, adverse changes in the real estate markets, increases in interest rates and operating costs, increased competition, changes in general and local economies, environmental uncertainties, risks related to natural disasters, increases in real property tax rates, and federal, state and local governmental regulations that affect us. Forward-looking statements speak only as of the date they are made, and we assume no duty to update them.

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

JCM PARTNERS, LLC

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30,	December 31,
	2002	2001
ASSETS
Real estate investments, net	$249,935,621	$253,268,853
Cash	24,662,758	14,248,362
Restricted cash	3,293,806	2,721,560
Rents receivable	155,308	143,885
Prepaid expenses	552,019	324,048
Deferred costs, net	2,122,517	1,825,509
Other assets	558,880	1,912,633

TOTAL ASSETS	$281,280,909	$274,444,850

LIABILITIES AND MEMBERS’ EQUITY
LIABILITIES:
Mortgages payable	$192,779,880	$179,701,686
Tenants’ security deposits	2,840,570	2,665,163
Accounts payable and accrued expenses	2,007,476	2,050,056
Accrued interest	1,160,525	1,115,160
Unearned rental revenue	150,198	109,613
Mandatory distribution payable to redeemable common unit holders (See Note 4)	0	17,449,769

Total liabilities	198,938,649	203,091,447

MEMBERS’ EQUITY
Members’ Equity
Redeemable common units, $1 par value, 300,000,000 and 125,000,000 units authorized, 85,477,575 and 90,152,151 outstanding at June 30, 2002 and December 31, 2001, respectively (See Notes 4 and 5)	80,825,341	70,410,977
Retained earnings	1,516,919	942,426

Total Members’ Equity	82,342,260	71,353,403

TOTAL LIABILITIES AND MEMBERS’ EQUITY	$281,280,909	$274,444,850

See notes to condensed consolidated financial statements.

JCM PARTNERS, LLC

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

REVENUES:
Rental	$13,107,965	$12,505,592	$25,775,538	$24,506,380
Interest and other	172,560	74,568	274,644	171,188

Total revenues	13,280,525	12,580,160	26,050,182	24,677,568

OPERATING EXPENSES:
Interest expense	3,529,127	3,140,945	6,979,380	6,495,334
Operating and maintenance	4,178,656	3,372,627	7,644,911	6,588,731
Depreciation and amortization	2,224,003	2,039,431	4,404,374	4,110,443
General and administrative	939,494	983,980	1,921,569	1,708,077
Real estate taxes and insurance	1,236,190	467,111	2,498,666	1,418,827
Utilities	940,653	1,053,125	1,849,515	2,057,655
Loss on early extinguishment of debt	—	359,666	177,274	359,666

Total expenses	13,048,123	11,416,885	25,475,689	22,738,733

NET INCOME	$232,402	$1,163,275	$574,493	$1,938,835

EARNINGS PER UNIT -
Basic and diluted	$0.00	$0.01	$0.01	$0.02

WEIGHTED AVERAGE UNITS -
Basic and diluted	86,574,249	98,944,280	88,093,490	101,152,946

See notes to condensed consolidated financial statements.

JCM PARTNERS, LLC

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2002	June 30, 2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$574,493	$1,938,835
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,404,374	4,110,443
Loss on early extinguishment of debt	177,274	359,666
Gain on sale of assets	(61,475)	(1,733)
Effect of changes in:
Restricted cash	(572,246)	481,145
Rent receivables	(11,423)	27,182
Prepaid expenses	(227,971)	83,775
Deferred costs	(65,325)	(347,144)
Accounts payable and accrued expenses	(42,580)	(203,677)
Accrued interest	45,365	(204,192)
Unearned rental revenue	40,585	(77,134)
Tenants’ security deposits	175,407	147,923

Net cash provided by operating activities	4,436,478	6,315,089

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to real estate investments	(1,092,673)	(1,014,321)
Proceeds from disposal of assets	263,265	232,416

Net cash used in investing activities	(829,408)	(781,905)

CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption of preferred units	—	(12,067,539)
Repurchase of redeemable common units	(3,761,884)	—
Payments on mortgages payable	(1,001,264)	(854,481)
Deferred financing costs	(561,269)	—
Net proceeds from refinance of mortgages payable	14,079,458	7,404,276
Proceeds from issuance of notes payable to related parties	—	1,250,000
Distributions to unit holders	(3,273,521)	(260,071)
Deposit for repurchase of redeemable common units	(182,600)	—
Change in other assets	1,508,406	(831,373)

Net cash provided by (used in) financing activities	6,807,326	(5,359,188)

NET INCREASE IN CASH	10,414,396	173,996
CASH, beginning of period	14,248,362	7,161,072

CASH, end of period	$24,662,758	$7,335,068

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION – Cash paid during the period for interest	$6,934,015	$6,727,538

See notes to condensed consolidated financial statements.

JCM PARTNERS, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	BASIS OF PRESENTATION

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

In April 2002, the Company sold a parcel of land for net proceeds of $263,265 and recorded a gain of $61,475.

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

In July, 2002, the Company completed the refinancing of one mortgage loan. The balance of the mortgage loan retired was approximately $8,678,000 and the Company received net proceeds, including funds held by the lender for required repairs, from the issuance of the new mortgage loan of approximately $2,022,000. The new loan amount is $10,700,000. The new mortgage loan has a fixed interest rate of 5.68% and requires monthly payments of principal and interest. The outstanding balance of the loan is due in seven years. The net proceeds were primarily used to retire a mortgage loan with an interest rate of 10% and a balance of approximately $1,592,000.

4.	DISTRIBUTIONS TO MEMBERS

During the three months ended June 30, 2002, the Company made distributions of $2,048,838 to redeemable common unit holders. These distributions included payments totaling $125,424 made in April 2002 to the California Franchise Tax Board on behalf of the Company’s non-California unit holders who had been allocated income deemed taxable by the State of California. An equal and compensating per unit amount totaling $614,277 was paid in April 2002 to unit holders for whom the Company was not required to make a California tax deposit.

On May 22, 2002, the Members of the Company approved certain amendments to the Company’s Limited Liability Company Agreement. As a result, the Company was not required to distribute the balance of the $10,000,000 mandatory distribution due on or before June 30, 2002. In addition, the Company will also not be required to distribute the additional $10,000,000 mandatory distribution due on or before June 30, 2003. Instead, the Company is required to make monthly distributions to redeemable common unit holders of 1/12 of $0.0775 per unit, or a total of $0.0775 per unit each year, beginning in July 2002. In connection with the approval of the amendments, the Company reclassified the liability for the mandatory distributions payable to redeemable common unit holders in its balance sheet to members’ equity on May 22, 2002.

On May 22, 2002, the Members of the Company also approved the increase of the authorized units from

125,000,000 to 300,000,000, up to 25,000,000 of which the Board may designate as preferred units.

5.	REPURCHASE OF REDEEMABLE COMMON UNITS

During the three months ended June 30, 2002, the Company, through a wholly owned subsidiary, repurchased 2,222,362 redeemable common units for an aggregate price of $1,800,113. All redeemable common units owned by the subsidiary are considered outstanding under the Company’s Limited Liability Company Agreement for all purposes, including, voting and participation in mandatory and other distributions paid by the Company. However, for financial reporting purposes, these units are not considered outstanding and any distributions paid to the subsidiary were eliminated in consolidation. Accordingly, the number of redeemable common units outstanding at June 30, 2002 is the number of redeemable common units outstanding net of the redeemable common units owned by the Company’s subsidiary. However, for all other purposes, the Company has 90,152,151 redeemable common units outstanding. In connection with repurchases made prior to May 22, 2002, the balances for mandatory distribution payable to redeemable common unit holders and for the redeemable common units were reduced on a pro rata basis. Prior to May 22, 2002, the excess of the repurchased units’ carrying value (including the amount attributable to the mandatory distribution payable) over the purchase price was credited to members’ equity. Subsequent to May 22, 2002, repurchases of redeemable common units were recorded against the members’ equity balance.

In July and August 2002, the Company, through its wholly owned subsidiary, repurchased an additional 519,732 redeemable common units for an aggregate price of $420,983. As of August 13, 2002, the Company’s wholly-owned subsidiary owned 5,194,308 redeemable common units of the Company.

6.	RECLASSIFICATION

The amount of redeemable common units as of December 31, 2001 has been reclassified in the Company’s condensed financial statements as a component of members’ equity because redeemable common is the only outstanding class of equity as of June 30, 2002 and December 31, 2001. Such amount had been classified outside of members’ equity in the Company’s previously issued financial statements as of December 31, 2001.

In addition, the Company reclassified to operating expenses the loss on early extinguishment of debt in the accompanying 2001 interim condensed statements of operations as a result of the Company’s adoption of SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. Such amount was classified as an extraordinary item loss in the Company’s previously issued 2001 financial statements.

Other reclassifications were made to operating expenses in the 2001 condensed financial statements to conform with the 2002 presentation.

7.	NEW ACCOUNTING PRONOUNCEMENTS

SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held or used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions. In addition, this statement resolves implementation issues of SFAS No. 121 Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The Company adopted this new standard effective January 1, 2002. The adoption of this statement did not have a material impact on the Company’s financial position or results of operations.

* * * * * *

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

Results of Operations

     Property Occupancy

     At June 30, 2002 and December 31, 2001, overall weighted average occupancy levels for our properties, by type of property, were as follows (1):

	Occupancy at	Occupancy at
	June 30,	December 31,
Property Type	2002	2001

Apartment Communities	96.0%	94.6%
Commercial Properties	89.2%	82.0%

(1)	The weighted average occupancy is calculated by multiplying the occupancy of each property by its square footage and dividing by the total square footage in the portfolio.

The overall weighted average occupancy level for our entire property portfolio as of June 30, 2002 was 94.7%, compared to 93.7% at June 30, 2001.

     Occupancy at our apartment communities has remained relatively stable. We believe this stability has been a result of the favorable general economic conditions in those markets where the majority of our apartment communities are located.

     Improved occupancy at our commercial properties has been attributable to the leasing of vacant space primarily at our light industrial buildings located in Napa, California.

     Market conditions for leased space in commercial buildings have weakened considerably in the San Francisco Bay Area. The general economic decline and job loss in the technology industry have reduced demand for commercial buildings in most San Francisco Bay Area sub-markets. Vacancy rates have gone up and rents have come down from the peaks reached in early 2000.

     We expect the occupancy at our apartment communities and commercial properties in the remaining six months of 2002 to remain comparatively consistent with that of June 2002. Our future occupancy rates, however, will be subject to numerous factors, many of which are outside of our control. Accordingly, there can be no assurance that our future occupancy rates will not be significantly less than our occupancy rates during the first six months of 2002.

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

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001

Net income	$232,402	$1,163,275	$574,493	$1,938,835
Deduct Unusual Gain:
Sale of Property	(61,475)	—	(61,475)	(1,733)
Add loss on early extinguishments of debt:
Early extinguishments of debt	—	359,666	177,274	359,666
Add depreciation and amortization:
Real property	2,142,141	2,011,089	4,224,115	4,003,578
Capitalized leasing expenses	25,169	16,922	43,222	28,781

Funds from operations	$2,338,237	$3,550,952	$4,957,629	$6,329,127

Funds from operations per unit	$0.03	$0.04	$0.06	$0.06

Weighted average units	86,574,249	98,944,280	88,093,490	101,152,946

     For the three months ending June 30, 2002, FFO was $2,338,237 as compared to $3,550,952 for the three months ending June 30, 2001, a decrease of approximately 34%. The decrease in FFO was primarily due to substantial increases in insurance costs, a one time adjustment to real estate taxes described below under Expenses, targeted increased expenditures in our apartment rehabilitation program and deferred maintenance projects and increased interest expense due to higher principal balances as a result of refinancing of certain properties. The decrease was partially offset by a decrease in utility energy costs and by an increase in rental revenue. The 2001 net income reflects a downward real estate tax adjustment of $435,000 made in the three months ending June 30, 2001 and reflects a delay in targeted rehabilitation and deferred maintenance projects totaling approximately $709,000 in order to conserve cash for the redemption of preferred units in June 2001.

     For the six months ended June 30, 2002, FFO was $4,957,629 as compared to $6,329,127 for the six months ended June 30, 2001, a decrease of approximately 20%. The decrease in FFO was primarily due to substantial increases in insurance costs, a one time adjustment to real estate taxes described below under Expenses, targeted increased expenditures in our apartment rehabilitation program and deferred maintenance projects and increased interest expense due to higher principal balances as a result of refinancing of certain properties. The decrease was partially offset by an increase in rental revenue and a decrease in utility energy costs. The 2001 net income reflects a downward real estate tax adjustment of $435,000 made in the six months ending June 30, 2001 and reflects a delay in targeted rehabilitation and deferred maintenance projects totaling approximately $709,000 in order to conserve cash for the redemption of preferred units in June 2001.

     Three Months Ending June 30, 2002 Compared to 2001

     REVENUE

     Total rental revenue for the three months ended June 30, 2002 was $13,107,965, up approximately 5% from $12,505,592 for the three months ended June 30, 2001. The increase is primarily attributable to increases in rental rates for our apartment communities and commercial properties and increases in occupancy rates for our commercial properties. This was partially offset by decreases in occupancy rates for our apartment communities.

     During the three months ended June 30, 2002, rental revenue generated by our apartment communities was $11,868,152, up approximately 3% from $11,508,225 for the three months ended June 30, 2001.

     During the three months ended June 30, 2002, rental revenue generated by our commercial properties was $1,239,813, up approximately 24% from $997,367 in the three months ended June 30, 2001. The increase is attributable to increases in rental rates, improved occupancy and an increase in building operating costs billable to tenants.

     During the three months ended June 30, 2002, rental rates for apartment communities and commercial properties on a combined basis increased by approximately .7%. Rental rates increased approximately 4.6% from June 30, 2001 to June 30, 2002, reflecting our strategy of seeking to increase cash flow through rent increases. Our ability to continue to increase rent rates will materially depend on the changes in the real estate market or in general economic conditions in the areas in which we own properties. The possibility of a worsening economic slowdown or recession may also result in higher vacancy rates, lower prevailing rents and more tenant defaults and bankruptcies.

     At June 30, 2002, the average monthly rental rate per square foot of our apartment communities was $1.01, compared to $.96 at June 30, 2001. The increase was attributable to increased rents.

     At June 30, 2002, the average monthly rental rate per square foot of our commercial properties was $1.22, compared to $1.19 at June 30, 2001. The increase was attributable to increased rents.

     EXPENSES

     Our total expenses were $13,048,123 for the three months ended June 30, 2002, as compared to $11,416,885 for the three months ended June 30, 2001, an increase of approximately 14%. The increase was due primarily to the increases in operating and maintenance costs, insurance expenses, interest expense, depreciation and amortization expense and partially offset by decreases in general and administrative and utilities expenses in the three months ended June 30, 2002.

     Interest expense. In the three months ended June 30, 2002, interest expense was $3,529,127, up from $3,140,945 for the three months ended June 30, 2001, an increase of approximately 12%. The increase was attributable to the higher total mortgages payable balance during the three months ended June 30, 2002 as a result of the refinancing of certain mortgage loans, partially offset by the decline in interest rates on our variable interest rate mortgages and lower fixed rates on the refinanced mortgage loans.

     Operating and maintenance expenses. During the three months ended June 30, 2002, operating and maintenance expenses were $4,178,656, up from $3,372,627 for the three months ended June 30, 2001, an increase of approximately 24%. The increase was primarily attributable to the increased expenditures for our targeted ongoing apartment rehabilitation program, additional expenditures on deferred maintenance projects, increased costs for services provided by vendors and increased advertising costs due to competitive leasing market conditions. In the three months ending June 30, 2001, we delayed targeted rehabilitation and deferred maintenance projects to conserve cash for the redemption of preferred units in June 2001.

     Depreciation and amortization expenses. During the three months ended June 30, 2002, depreciation and amortization expense was $2,224,003, as compared to $2,039,431 for the three months ended June 30, 2001, an increase of approximately 9%. This increase was primarily attributable to the increase in real estate investments due to capitalization of property improvements.

     General and administrative expenses. General and administrative expenses were $939,494 for the three months ended June 30, 2002, down from $983,980 for the three months ended June 30, 2001, a decrease of approximately 5%. The decrease is primarily due to a decrease in professional fees.

     Real estate taxes and insurance expenses. In the three months ended June 30, 2002, real estate taxes and insurance expenses were $1,236,190, up from $467,111 for the three months ended June 30, 2001, an increase of approximately 165%. The increase was attributable to an increase in insurance costs of approximately $334,000 due to general insurance industry conditions which were intensified by the events of September 11, 2001. The increase in real estate property tax expense of approximately $435,000 was a result of changes in estimates of the effect of new property tax assessments resulting from our reorganization in 2000. In anticipation of an increase in tax expense due to the possible reassessment for the tax year 2000-2001, we recorded additional estimated expense in 2000 and in the first three months of 2001 to cover any increases. When the increased assessment did not occur, we recorded a downward adjustment in May 2001 to reflect the actual tax expense incurred. Excluding the adjustments, real estate tax expense for the three months ended June 30, 2001 was approximately $736,000 compared to $727,000 for the three months ended June 30, 2002.

     Utility expenses. Utility expenses were $940,653 for the three months ended June 30, 2002, as compared to $1,053,125 for the three months ended June 30, 2001, a decrease of approximately 11%. The decrease was primarily attributable to lower energy costs in California.

     Loss on early extinguishment of debt. During the three months ended June 30, 2002, we did not refinance any of our mortgage loans. During the three months ended June 30, 2001, we recorded a loss of $359,666 to reflect the write-off of deferred loan costs related to debt which was retired in 2001 in connection with the refinancing of certain of our mortgages.

     Net Income. During the three months ended June 30, 2002, net income was $232,402 compared to $1,163,275 for the three months ended June 30, 2001, a decrease of approximately 80%. This decrease was primarily due to substantial increases in insurance costs, a one time downward adjustment to 2001 real estate taxes described above in Expenses, targeted increased expenditures in our apartment rehabilitation program and deferred maintenance projects and increased interest expense due to higher principal balances as a result of refinancing of certain properties. The decrease was partially offset by decreases in utility costs attributable to lower energy costs and an increase in rental revenue. In the three months ending June 30, 2001, we delayed targeted rehabilitation and deferred maintenance projects to conserve cash for the redemption of preferred units in June 2001.

     Six Months Ending June 30, 2002 Compared to 2001

     REVENUE

     Total rental revenue for the six months ended June 30, 2002 was $25,775,538, up approximately 5% from $24,506,380 for the six months ended June 30, 2001.

     During the six months ended June 30, 2002, rental revenue generated by our apartment communities was $23,544,294, up approximately 4% from $22,542,863 for the six months ended June 30, 2001. The increase is primarily attributable to the increases in rental rates, partially offset by the decrease in occupancy rates.

     During the six months ended June 30, 2002, rental revenue generated by our commercial properties was $2,231,244, up approximately 14% from $1,963,517 in the six months ended June 30, 2001. The increase is attributable to increases in rental rates and an increase in 2001 building operating costs billable to tenants.

     During the six months ended June 30, 2002, rental rates for apartment communities and commercial properties on a combined basis increased by approximately 1.3%.

     EXPENSES

     Our total expenses were $25,475,689 for the six months ended June 30, 2002, as compared to $22,738,733 for the six months ended June 30, 2001, an increase of approximately 12%. The increase was due primarily to the increases in operating and maintenance costs, insurance costs, depreciation and amortization expenses, loss on early extinguishment of debt, and general and administrative expenses in the six months ended June 30, 2002.

     Interest expense. In the six months ended June 30, 2002, interest expense was $6,979,380, up from $6,495,334 for the six months ended June 30, 2001, an increase of approximately 7%. The increase was attributable to the higher total mortgages payable balance during the six months ended June 30, 2002 as a result of the refinancing of certain mortgage loans, partially offset by the decline in interest rates on our variable interest rate and the lower fixed rate on the refinanced mortgage loans.

     Operating and maintenance expenses. During the six months ended June 30, 2002, operating and maintenance expenses were $7,644,911, up from $6,588,731 for the six months ended June 30, 2001, an increase of approximately 16%. The increase was primarily attributable to the increased expenditures for our targeted ongoing apartment rehabilitation program, additional expenditures on deferred maintenance projects, increased costs for services provided by vendors and increased advertising costs due to competitive leasing market conditions. Additionally, for the six months ended June 30, 2001, we delayed targeted rehabilitation and deferred maintenance projects to conserve cash for the redemption of preferred units in June 2001.

     Depreciation and amortization expenses. During the six months ended June 30, 2002, depreciation and amortization expense was $4,404,374, as compared to $4,109,080 for the six months ended June 30, 2001, an increase of approximately 7%. This increase was primarily attributable to the increase in real estate investments due to capitalization of property improvements and capitalized loan fees from the refinance of mortgage loans.

     General and administrative expenses. General and administrative expenses were $1,921,569 for the six months ended June 30, 2002, up from $1,708,077 for the six months ended June 30, 2001, an increase of approximately 12%. This was primarily due to increased outside professional fees. During the first quarter of 2002, the Company incurred professional fees related to the preparation of our proxy statement and related documents in connection with the amendments to our LLC Agreement that were approved by our Members in May 2002.

     Real estate taxes and insurance expenses. In the six months ended June 30, 2002, real estate taxes and insurance expenses were $2,498,666, up from $1,418,827 for the six months ended June 30, 2001, an increase of approximately 76%. The increase is attributable to the significant increase in insurance costs which accounted for approximately 60% of the total increase. The significant increase in insurance premium was due to general insurance industry conditions which were intensified by the events of September 11, 2001. The increase of real estate property tax was a result of changes in estimates of the effect of the new property tax assessments resulting from our reorganization in 2000. In anticipation of an increase in tax expense due to the possible reassessment for the tax year 2000-2001, we recorded additional estimated expense in 2000 and in the first three months of 2001 to cover any increases. When the increased assessment did not occur, we recorded a downward adjustment in May 2001 to reflect the actual tax expense incurred. Excluding the adjustments, real estate tax expense for the six months ended June 30, 2001 was approximately $1,496,000 compared to $1,452,000 for the six months ended June 30, 2002.

     Utility expenses. Utility expenses were $1,849,515 for the six months ended June 30, 2002, as compared to $2,057,655 for the six months ended June 30, 2001, a decrease of approximately 10%. The decrease was primarily attributable to lower energy costs in California.

     Loss on early extinguishment of debt. During the six months ended June 30, 2002, we recorded a loss of $177,274 to reflect the write-off of deferred loan costs related to debt which was retired in 2002 in connection with the refinancing of certain of our mortgages. During the six months ended June 30, 2001, we recorded a loss of $359,666 to reflect the write-off of deferred loan costs related to debt which was retired in 2001.

     Net Income. During the six months ended June 30, 2002, net income was $574,493 compared to $1,938,835 for the six months ended June 30, 2001, a decrease of approximately 70%. This decrease was primarily due to substantial increases in insurance costs, a one time downward adjustment to 2001 real estate taxes described above in Expenses, targeted increased expenditures in our apartment rehabilitation program and deferred maintenance projects and increased interest expense due to higher principal balances as a result of refinancing of certain properties. The decrease was partially offset by decreases in utility costs attributable to lower energy costs, a smaller loss on early extinguishments of debt and an increase in rental revenue. Additionally, for the six months ended June 30, 2001, we delayed targeted rehabilitation and deferred maintenance projects to conserve cash for the redemption of preferred units in June 2001.

     Effects of Inflation on Operations

     We believe that the direct effects of inflation on our operations have been inconsequential.

Liquidity and Capital Resources

     As of June 30, 2002, our short-term liquidity needs include normal operating requirements, ongoing capital improvements, monthly principal amortization of our debt and mandatory monthly distributions required to be made to our common unit holders. We expect to meet these requirements through net cash provided by operations and cash on hand. Rent increases upon tenant turnover and lease expiration, subject to market conditions and general economic conditions, are not expected to have a significant impact on our short-term liquidity.

     Our long-term liquidity requirements include scheduled debt maturities, significant capital improvements and mandatory monthly distributions required to be made to our common unit holders. Cash flows from operations and cash on hand may not be sufficient to meet these long term requirements. It may be necessary to refinance the mortgages on some properties.

     Our common unit holders will have the right to require us to redeem some or all of their common units in June 2007. In order to fund those redemptions, we may need to refinance mortgages on additional properties, raise cash through the sale of additional units, and/or we may be required to liquidate some or all of our assets.

     At June 30, 2002, we had unrestricted cash totaling $24,663,000, compared to $14,249,000 at December 31, 2001. This increase is primarily attributable to net proceeds of $14,043,000 from the refinance of certain mortgages and cash provided by operating activities of $4,436,000 which are offset by repurchases of redeemable common units of $3,762,000, distributions to unit holders of $3,273,000, and additions to real estate investments of $1,093,000. The terms of certain of our mortgages require impound accounts for the payment of insurance, property taxes and capital improvements, as well as scheduled principal payments on the debt. We classify these impound accounts as restricted cash on our balance sheet. Restricted cash for capital improvements, which total approximately $1,259,000 at June 30, 2002, will become unrestricted when capital improvements are completed. At June 30, 2002, such restricted cash totaled $3,294,000, compared to $2,722,000 at December 31, 2001.

     For the six months ended June 30, 2002, cash provided by operating activities was $4,436,000, which reflects net income of $574,000, non-cash depreciation charges of $4,404,000, a non-cash loss for early extinguishment of debt in the amount of $177,000 and the net effect of changes in operating assets and liabilities of $720,000. Cash provided by the refinancing of certain of our mortgage loans was $14,079,000. Cash provided by the refund of deposits was $1,508,000. The refund of deposits were related to interest rate lock fees of approximately $938,000 associated with the refinancing of mortgages, deposits of $455,000 related to the repurchases of redeemable common units and $115,000 related to other miscellaneous deposits.

     Principal uses of cash during the six months ended June 30, 2002 were distributions to redeemable common unit holders in the amount of $3,274,000, repurchases of redeemable common units in the amount of $3,762,000, a deposit to repurchase redeemable common units in the amount of $182,600, improvements to real estate investments of $1,093,000 and principal payments on mortgage notes of $1,001,000.

     Our long-term debt consists of real estate mortgages totaling $192,780,000 at June 30, 2002 and $179,702,000 at December 31, 2001. This debt generally requires monthly payments of principal and interest. The range of interest rates of our real estate mortgages was from 4.10% to 10.50% at June 30, 2002 and from 4.10% to 10.50% at December 31, 2001. The average monthly principal and interest payments made for these mortgages was $1,348,000 for the six months ended June 30, 2002 and $1,223,000 for the three months ended June 30, 2001.

     To provide our unit holders with additional liquidity, we continue to follow the guidelines adopted by our Board of Managers to allow us to repurchase units from members and to provide information to our members that will allow members to contact each other in order to facilitate trading among our members. At our May 22, 2002 annual meeting, our members approved replacing the mandatory distributions provided in our original Limited Liability Company Agreement with mandatory monthly distributions to common unit holders of 1/12 of $0.0775, or a total of $0.0775 each year, per common unit, beginning in July 2002 and continuing thereafter. As a result of this change, we were not required to distribute the remaining balance of the $10 million mandatory distribution, or approximately $3.3 million, due on or before June 30, 2002. In addition, we will also not be required to distribute the other $10 million mandatory distribution due on or before June 30, 2003. Instead, we are obligated to make the monthly mandatory distributions described above. As described above, cash flows from operations and cash on hand may not be sufficient to meet all of our long term requirements, including our requirement to pay the monthly mandatory distributions and it may be necessary to refinance the mortgages on some properties in order to meet these obligations.

Changes In Member’s Equity for the Period Ended June 30, 2002

     The following schedule reflects the changes in our members’ equity during the six months ended June 30, 2002 for financial reporting purposes:

Balance, January 1, 2002	$71,353,403
Reclassification of Mandatory Distribution Payable to Members’ Equity(1)	14,176,248
Repurchase of Redeemable Common Units	(3,761,884)
Six Months Ended June 30, 2002 Net Income	574,493

Balance, June 30, 2002	$82,342,260

(1) On May 22, 2002, the Members of the Company approved certain amendments to the Company’s Limited Liability Company Agreement. As a result, we were not required to distribute the balance of the mandatory distribution payable. Instead, we are obligated to make monthly mandatory distributions as described above under Liquidity and Capital Resources. In connection with the approval of the amendments, we reclassified the liability for the mandatory distributions payable to redeemable common unit holders to members’ equity on May 22, 2002.

* * * * * *

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

     The following table presents information about our debt obligations at June 30, 2002. The table presents principal cash flows and related weighted average interest rate by expected maturity dates.

	2002	2003	2004	2005	2006	Thereafter

Mortgage loans with fixed rates ranging from 6.20% to 8.23% maturing through March 1, 2012	$564,582	$1,209,100	$1,294,731	$1,386,338	$1,486,716	$96,762,796
Average interest rate	6.76%	6.76%	6.76%	6.76%	6.76%	6.76%
Mortgage loans with fixed rates ranging from 8.27% to 8.69% that increase to between 8.77% and 9.19% at stated dates between February and May 2004 which mature through September 2007	$228,394	$497,019	$540,446	$587,858	$640,220	$49,286,320
Average interest rate	8.41%	8.41%	8.91%	8.91%	8.91%	8.91%
Mortgage loans with variable rates ranging from 4.10% to 10.50% which mature through September 2031	$288,123	$597,867	$621,209	$646,922	$673,679	$35,467,559
Average interest rate(1)	7.39%	7.39%	7.39%	7.39%	7.39%	7.39%

(1)	The rates for variable rate mortgage loans have been held constant during each period presented based on the actual variable rates at June 30, 2002.

PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

     As discussed in Item 4, “Submission of Matters to a Vote of Security Holders”, on May 22, 2002, the Members of the Company approved certain amendments to our Limited Liability Company Agreement. Additional information about these amendments is contained in the Company’s Proxy Statement, dated April 22, 2002. These amendments modified the rights of the holders of the Company’s common units in the following respects:

     •     The holders of Common Units are now entitled to receive mandatory monthly distributions of 1/12 of $0.0775, or a total of $0.0775 each year, per Common Unit beginning in July 2002 and continuing thereafter until the dissolution of the Company or the closing of a change of control merger or consolidation, instead of mandatory distributions of approximately $0.11 per Common Unit by June 30, 2002 and an additional mandatory distribution of approximately $0.11 per Common Unit by June 30, 2003.

     •     The Company’s capital structure now consists of a total of 300,000,000 Units, up to 25,000,000 of which the Board may designate as Preferred Units. The Board now has the authority to authorize both the unissued Common Units, as well as the unissued Preferred Units, without further approval of the members. Previously, except in limited circumstances, the Board did not have the authority to issue either additional Common Units or Preferred Units, except with the consent of a majority in interest of each of the Common Units and Preferred Units.

     •     The Company’s Board of Managers has now been divided into three groups of elected Managers plus the CEO-Manager. The terms of the groups of Managers are staggered. Accordingly, at each annual meeting of the Members, the Managers in one of the three groups, but not the other two groups, will be up for election. Previously, the members at each annual meeting of the members elected all of the elected Managers of the Company.

     •     Units owned by any of the Company’s subsidiaries will now be voted in proportion for and against any proposal as Units are voted which are held by Members who are not subsidiaries (without regard to abstentions), except that Units owned by any subsidiary will not be voted with respect to the election of Managers. Previously, the voting of Units by the Company’s subsidiaries was not addressed.

     In addition, on June 26, 2002, our Board of Managers approved an amendment to our Restated Bylaws. The amendment clarified certain obligations of the Managers with respect to confidential information of the Company and the handling of discussions with persons interested in obtaining control of the Company. The amendment further gave the Board of Managers the ability to remove a Manager who violates a Manager’s obligations as specified in the amendment to the Restated Bylaws.

Item 4.  Submission of Matters to a Vote of Security Holders

     The Company held its annual meeting of Members on May 22, 2002. Over 89% of the Company’s outstanding Common Units were voted at the meeting, and our Members voted as follows:

     (a)  To elect Henry Conversano, Arthur den Dulk, Frank Deppe, Henry Doorn, Jr., Marvin Helder, Kenneth Horjus, Lois Mol, Neal Nieuwenhuis and Michael Vanni as Managers:

Nominee	Votes "For"	Votes "Withheld"
Henry Conversano	73,477,330	2,994,000
Arthur den Dulk	75,054,290	1,417,040
Frank Deppe	75,226,943	1,244,387
Henry Doorn, Jr.	57,698,640	18,772,690
Marvin Helder	75,185,292	1,286,038
Kenneth Horjus	55,924,728	20,546,602
Lois Mol	74,910,558	1,560,772
Neil Nieuwenhuis	75,184,352	1,286,978
Michael Vanni	75,210,562	1,260,768

     Since there were nine nominees for nine positions and each of the nine nominees received at least one affirmative vote, each nominee was re-elected. Therefore, Messrs. Conversano, den Dulk, Deppe, Doorn, Helder,

Horjus, Nieuwenhuis and Vanni, and Mrs. Mol, were re-elected to the Board of Managers. Pursuant to the Company’s Limited Liability Company Agreement, Gayle Ing, the Company’s Chief Executive Officer, continued as a member of the Board of Managers after the meeting.

     (b)  To approve changes to the Company’s Limited Liability Company Agreement to provide, on all matters on which Members are entitled to vote, that membership interest units held by the Company’s subsidiaries will be voted in the same proportion (without regard to abstentions) of the total votes cast:

Total Votes for the Proposal	62,975,491
Total Votes Against the Proposal	12,728,668
Abstentions	767,171
Broker Non-Votes	N/A	(1)

     The proposal received the affirmative vote of a majority of the Company’s outstanding Common Units and, therefore, was adopted. The percentage of outstanding Common Units voting in favor of the proposal was 73%. In addition, 82% of those units voting were voted in favor of this proposal.

     (c)  To approve changes to the Company’s Limited Liability Company Agreement to replace the two mandatory approximately $0.11 per unit distributions with annual $0.0775 per unit distributions to be paid monthly to holders of Common Units, and conforming changes thereto:

Total Votes for the Proposal	65,490,192
Total Votes Against the Proposal	14,566,702
Abstentions	356,221
Broker Non-Votes	N/A

     The proposal received the affirmative vote of a majority of the Company’s outstanding Common Units and, therefore, was adopted. The percentage of outstanding Common Units voting in favor of the proposal was 73%. In addition, 81% of those units voting were voted in favor of this proposal.

     (d)  To approve changes to the Company’s Limited Liability Company Agreement to (i) increase the number of authorized membership interest units of the Company to 300,000,000 units, up to 25,000,000 of which may be designated as preferred membership interest units; (ii) authorize the Company’s Board of Managers to issue authorized but unissued Common Units; and (iii) authorize the issuance of the preferred membership interest units with class and series designations, voting rights, and relative rights, privileges and preferences to be determined from time to time by the Board of Managers; and conforming changes thereto:

Total Votes for the Proposal	62,397,430
Total Votes Against the Proposal	17,021,020
Abstentions	994,665
Broker Non-Votes	N/A

     The proposal received the affirmative vote of a majority of the Company’s outstanding Common Units and, therefore, was adopted. The percentage of outstanding Common Units voting in favor of the proposal was 69%. In addition, 78% of those units voting were voted in favor of this proposal.

     (e)  To approve changes to the Limited Liability Company Agreement to provide that the Managers elected by the Members shall be divided into three groups with staggered three-year terms:

Total Votes for the Proposal	71,782,087
Total Votes Against the Proposal	8,449,101
Abstentions	181,927
Broker Non-Votes	N/A

     The proposal received the affirmative vote of a majority of the Company’s outstanding Common Units and, therefore, was adopted. The percentage of outstanding Common Units voting in favor of the proposal was 80%. In addition, 89% of those units voting were voted in favor of this proposal.

     Pursuant to this proposal, the Managers elected as discussed in section (a) were elected into the following groups:

Group I	Arthur den Dulk, Kenneth Horjus and Michael Vanni
Group II	Henry Conversano, Henry Doorn, Jr. and Neal Nieuwenhuis
Group III	Frank Deppe, Marvin Helder and Lois Mol

(1)	None of the Company’s Common Units are held of record by brokers.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

3.4	Second Amendment to Limited Liability Company Agreement of JCM Partners, LLC, dated as of May 22, 2002.

3.5	Restated Limited Liability Company Agreement of JCM Partners, LLC, dated as of August 1, 2002.

3.6	Amendment (as of June 26, 2002) to Restated Bylaws of JCM Partners, LLC.

3.7	Second Restated Bylaws of JCM Partners, LLC (as of June 26, 2002)

99.1	Certification of the Chief Executive Officer and Chief Financial Officer

(b)	Reports on Form 8-K

     On May 30, 2002 (May 22, 2002 event date), we filed a Form 8-K to report under Item 5, the results of our annual meeting of Members.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JCM Partners, LLC

Date:	August 14, 2002	By:	/s/Gayle M. Ing Gayle M. Ing President, Chief Executive Officer and Chief Financial Officer

EXHIBIT INDEX

Designation	Description

Exhibit 3.4	Second Amendment to Limited Liability Company Agreement of JCM Partners, LLC, dated as of May 22, 2002

Exhibit 3.5	Restated Limited Liability Company Agreement of JCM Partners, LLC, dated as of August 1, 2002

Exhibit 3.6	Amendment (as of June 26, 2002) to Restated Bylaws of JCM Partners, LLC

Exhibit 3.7	Second Restated Bylaws of JCM Partners, LLC (as of June 26, 2002)

Exhibit 99.1	Certification of the Chief Executive Officer and Chief Financial Officer