Form 10-Q
period 2002-11-12
JCM PARTNERS LLC
filed 2002-11-14
CIK 1139163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2002

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

     Yes          No X(1) .

As of November 13, 2002, JCM Partners, LLC had 90,152,151 common membership units outstanding of which 5,394,921 units were owned by the Company’s wholly owned subsidiary.

(1)	The Company did not file a Form 10-Q for the period ending June 30, 2001. However, the Company’s Form 10, filed with the Securities and Exchange Commission on October 3, 2001, contains certain financial information for the six-month period ended June 30, 2001.

JCM PARTNERS, LLC

FORM 10-Q

For the Quarterly Period Ended September 30, 2002

Table of Contents

		Page

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)	3

	Condensed Consolidated Balance Sheets as of September 30, 2002 and December 31, 2001	3

	Condensed Consolidated Statements of Operations for the Three Months and Nine Months Ended September 30, 2002 and September 30, 2001	4

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2002 and September 30, 2001	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16

Item 4.	Controls and Procedures	16

PART II.	OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	17

Signature Page		18

Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)		19

Certain information included in this Quarterly Report contains or may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act. Forward-looking statements are typically identified by words or phrases such as “believe,” “expect,” “intend,” and variations of such words and similar expressions, or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” or similar expressions. Forward-looking statements, including those relating to our business strategy, capital expenditures, refinancing activities, occupancy levels, financial performance, and liquidity and capital resources are subject to risks and uncertainties. Actual results or outcomes may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors. Those risks and factors include unanticipated adverse business developments affecting us or our properties, defaults or non-renewal of leases, adverse changes in the real estate markets, increases in interest rates and operating costs, increased competition, changes in general and local economies, environmental uncertainties, risks related to natural disasters, increases in real property tax rates, and federal, state and local governmental regulations that affect us. Forward-looking statements speak only as of the date they are made and we assume no duty to update them.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

JCM PARTNERS, LLC

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

ASSETS	September 30, 2002	December 31, 2001

Real estate investments, net	$248,432,156	$253,268,853
Cash	16,956,586	14,248,362
Restricted cash	4,497,002	2,721,560
Rents receivable	206,018	143,885
Prepaid expenses	349,628	324,048
Deferred costs, net	2,186,845	1,825,509
Other assets	538,568	1,912,633

TOTAL ASSETS	$273,166,803	$274,444,850

LIABILITIES AND MEMBERS’ EQUITY
LIABILITIES:
Mortgages payable	$186,290,917	$179,701,686
Tenants’ security deposits	2,869,954	2,665,163
Accounts payable and accrued expenses	1,852,068	2,050,056
Accrued interest	1,089,260	1,115,160
Unearned rental revenue	157,646	109,613
Accrued real estate taxes	811,633	—
Mandatory distribution payable to redeemable common unit holders (See Note 3)	—	17,449,769

Total liabilities	$193,071,478	$203,091,447

MEMBERS’ EQUITY
Members’ equity Redeemable common units, $1 par value, 300,000,000 and 125,000,000 units authorized, 84,843,176 and 90,152,151 outstanding at September 30, 2002 and December 31, 2001, respectively (See Notes 3 and 4)	78,644,799	70,410,977
Retained earnings	1,450,526	942,426

Total members’ equity	80,095,325	71,353,403

TOTAL LIABILITIES AND MEMBERS’ EQUITY	$273,166,803	$274,444,850

See notes to condensed consolidated financial statements.

JCM PARTNERS, LLC

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

REVENUES:
Rental	$13,182,396	$12,614,827	$38,957,933	$37,121,208
Interest and other	94,485	84,698	307,654	255,885

Total revenues	13,276,881	12,699,525	39,265,587	37,377,093

OPERATING EXPENSES:
Interest expense	3,433,758	3,435,459	10,413,138	9,930,792
Operating and maintenance	4,373,224	3,888,305	12,018,135	10,480,674
Depreciation and amortization	2,222,153	2,163,913	6,626,527	6,272,993
General and administrative	817,873	1,009,210	2,677,967	2,714,082
Real estate taxes and insurance	1,308,447	964,550	3,807,113	2,384,307
Utilities	993,398	994,490	2,842,913	3,052,145
Loss on early extinguishment of debt	194,423	221,433	371,696	581,100

Total expenses	13,343,276	12,677,360	38,757,489	35,416,093

NET INCOME(LOSS)	$(66,395)	$22,165	$508,098	$1,961,000

EARNINGS PER UNIT -
Basic and diluted	$0.00	$0.00	$0.01	$0.02

WEIGHTED AVERAGE UNITS
Basic and diluted	85,019,629	90,152,151	86,363,769	96,551,598

See notes to condensed consolidated financial statements.

JCM PARTNERS, LLC

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2002	September 30, 2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$508,098	$1,961,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,626,527	6,272,993
Loss on early extinguishment of debt	212,696	581,000
(Gain)/loss disposal of assets	(21,996)	(1,733)
Effect of changes in:
Restricted cash	(1,775,442)	(1,434,834)
Rent receivables	(62,133)	(87,764)
Prepaid expenses	(25,580)	198,060
Deferred costs	(77,291)	(774,118)
Accounts payable and accrued expenses	(197,988)	266,427
Accrued interest	(25,900)	(44,890)
Accrued real estate taxes	811,633	507,534
Unearned rental revenue	48,033	(135,942)
Tenants’ security deposits	204,791	189,031

Net cash provided by operating activities	6,225,448	7,496,764

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to real estate investments	(1,760,307)	(1,482,807)
Proceeds from disposal of assets	263,265	232,416

Net cash used in investing activities	(1,497,042)	(1,250,391)

CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption of preferred units	—	(12,067,539)
Repurchase of redeemable common units	(4,295,186)	—
Payments on mortgages payable	(9,475,898)	(1,237,692)
Deferred financing costs	(727,558)	—
Net proceeds from refinance of mortgages payable	16,065,129	12,881,468
Proceeds of notes payable to related parties	—	1,250,000
Repayment of notes payable to related parties	—	(1,250,000)
Distributions to unit holders	(4,920,759)	(293,472)
Change in other assets	1,334,090	(264,094)

Net cash provided by (used in) financing activities	(2,020,182)	(981,329)

NET INCREASE IN CASH	2,708,224	5,265,044
CASH, beginning of period	14,248,362	7,161,072

CASH, end of period	$16,956,586	$12,426,116

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION – Cash paid during the period for interest	$10,439,038	$9,975,693

See notes to condensed consolidated financial statements.

JCM PARTNERS, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	BASIS OF PRESENTATION

JCM Partners, LLC and its subsidiaries (the “Company”) own, operate and manage apartment complexes and commercial income properties located in Northern California.

The accompanying condensed consolidated financial statements for the Company are unaudited and reflect all normal, recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. The Company’s interim results are not indicative of results for a full year.

These unaudited consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2001 included in the Company’s 10-K and the unaudited condensed consolidated financial statements included in the Company’s 10-Qs for the quarters ended March 31st and June 30th 2002 filed with the Securities and Exchange Commission.

2.	MORTGAGES PAYABLE

The Company’s mortgages payable generally require monthly interest and principal payments. The obligations include 26 fixed rate loans and 24 variable rate loans which are secured by deeds of trust on the Company’s real estate investments. Restricted cash represents amounts in lender impound accounts for insurance, property taxes, reserves for property improvements and a bond account, all of which are required under the terms of certain of the mortgage loans.

In July 2002, the Company completed the refinancing of one mortgage loan. The new loan amount is $10,700,000, has a fixed interest rate of 5.68% and requires monthly payments of principal and interest. The outstanding balance of the loan is due in seven years. The balance of the mortgage loan retired was approximately $8,678,000. The Company received net proceeds, including funds held by the lender for required repairs, from the issuance of the new mortgage loan of approximately $2,022,000. The net proceeds were primarily used to retire another mortgage loan with a balance of approximately $1,592,000.

During the three months ended September 30, 2002, the Company also retired two mortgage loans by prepaying the remaining balances of approximately $6,377,000 out of available cash.

In connection with the early repayment of the four loans, the Company wrote off debt issuance costs and recorded a loss of $35,423 in its statement of operations for the three months ended September 30, 2002. These early repayments resulted in prepayment premiums of $159,000. The Company also recorded this as a loss on early extinguishment of debt in its statement of operations for the three months ended September 30, 2002.

3.	DISTRIBUTIONS TO MEMBERS

During the three months ended September 30, 2002, the Company made distributions of $1,647,219 to redeemable common unit holders.

On May 22, 2002, the Members of the Company approved certain amendments to the Company’s Limited Liability Company Agreement. As a result, the Company was not required to distribute the balance of the mandatory distribution payable. Instead, the Company is required to make monthly distributions to redeemable common unit holders of 1/12 of $0.0775 per unit, or a total of $0.0775 per unit each year. As required by the amendments, the Company began making these required monthly distributions in July 2002. In connection with the approval of the amendments, the Company reclassified the liability for the mandatory distribution payable to redeemable common unit holders in its balance sheet to members’ equity on May 22, 2002.

4.	REPURCHASE OF REDEEMABLE COMMON UNITS

During the three months ended September 30, 2002, the Company, through a wholly owned subsidiary, repurchased 634,399 redeemable common units for an aggregate price of $533,324. All redeemable common units owned by the subsidiary are considered outstanding under the Company’s Limited Liability Company Agreement for all purposes, including, voting and participation in mandatory and other distributions paid by the Company. However, for financial reporting purposes, these units are not considered outstanding and any distributions paid to the subsidiary were eliminated in consolidation. Accordingly, the number of redeemable common units outstanding at September 30, 2002 is the number of redeemable common units outstanding minus the redeemable common units owned by the Company’s subsidiary. However, for all other purposes, the Company has 90,152,151 redeemable common units outstanding. In connection with repurchases made prior to May 22, 2002, the balances for mandatory distribution payable to redeemable common unit holders and for the redeemable common units were reduced on a pro rata basis. Prior to May 22, 2002, the excess of the repurchased units’ carrying value (including the amount attributable to the mandatory distribution payable) over the purchase price was credited to members’ equity. Subsequent to May 22, 2002, repurchases of redeemable common units were recorded against the members’ equity balance.

In November 2002, the Company, through its wholly owned subsidiary, repurchased an additional 85,946 redeemable common units for an aggregate price of $85,087. As of November 13, 2002, the Company’s wholly owned subsidiary owned 5,394,921 redeemable common units of the Company.

5.	RECLASSIFICATIONS

The amount of redeemable common units as of December 31, 2001 has been reclassified in the Company’s condensed financial statements as a component of members’ equity because redeemable common is the only outstanding class of equity as of September 30, 2002 and December 31, 2001. Such amount had been classified outside of members’ equity in the Company’s previously issued December 31, 2001 financial statements.

In addition, the Company reclassified to operating expenses the loss on early extinguishments of debt in the accompanying 2001 interim condensed statements of operations as a result of the Company’s adoption of Statements of Financial Accounting Standards (SFAS) No. 145, Rescission of Financial Accounting Standards Board (FASB) Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. Such amount was classified as an extraordinary loss in the Company’s previously issued 2001 financial statements.

Other reclassifications were made to operating expenses in the 2001 condensed financial statements to conform to the 2002 presentation.

6.	NEW ACCOUNTING PRONOUNCEMENTS

SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held or used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions. In addition, SFAS 144 resolves implementation issues of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The Company adopted this new standard effective January 1, 2002. The adoption of this statement did not have a material impact on the Company’s financial position or results of operations.

7.	CONTINGENCY AND LEGAL MATTERS

As of September 30, 2002, the Company is not aware of any litigation threatened against the Company other than routine litigation arising out of the ordinary course of business, some of which is expected to be covered by liability insurance, none of which is expected to have a material adverse effect on the consolidated financial statements of the Company.

8.	RELATED PARTY TRANSACTIONS

In the normal course of business, the Company enters into transactions with related parties on substantially the same terms as comparable transactions with unaffiliated persons. During the nine months ended September 30, 2002, the Company paid approximately $104,000 for landscaping and repair service to a company that is owned by a relative of the Chief Operating Officer of the Company.

******

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains forward-looking statements and should be read in conjunction with the Consolidated Financial Statements and Notes set forth in Item 1 above. See our statement that is set forth after the Table of Contents regarding forward-looking statements.

Results of Operations

     Overview

Total revenues increased year-over-year for both the third quarter and the nine months ended September 30, 2002. Occupancy in our apartment communities remained relatively stable, though we are seeing some softening in the sub-market areas closest to San Francisco where the slowdown in the technology sector has had a negative impact on rental prices. During these periods, occupancy improved in our commercial properties, primarily at our light industrial buildings located in Napa, California.

The Company believes it has made extensive progress in our expanded apartment rehabilitation and deferred maintenance programs. We believe these efforts are essential to realizing the full income potential of our assets. In this quarter, $1,306,000 was expensed, bringing our year-to-date rehabilitation expenses to $2,951,000. This is an increase of $358,000 and $982,000 for comparable periods in 2001. Additionally, the Company capitalized a total of $570,000 this quarter and $1,579,000 year-to-date for improvements made as part of our asset rehabilitation program.

These increases in expenditures to improve our assets, coupled with substantial increases in insurance costs, resulted in a decrease to our net income for the quarter and for the nine months ended September 30, 2002.

     Property Occupancy

At September 30, 2002 and December 31, 2001, the overall weighted average occupancy levels for our properties, by type of property, were as follows (1):

	Occupancy at	Occupancy at

Property Type	September 30, 2002	December 31, 2001

Apartment Communities	96.5%	94.6%
Commercial Properties	88.6%	82.0%

(1)	The weighted average occupancy is calculated by multiplying the occupancy of each property by its square footage and dividing by the total square footage in the portfolio.

The overall weighted average occupancy level for our entire property portfolio as of September 30, 2002 was 95.0%, compared to 92.8% at September 30, 2001.

Occupancy at our apartment communities has remained relatively stable. We believe this stability has been a result of the favorable general economic conditions in those markets where the majority of our apartment communities are located.

Improved occupancy at our commercial properties has been attributable to the leasing of vacant space, primarily in our light industrial buildings located in Napa, California.

Market conditions for leased space in commercial buildings have weakened considerably in the San Francisco Bay Area. The general economic decline and job loss in the technology industry have reduced demand for commercial buildings in most San Francisco Bay Area sub-markets. Vacancy rates have gone up and rents have come down from the peaks reached in early 2000.

We expect the occupancy at our apartment communities and commercial properties in the remaining three months of 2002 to decrease slightly from that of September 2002 due to seasonality. Our future occupancy rates, however, will be subject to numerous factors, many of which are outside of our control. Accordingly, there can be no assurance that our future occupancy rates will not be significantly higher or lower than our occupancy rates during the first nine months of 2002.

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2002	2001	2002	2001

Net income(loss)	$(66,395)	$22,165	$508,098	$1,961,000
(Deduct)/Add (Gain)/Loss On
Disposal of Assets:	39,479	—	(21,996)	(1,733)
Add loss on early extinguishment of debt:	35,423	221,334	212,696	581,000
Add depreciation and amortization:
Real property	2,131,619	2,074,646	6,355,735	6,078,224
Capitalized leasing expenses	23,165	17,845	66,387	46,626

Funds from operations	$2,163,291	$2,335,990	$7,120,920	$8,665,117

Funds from operations per unit	$0.03	$0.03	$0.08	$0.09

Weighted average units	85,019,629	90,152,151	86,363,769	96,551,598

For the quarter ending September 30, 2002, FFO was $2,163,291 as compared to $2,335,990 for the quarter ending September 30, 2001, a decrease of approximately 7%. The $172,699 decrease in FFO was primarily due to substantial increases of approximately $284,000 in insurance costs and targeted increased expenditures in our apartment rehabilitation program and deferred maintenance projects, which includes lender required repairs related to the refinancing of certain mortgages. The decrease was partially offset by an increase in rental revenue, lower general and administrative expense and by a decrease in loss on early extinguishment of debt.

For the nine months ended September 30, 2002, FFO was $7,120,920 as compared to $8,665,117 for the period ended September 30, 2001, a decrease of approximately 18%. The $1,544,197 decrease in FFO was primarily due to substantial increases in insurance costs of approximately $972,000, a $435,000 downward adjustment to real estate taxes in 2001, targeted increased expenditures in our apartment rehabilitation program and deferred maintenance projects including lender required repairs related to the refinance of certain mortgages and increased interest expense due to higher principal balances as a result of refinancing of certain properties. The decrease was partially offset by an increase in rental revenue, a decrease in utility costs attributable to lower energy costs and a decrease in loss on early extinguishment of debt.

     Three Months Ended September 30, 2002 Compared to 2001

     REVENUE

Total rental revenue for the three months ended September 30, 2002 was $13,182,396, up approximately 4% from $12,614,827 for the same quarter last year. This increase is primarily attributable to increased rental rates for our apartment communities and commercial properties and higher occupancy rates for our commercial properties.

During the third quarter 2002, rental revenue generated by our apartment communities was $12,066,218, up approximately 4% from $11,620,097 for the third quarter last year. The increase was primarily attributable to higher rental rates.

Rental revenue generated by our commercial properties was $1,104,687, up approximately 11% for $993,199 in the same quarter last year. The increase is attributable to higher rental rates, improved occupancy and higher building operating costs billable to tenants.

During the three months ended September 30, 2002, rental rates for apartment communities and commercial properties on a combined basis increased by approximately 1.6%. Rental rates increased approximately 4.1% from September 30, 2001 to September 30, 2002, reflecting our strategy of seeking to increase cash flow through rent increases. Our ability to continue to increase rent rates will largely depend on the changes in the real estate market or in general economic conditions in the areas in which we own properties. The possibility of a worsening economic slowdown or recession may result in higher vacancy rates, lower prevailing rents, increased rent concessions and/or more tenant defaults and bankruptcies.

At September 30, 2002, the average monthly rental rate per square foot of our apartment communities was $1.02, compared to $.98 at September 30, 2001. This increase was attributable to increased rents both to existing tenants upon lease expiration and to new tenants upon move in.

At September 30, 2002, the average monthly rental rate per square foot of our commercial properties was $1.27, compared to $1.20 at September 30, 2001. This increase was attributable to increased rents as included in existing leases or as negotiated in lease renewals with existing tenants and/or in leases with new tenants.

     EXPENSES

Our total expenses were $13,343,276 for the three months ended September 30, 2002, as compared to $12,677,360 for the three months ended September 30, 2001, an increase of approximately 5%. This change was due primarily to increases in insurance expenses, operating and maintenance costs, depreciation and amortization expense and was partially offset by decreases in general and administrative expenses and loss on early extinguishment of debt in the three months ended September 30, 2002.

     Interest expense. In the third quarter 2002, interest expense was $3,433,758, down from $3,435,459 for the same period last year, a change of less than 1%.

     Operating and maintenance expenses. For the quarter, operating and maintenance expenses were $4,373,224, up from $3,888,305 from the third quarter last year, an increase of approximately 12%. This change was primarily attributable to the increased expenditures for our ongoing apartment rehabilitation program, additional expenditures on deferred maintenance projects and increased advertising costs due to competitive leasing market conditions. During the current quarter, approximately $654,000 was expended for dryrot repairs and decking replacement, $142,000 for exterior painting, $109,000 for landscaping improvements and $26,000 for asphalt repairs and resealing. Approximately $315,000 of these expenses was used for lender required repairs related to the refinancing of certain mortgage loans.

     Depreciation and amortization expenses. During the third quarter in 2002, depreciation and amortization expense was $2,222,153, as compared to $2,163,913 for the third quarter in 2001, an increase of approximately 3%.

     This change was primarily attributable to an increase in real estate investments due to capitalization of property improvements and capitalized loan fees from the refinance of mortgage loans.

     General and administrative expenses. General and administrative expenses were $817,873 for the quarter, down from $1,009,210 for the same period last year, a decrease of approximately 19%. The decrease is primarily due to lower legal and accounting fees in the quarter.

     Real estate taxes and insurance expenses. In the quarter, real estate taxes and insurance expenses were $1,308,447, up from $964,550 over last year, an increase of approximately 36%. This change was mainly attributable to a significant increase in insurance costs of approximately $284,000 due to general insurance industry conditions which were intensified by the events of September 11, 2001.

     Utility expenses. Utility expenses were $993,398 for the quarter, as compared to $994,490 for the same quarter last year, a change of less than 1%.

     Loss on early extinguishment of debt. During the quarter, we recorded a loss of $194,423 to reflect early pre-payment premiums and the write-off of deferred loan costs related to debt which was retired in 2002 in connection with the refinancing of one mortgage and the early repayment of three mortgages.

     Net income/loss. During the third quarter ended September 30, 2002, net loss was $66,395 compared to net income of $22,165 for the third quarter last year, a decrease of $88,560. This change was primarily due to substantial increases in insurance costs, targeted increased expenditures in our apartment rehabilitation program and deferred maintenance projects including $315,000 of lender required repairs related to refinancing of certain mortgages. This decrease was partially offset by an increase in rental revenue and a decrease in general and administrative expenses.

     Nine Months Ended September 30, 2002 Compared to 2001

     REVENUE

Total rental revenue for the nine months ended September 30, 2002 was $38,957,933, up approximately 5% from $37,121,208 for the nine months ended September 30, 2001.

During the nine months ended September 30, 2002, rental revenue generated by our apartment communities was $35,610,512, up approximately 4% from $34,162,960 for the nine months ended September 30, 2001. This change is primarily attributable to higher rental rates.

During the nine months ended September 30, 2002, rental revenue generated by our commercial properties was $3,628,666, up approximately 13% from the $2,934,444 generated last year in the same period. This change is attributable to higher rental rates, improved occupancy and an increase in building operating costs billable to tenants.

During the nine months ended September 30, 2002, rental rates for apartment communities and commercial properties on a combined basis increased by approximately 2.9%.

     EXPENSES

Our total expenses were $38,757,489 for the nine months ended September 30, 2002, as compared to $35,416,093 for the nine months ended September 30, 2001, an increase of approximately 9%. This change was due primarily to increases in operating and maintenance costs, insurance costs, depreciation and amortization expenses and interest expense, partially offset by decreases in loss on early extinguishment of debt, utilities, general and administrative expenses and real estate taxes in the nine months ended September 30, 2002.

     Interest expense. In the nine months ended September 30, 2002, interest expense was $10,413,138, up from $9,930,792 for the nine months ended September 30, 2001, an increase of approximately 5%. This change was attributable to the higher total mortgages payable balance during the nine months ended September 30, 2002 as a result of the refinancing of certain mortgage loans and partially offset by the decline in interest rates on our variable interest rate loans and the lower fixed rates on the refinanced mortgage loans.

     Operating and maintenance expenses. During the nine months ended September 30, 2002, operating and maintenance expenses were $12,018,135, up from $10,480,674 for the same period last year, an increase of approximately 15%. The change was primarily attributable to the increased expenditures for our ongoing apartment rehabilitation program, additional expenditures on deferred maintenance projects and increased advertising costs due to competitive leasing market conditions. For the nine month period ending September 30, 2002, approximately $1,462,000 was expended for dryrot repairs and decking replacement, $220,000 for landscaping improvements, $195,000 for exterior painting and $27,000 for asphalt repairs and resealing. Approximately $1,137,000 of the expenses were used for lender required repairs related to the refinancing certain mortgage loans.

     Depreciation and amortization expenses. During the nine months ended September 30, 2002, depreciation and amortization expense was $6,626,527, as compared to $6,272,993 for the nine months ended September 30, 2001, an increase of approximately 6%. This change was primarily attributable to an increase in real estate investments due to capitalization of property improvements and capitalized loan fees from the refinance of mortgage loans.

     General and administrative expenses. General and administrative expenses were $2,677,967 for the nine months ended September 30, 2002, down from $2,714,082 for the same period last year, a decrease of approximately 1% attributable to decreased legal and accounting fees.

     Real estate taxes and insurance expenses. In the nine months ended September 30, 2002, real estate taxes and insurance expenses were $3,807,113, up from $2,384,307 for the nine months ended September 30, 2001, an increase of approximately 60%. This change is mainly attributable to the significant increase in insurance costs of approximately $972,000 due to general insurance industry conditions which were intensified by the events of September 11, 2001. Real estate property taxes increased as a result of changes in estimates of the effect of the new property tax assessments resulting from our reorganization in 2000. In anticipation of an increase in tax expense due to the possible reassessment for the tax year 2000-2001, we recorded additional estimated expense in 2000 and in the first quarter of 2001 to cover any increases. When the increased assessment did not occur, we recorded a downward adjustment in May 2001 of approximately $435,000 to reflect the actual tax expense incurred. Excluding the adjustments, real estate tax expense for the nine months ended September 30, 2001 was approximately $2,228,000 compared to $2,243,000 for the same period in 2002.

     Utility expenses. Utility expenses were $2,842,913 for the nine months ended September 30, 2002, as compared to $3,052,145 for the same period last year, a decrease of approximately 7%. The change was primarily attributable to lower energy costs.

     Loss on early extinguishment of debt. During the nine months ended September 30, 2002, we recorded a loss of $371,696 to reflect pre-payment premiums and the write-off of deferred loan costs related to debt which was retired in 2002 in connection with the refinancing of certain of our mortgages and the early repayment of three mortgages. During the nine months ended September 30, 2001, we recorded a loss of $581,100 to reflect the write-off of deferred loan costs related to debt which was retired in 2001.

     Net income. During the nine months ended September 30, 2002, net income was $508,098 compared to $1,961,000 for the nine months ended September 30, 2001, a decrease of approximately 74%. This change was primarily due to substantial increases in insurance costs, a one time adjustment to real estate taxes described above, targeted increased expenditures in our apartment rehabilitation program and deferred maintenance projects which includes $1,137,000 of lender required repairs related to the refinancing of certain mortgages and increased interest expense due to higher principal balances as a result of the refinancing of certain properties. The decrease was partially offset by decreases in utility costs attributable to lower energy costs, a decrease in loss on early extinguishment of debt, an increase in rental revenue and a decrease in general and administrative expenses.

     Effects of Inflation on Operations

We believe the direct effects of inflation on our operations have been inconsequential.

Liquidity and Capital Resources

As of September 30, 2002, our short-term liquidity needs include normal operating requirements, ongoing capital improvements, monthly principal amortization of our debt and mandatory monthly distributions required to be made to our common unit holders. We expect to meet these requirements through net cash provided by operations and cash on hand. Rent increases upon tenant turnover and lease expiration, subject to market conditions and general economic conditions are not expected to have a significant impact on our short-term liquidity.

Our long-term liquidity requirements include scheduled debt maturities, significant capital improvements and mandatory monthly distributions required to be made to our common unit holders. Cash flows from operations and cash on hand may not be sufficient to meet these long term requirements. It may be necessary to refinance the mortgages on some properties.

At September 30, 2002, we had unrestricted cash totaling $16,957,000, compared to $14,249,000 at December 31, 2001. This increase is primarily attributable to net proceeds of $16,065,000 from the refinance of certain mortgages, cash provided by operating activities of $6,225,000, proceeds from the sale of assets of $263,000 and refunds of deposits of $1,334,000. This increase is offset by repurchases of redeemable common units of $4,295,000, distributions to unit holders of $4,921,000, additions to real estate investments of $1,760,000, payments on mortgages payable of $9,476,000, and deferred financing expenditures of $728,000.

The terms of certain of our mortgages require impound accounts for the payment of insurance, property taxes, replacement reserves and lender holdbacks on proceeds from new mortgages for immediate repair improvements, as well as scheduled principal payments on the debt. We classify these impound accounts as restricted cash on our balance sheet. Restricted cash for holdbacks, which total approximately $1,769,000 at September 30, 2002, will become unrestricted when repair improvements are completed. At September 30, 2002, our restricted cash totaled $4,497,000 compared to $2,722,000 at December 31, 2001.

For the nine months ended September 30, 2002, cash provided by operating activities was $6,225,000, which reflects net income of $508,000, non-cash depreciation charges of $6,626,000, a non-cash loss for early extinguishment of debt in the amount of $213,000 and the net effect of changes in operating assets and liabilities of $1,123,000. Cash provided by the refinancing of certain of our mortgage loans was $16,065,000. Cash provided by the refund of deposits was $1,334,000. The deposits refunded were interest rate lock fees of approximately $765,000 associated with the refinancing of mortgages, deposits of $569,000 related to the repurchases of redeemable common units and other miscellaneous deposits.

Principal uses of cash during the nine months ended September 30, 2002 were distributions to redeemable common unit holders in the amount of $4,921,000, repurchases of redeemable common units in the amount of $4,295,000, improvements to real estate investments of $1,760,000 and principal payments on mortgage notes of $9,476,000, which includes early payoff of three mortgage notes totaling approximately $7,969,000. The early payoffs will lower future Company interest expense.

Our long-term debt consists of real estate mortgages totaling $186,291,000 at September 30, 2002 and $179,702,000 at December 31, 2001, an increase of $6,589,000. This change was due to the refinancing of certain mortgage loans which resulted in proceeds to the company of 16,065,000, payoff of three mortgage notes totaling approximately $7,969,000 and principal payments of $1,507,000. Of the proceeds, approximately $1,840,000 was designated for lender required repairs, $728,000 was used for deferred loan fees and the remainder was made available for the repurchase of redeemable units. This debt generally requires monthly payments of principal and interest. The range of interest rates of our real estate mortgages was from 3.26% to 10.50% at September 30, 2002 and from 4.10% to 10.50% at December 31, 2001. The average monthly principal and interest payments made for these mortgages was $1,324,000 for the nine months ended September 30, 2002 and $1,244,000 for the nine months ended September 30,

2001. The principal and interest payments for the month of September 2002 were $1,273,000. At the completion of loans to be refinanced as discussed below, we expect our monthly principal and interest obligations to decrease.

The Company is currently pursuing refinancing five additional mortgage loans having fixed interest rates ranging from 8.34% to 8.48%. In addition, the Company paid off two mortgage loans with interest rates of 8.39% and 8.46% with available cash in August 2002. The Company intends to obtain financing on these two properties that are currently debt-free. Accordingly, out of the seven new loans, three will be 30-year variable rates with the first five years interest rate fixed at 5.30%, 5.30%, and 5.40%. A $173,600 rate lock deposit fee was paid in the three month period ending September 30, 2002 to lock these interest rates and will be refunded upon closing of the new loans. Another three of these loans will be seven year loans fixed at estimated interest rates below 6%. The remaining loan will be a 30 year variable rate loan initially starting at an estimated 5% interest rate. Approximately $88,000 of loan fees (in addition to the interest rate lock fees) was paid in the three month period ending September 30, 2002 for these seven loans. The early repayment of five loans will trigger a 2.50% prepayment premium for a total of approximately $667,000.

To provide our unit holders with additional liquidity, we continue to follow the guidelines adopted by our Board of Managers to allow us to repurchase units from members and to provide information to our members that will allow members to contact each other in order to facilitate trading among our members.

Changes In Member’s Equity for the Period Ended September 30, 2002

The following schedule reflects the changes in our members’ equity during the nine months ended September 30, 2002 for financial reporting purposes:

Balance, January 1, 2002	$71,353,403
Reclassification of Mandatory Distribution Payable to Members’ Equity(1)	14,176,248
Repurchase of Redeemable Common Units	(4,295,186)
Monthly Mandatory Distributions(1)	(1,647,238)
Nine Months Ended September 30, 2002 Net Income	508,098

Balance, September 30, 2002	80,095,325

(1) On May 22, 2002, the Members of the Company approved certain amendments to the Company’s Limited Liability Company Agreement. As a result, we were not required to distribute the balance of the mandatory distribution payable in 2002 and 2003. Instead, we are obligated to make monthly mandatory distributions to common unit holders of 1/12 of $0.0775 per unit. We began making these monthly mandatory distributions in July 2002. In connection with the approval of the amendments, we reclassified the liability for the mandatory distributions payable to redeemable common unit holders to members’ equity on May 22, 2002.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure results from changes in interest rates on our debt obligations. We are vulnerable to increases in the interest rates on our variable rate mortgage notes. We are also vulnerable to significant increases in interest rates to the extent we refinance our fixed rate mortgage notes or incur additional debt in the future. On an ongoing basis, we actively monitor and manage interest costs on our variable rate debt through refinancing of certain of our mortgage loans with variable interest rates and converting them to favorable fixed interest rates or more favorable variable interest rates as opportunities arise.

The following table presents information about our debt obligations at September 30, 2002. The table presents scheduled principal payments and related weighted average interest rates by expected maturity dates.

	2002	2003	2004	2005	2006	Thereafter

Mortgage loans with fixed rates ranging from 5.68% to 7.75% maturing through March 1, 2012	$291,235	$1,244,151	$1,328,772	$1,419,049	$1,515,757	$98,688,000
Average interest rate	6.67%	6.67%	6.67%	6.67%	6.67%	6.67%
Mortgage loans with fixed rates ranging from 8.27% to 8.69% that increase to between 8.77% and 9.19% at stated dates between February and May 2004 which mature through September 2007	$100,089	$435,482	$473,690	$515,250	$561,207	$43,206,533
Average interest rate	8.40%	8.40%	8.90%	8.90%	8.90%	8.90%
Mortgage loans with variable rates ranging from 3.26% to 10.50% which mature through September 2031	$166,882	$602,853	$625,315	$649,994	$675,543	$33,791,115
Average interest rate(1)	7.03%	7.03%	7.03%	7.03%	7.03%	7.03%

(1) The rates for variable rate mortgage loans have been held constant during each period presented based on the actual variable rates at September 30, 2002.

Item 4. Controls and Procedures

Within 90 days of the date of this quarterly report, under the supervision and with the participation of Gayle M. Ing, the Chief Executive Officer, and Cornelius Stam, the Chief Financial Officer, management carried out an evaluation of the effectiveness of the design and operation of disclosure controls and procedures pursuant to Rule 13a-14 of the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in periodic filings with the Securities and Exchange Commission.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation by the Chief Executive Officer and Chief Financial Officer of the Company, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

	99.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	99.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

None.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JCM Partners, LLC

Date:	November 14, 2002	By:	/s/ Gayle M. Ing Gayle M. Ing President and Chief Executive Officer

		By:	/s/ Cornelius Stam Cornelius Stam Chief Financial Officer (Principal Financial Officer)

CERTIFICATIONS (Pursuant to Rule 13a-14 of the Exchange Act)

I, Gayle M. Ing, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of JCM Partners, LLC;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 14, 2002	/s/ Gayle M. Ing Gayle M. Ing Chief Executive Officer and President

I, Cornelius Stam, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of JCM Partners, LLC;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 14, 2002	/s/ Cornelius Stam Cornelius Stam Chief Financial Officer

EXHIBIT INDEX

Designation	Description

Exhibit 99.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 99.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002