Form 10-K
period 2002-12-31
JCM PARTNERS LLC
filed 2003-03-31
CIK 1139163

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 000-32653

JCM Partners, LLC

(Exact Name of Registrant as Specified in Its Charter)

Delaware	94-3364323
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2151 Salvio Street, Suite 325, Concord, CA	94520
(Address of Principal Executive Offices)	(Zip Code)

(925) 676-1966

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Membership Interest Units

(Title of Class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑    No  ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes  ☐    No  ☑

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant: Not applicable, since the registrant has no established trading market.

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes  ☐    No  ☑(1)

     As of March 31, 2003, the registrant had 90,152,151 common membership units outstanding of which 6,901,303 units were owned by a wholly owned subsidiary of the Company.

     Documents Incorporated by Reference:

     Portions of the registrant’s Definitive Proxy Statement to be held in conjunction with registrant’s annual meeting of members to be held in June 2003 are incorporated by reference into Part III.

(1)	The Company did not file a Form 10-Q for the period ending June 30, 2001. However, the Company’s Form 10, filed with the Securities and Exchange Commission on October 3, 2001 contains certain financial information for the six-month period ended June 30, 2001.

JCM PROPERTIES, LLC

TABLE OF CONTENTS

ANNUAL REPORT ON FORM 10-K

PART I
Item 1.	Business	1
Item 2.	Properties	14
Item 3.	Legal Proceedings	16
Item 4.	Submission of Matters to a Vote of Security Holders	16
PART II
Item 5.	Market for Registrant’s Common Equity and Related Security Holder Matters	16
Item 6.	Selected Financial Data	19
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	28
Item 8.	Financial Statements and Supplementary Data	30
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	31
PART III
Item 10.	Managers and Executive Officers of the Registrant	31
Item 11.	Executive Compensation	31
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Membership Matters	31
Item 13.	Certain Relationships and Related Transactions	31
Item 14.	Controls and Procedures	31
PART IV
Item 15.	Exhibits, Consolidated Financial Statements, Schedules and Reports on Form 8-K	32
Signature Page		34
Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14 Under the Securities Exchange Act of 1934, as Amended (the “Exchange Act”)		35

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

PART I

Item 1.     Business

Background

JCM Partners, LLC, a Delaware limited liability company (“JCM Partners”, “JCM” or the “Company”), was organized on May 15, 2000. We are the reorganized entity which emerged from the bankruptcy proceedings in the United States Bankruptcy Court for the Eastern District of California entitled In re IRM Corporation, et al. (the “IRM entities”), Case Number 98-32231-A-11. Pursuant to a plan of reorganization confirmed on June 5, 2000, all of the assets of the IRM entities were vested in our company. We commenced operations on June 30, 2000 pursuant to the confirmation order and the plan. Additional background information about the bankruptcy proceedings from which we emerged is set forth later in this Item 1 — Business, under “The IRM Bankruptcy Proceedings.”

We adopted “fresh start” accounting rules as of June 30, 2000 in accordance with AICPA Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code.” Accordingly, all of the assets and liabilities of JCM Partners were reflected at their reorganization value, which approximated fair value at the date of the reorganization, June 30, 2000. As a result, our financial results during the period from June 30, 2000 to December 31, 2000 serve as benchmark data for future comparisons, but generally are not comparable to prior periods.

Our principal executive offices are located at 2151 Salvio Street, Suite 325, Concord, California, 94520.

Overview

JCM Partners is a limited liability company with activities related to the ownership, development, acquisition, renovation, management, marketing and strategic disposition of multifamily apartment communities and commercial properties in California. Through our wholly-owned subsidiaries, we own 55 properties. Management’s strategy is to be a regional, highly efficient provider of quality apartment communities. We seek to be a market leader by operating a sufficiently sized portfolio of apartments within each of the markets in which we own properties in order to drive down operating costs through economies of scale and management efficiencies.

As of December 31, 2002, our real estate portfolio consisted of:

•	46 apartment complexes with an aggregate of 5,341 units;
•	two office/ retail properties with 36 tenants and approximately 172,200 square feet;
•	six industrial properties with 25 tenants and approximately 145,000 square feet; and
•	one 16.7-acre site held for future development or sale.

All of our real estate assets are located in Northern California, primarily in the Sacramento Metropolitan Area, the Central Valley communities of Tracy, Manteca, Modesto, Turlock and Stockton, and the San Francisco Bay Area.

We are subject to the risks inherent in the ownership of real property, such as fluctuating land values, interest rates, vacancy rates and rental values. Further, there could be difficulties in selling the properties as a result of general and local economic conditions, the condition of the properties, the demand for the properties and real property tax rates.

In addition, certain expenditures associated with real estate equity investments (principally, mortgage payments, real estate taxes, and maintenance costs) are not necessarily decreased by events adversely affecting our income from the properties. Thus, the cost of operating and holding the properties, or certain of them, may exceed the properties’ resale value and income producing ability, and we therefore may have to borrow funds in order to protect our investment or be required to dispose of the properties, or certain of them, at a loss. Our ability to meet our debt and other obligations, and thereafter to make distributions to our members in accordance with our limited liability company agreement, will depend on these and other factors.

Our limited liability company agreement provides that the purposes of JCM Partners are:

(a)	to own, exchange, manage, sell or dispose of our properties and distribute the excess proceeds to the members in an orderly manner to attain appropriate investment potential and return to the members or reinvest such excess proceeds in any type of investment determined appropriate by the board of managers,
(b)	to invest excess funds in any type of investment,
(c)	to engage in any other activities relating to, and compatible with, the purposes set forth above, and
(d)	to take such other actions, or do such other things, as are necessary or appropriate as determined by the board of managers to carry out the provisions of the limited liability company agreement.

We have focused our activities on those related to the ownership, development, acquisition, renovation, management, marketing and strategic disposition of multifamily apartment communities and commercial properties in California. We currently intend to continue this focus, but our Board of Managers could, without member approval, decide to engage in other activities. Similarly, our Board of Managers has broad discretion with respect to our investments and has the power to determine which types of investments are in the best interests of our Company and its members. Although we are not limited by our limited liability company agreement, we currently intend to continue our focus on investing in apartment communities and commercial properties in California. We currently hold these properties primarily for capital appreciation and income. Although we do not have a policy as to the amount or percentage of assets which will be invested in any specific property, it is our intent to maintain a diversified portfolio of properties.

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

Under the terms of our limited liability company agreement, we have the discretion to repurchase or otherwise reacquire units from our members. In December 2001, our board of managers authorized us from time to time to repurchase units from our members, although we are not obligated to do so. In addition, under guidelines approved by our Board of Managers, we will provide information to members that will allow our members to contact each other in order to facilitate trading of Units among members. In 2002, through a wholly-owned subsidiary, we repurchased 6,632,657 common units for an aggregate price of $5,655,163. From January 1, 2003 through March 31, 2003, through a wholly-owned subsidiary, we repurchased an additional 268,646 common units for an aggregate price of $276,705. As of March 31, 2003, our wholly owned subsidiary owned 6,901,303 common units.

The Apartment Properties

As of December 31, 2002, our apartment properties consisted of 46 apartment complexes located in the following counties: 21 in Sacramento County, five in Solano County, seven in Stanislaus County, eight in San Joaquin County and five in Contra Costa County. The majority of these properties are classified as “second tier,” meaning that they are considered to be typically well located, older properties in average to good condition. Additional information about these properties can be found under “Item 2 — Properties.”

Revenues from our apartment properties result primarily from rents. These rents are required to be paid on a monthly basis. Our business strategy includes seeking to increase the cash flow generated by our apartment properties through rent increases upon tenant turnover and lease expiration, while maintaining high occupancy rates and prudent management of our operating expenses. Our ability to increase rents is subject to market conditions and general economic conditions. Accordingly, there can be no assurance that we will be able to implement our operating strategy successfully. Therefore, we do not institute such increases based on a pre-determined range, nor are such increases based on increased services and/or renovations. We will generally make the increased cash flow available for our operating and capital expenses and cash distributions, but may offer some increased services and/or renovations as determined by market conditions. The average occupancy rate of our apartment properties was 95.7% at December 31, 2002 and 94.6% at December 31, 2001.

In general, the tenants in our apartment properties enter into our standard form of lease, as modified, if necessary, to comply with local ordinances or custom. The term of these leases varies with market conditions, although six-month leases are most common. Generally, the leases provide that unless the parties agree in writing to a renewal, the tenancy will convert at the end of the lease term to a month-to-month tenancy, subject to the terms and conditions of the lease, unless either party gives the other at least 30 days’ prior notice of termination. All leases are terminable by us for nonpayment of rent, violation of property rules and regulations, or other defaults specified in the lease.

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

All of our apartment properties are located in developed areas that include other apartment properties serving comparable tenant populations. An increase in the number of competitive apartment properties in a particular area could have a material adverse effect on rents and our ability to maintain occupancy levels. In addition, we compete with providers of other forms of multifamily residential properties and single-family housing. Buying or renting single-family housing was the reason given by 25% of residents who moved out of our apartment properties during 2002.

The Commercial Properties

Our commercial properties consist of nine sites in Northern California, including the Concord, California building housing our executive offices. Our commercial properties are located in the following counties: six in Napa County; and one each in San Francisco County, Contra Costa County and Solano County. Additional information regarding our commercial properties can be found in “Item 2 — Properties.”

Except for a vacant lot, revenues from our commercial properties are derived primarily from commercial tenants’ rents and common area maintenance charges. The rents are payable monthly.

As with our apartment properties, we seek to increase cash flow at our commercial properties through periodic rent increases for existing tenants according to the terms of their leases, through rent increases at tenant turnover and lease expiration, by maintaining high occupancy rates and through prudent management of our operating expenses. Our ability to increase rents is subject to market conditions and general economic conditions. Accordingly, there can be no assurance that we will be able to implement our operating strategy successfully. Therefore, we do not institute such increases based on a pre-determined range, nor based on increased services and/or renovations. We will generally make the increased cash flow available for our operating and capital expenses and cash distributions. The average occupancy rate of our commercial properties was 88.3% as of December 31, 2002 and 82.0% as of December 31, 2001.

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

In any given year, 20% to 30% of our existing commercial leases expire. Some tenants will exercise their option to extend the term of the lease, while others will sign a new lease and extend their tenancy for an additional multi-year period. Rents are adjusted to reflect market conditions for spaces that are vacated or when leases are renewed. Rents are also adjusted to reflect any changes in rental rates associated with a lessee’s option to extend their lease.

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

Insurance

Each of our properties is covered by fire and property insurance provided by reputable companies and with commercially reasonable deductibles and limits, with such limits being equal to the replacement value of each property. Our management exercises its discretion in determining amounts, coverage limits and deductibility provisions of insurance, with a view to maintaining appropriate insurance on our investments at a reasonable cost and on suitable terms. Insurance costs for the apartment industry increased significantly after the events of September 11, 2001. Our properties saw premium increases of 100% or more in 2002 over the prior year.

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

Possible Tax Consequences for Members

Disclaimer

The tax issues associated with the ownership of units of JCM Partners are extremely complex and are unique to each member’s own individual tax situation. The following summary of the tax laws may not be applicable to all of our members. Our members should consult their tax advisors concerning their individual tax situations with respect to the federal, state, local and foreign tax consequences arising from their ownership of JCM Partners units.

Basic Concepts of Partnership Taxation

          Definitions

Definitions for many of the terms used throughout this section can be found at the end of the section.

          Member’s Income

JCM is treated as a partnership for tax purposes. Therefore, the Company is not subject to federal income tax. Instead, it files an annual information return with the Internal Revenue Service. Each member is required to report on the member’s personal tax return the member’s share of each item of Company income, gain, loss, deduction and credit, if any. During the first quarter of each year, the Company provides each member with a Form K-1 that reports that member’s pro rata share of Company income, gains and/or losses for the previous calendar year. Each member is subject to tax on the member’s share of JCM income, even if no cash is distributed.

The amount of any loss or deduction that a member may use in computing the member’s tax liability is limited to the member’s adjusted basis in the member’s units. In other words, a deduction cannot be taken if it would cause the member’s adjusted basis to become negative. Additionally, losses are limited to the amount “at risk” and the amount of income and loss from other passive activities.

          Passive Loss Rules

The tax law restricts the ability of taxpayers to deduct losses derived from so-called “passive activities.” Passive activities generally include any activity involving a business in which the taxpayer does not actively participate — including membership in limited liability companies such as JCM. For almost all JCM members, their membership interest will be treated as a passive activity. Accordingly, JCM’s income and/or loss will likely constitute passive income and/or loss to its members.

Generally, losses from passive activities are deductible only to the extent the taxpayer has income or gains from other passive activities. Therefore, passive losses are not allowed to offset other income – such as salary, compensation for personal service, active business income, dividends, interest, royalties, annuities or gains from the sale of property held for investment. Passive losses that are not allowed in any tax year are suspended and carried forward indefinitely. Suspended losses may be used in future years to offset future passive income.

Upon the sale or transfer of a taxpayer’s entire interest in a passive activity, suspended losses with respect to that activity will be allowed as a deduction against:

(i)	First, any remaining income or gain from that activity, including gain recognized on such disposition; then

(ii)	On income or gain for the taxable year from other passive activities; and finally

(iii)	Any other non-passive income or gain.

IRS regulations provide that similar investments, which are under common control and owned by a pass-through entity such as JCM, are generally treated as a single investment. Accordingly, suspended losses derived from an investment in JCM would not be available to members to offset non-passive income from other sources until the sale of all Company properties has occurred or until a member disposed of the member’s entire interest in JCM.

Member’s Basis

          Basic Concepts

The Company maintains a capital account for each member. This capital account is the beginning point in computing a member’s basis in the member’s JCM units. A member’s adjusted basis in JCM is equal to the amount originally invested in IRM, plus the cumulative effect of all capital account adjustments reported annually to the investor by both IRM and JCM on Form K-1. More specifically, a member’s adjusted basis is the amount originally invested increased by:

•	The member’s pro-rata share of the Company’s non-recourse debt,
•	The member’s pro-rata share of the Company’s taxable income, and
•	Any additional contributions to the Company’s capital made by the member,

and decreased by:

•	The member’s proportionate share of Company losses, and
•	The sum of all cash distributions made to the member.

Distributions in excess of a member’s adjusted basis generally will be treated as a gain from the sale of a member’s interest in the Company.

A Member may not deduct from the member’s income, losses in an amount exceeding the member’s adjusted basis. If, in any one tax year, a member’s share of Company losses exceeds the member’s adjusted basis at the end of that year, the excess losses must be carried forward and applied against gains in future years. These suspended losses cease being deductible whenever the member’s adjusted basis drops below zero.

          Non-recourse Debt

Non-recourse debt is any Company liability in which a member has a pro rata interest, but no personal responsibility (e.g. mortgages on JCM properties). Any increase in non-recourse liabilities is treated as a cash contribution and increases a member’s basis. Any decrease in non-recourse liabilities is treated as a cash distribution and decreases a member’s basis. These rules apply even though a member does not actually contribute or receive actual cash. Distributions in excess of a member’s adjusted basis generally will be treated as a gain from the sale of a member’s interest in the Company.

Sale or Disposition of JCM Property and Member’s Interest

          Tax Treatment of Gains and Losses

The gain or loss on the sale of a member’s units is the difference between the sale amount and the member’s adjusted basis.

Generally, gain on the sale of units that have been held for more than 12 months will be taxed as a long-term capital gain. For non-corporate taxpayers, long-term capital gains are subject to a maximum rate of 20% (10% for individuals in the 10% or 15% tax brackets). A lower rate of 18% (8% for individuals in the 10% or 15% tax brackets) may be applicable if the individual has held the units for more than five years.

In the event of a loss, the amount of ordinary income against which an individual taxpayer may deduct a capital loss is the lower of $3,000 ($1,500 for a married taxpayer filing a separate return) or the amount of the loss.

There is a separate capital gains tax applied to “unrecaptured gain” as described in Section 1250 of the Internal Revenue Code. This class of gain includes real property that is subject to an allowance for depreciation. JCM has substantial unrecaptured Section 1250 gain on its books. Therefore, upon the sale of a property, a portion of each member’s gain may be subject to the 25% tax rate even though members may not actually receive any distribution upon the sale of the property. Additionally, the 25% tax rate on unrecaptured gain is triggered upon the sale, redemption, repurchase or gift of a member’s units. The tax is computed on the portion of the gain attributable to previously taken depreciation. For example, suppose a person bought a rental unit for $100,000, depreciated it over several years down to $60,000, and then sold it for $130,000. There would be a total gain of $70,000 with the following taxes applying:

•	The difference ($40,000) between what was paid for the property ($100,000) and its depreciated value ($60,000) would be taxed at the 25% recapture rate.

•	The difference ($30,000) between what was paid for the property ($100,000) and its sales price ($130,000) would be taxed at the 20% capital gain rate.

     Consequences of Exercise of the “Put” Option in 2005 and Liquidation in 2007

JCM Partners’ LLC Agreement gives its members the right to require the Company to redeem some or all of their units on or before the Company’s seventh anniversary (June 30, 2007). The exercise of this right by a sufficient number of members may result in the liquidation of the entire Company. The redemption of units or the liquidation of the Company will most likely result in gain to the members. This gain will be computed in a manner similar to that described above.

          Built-In Gains

As a result of the IRM bankruptcy proceedings, on June 30, 2000, persons who were equity investors in IRM (Equity Investors) and persons who were debt investors in IRM (Debt Investors) both became equity owners of JCM. The fact that their JCM units originated from different types of IRM investments (i.e. equity and/or debt) will affect the determination of their future tax consequences.

Capital gains associated with the sale of JCM properties will be allocated back to the former Equity Investors to the extent those gains or losses were unrealized or “built in” at the time of the JCM’s formation. These built in gains are substantial. Therefore, if JCM sold a large number of properties or liquidated entirely, there would be substantial built in gains allocated back to the original IRM Equity Investors. Any gains since JCM’s formation that are attributed to the appreciation of real property will be divided among all JCM members in accordance with their ownership interests.

The built-in gain rules also cause the reduction of built-in gain over time through specific allocations of deductions. Section 704(c) of the Internal Revenue Code may require the allocation of depreciation associated with property contributed to a partnership, away from the contributing partner where the member’s capital account reflects an unrealized gain inherent in the contributed property. The Tax Matters Partner will select the method for making the allocations under Section 704(c) of the Tax Code.

          Gifts of Membership Interests

Generally, no gain or loss is recognized for income tax purposes as a result of a gift of property. However, if a gift of JCM units is made at a time when a JCM member’s allocable share of non-recourse indebtedness exceeds the adjusted basis for the JCM units gifted, the gifting member will recognize a gain upon the transfer to the extent of such excess. Any such gain will generally be treated as capital gain. Gifts of JCM units may also be subject to a gift tax imposed pursuant to the rules generally applicable to all gifted property.

A gift of JCM units will not cause any suspended passive losses to become deductible. The recipient’s basis in the gifted JCM units is the same as the donor’s basis at the time of the gifting, plus any suspended passive losses allocable to the gifted units. It should be remembered, however, that the recipient’s basis, for purposes of determining loss on a later disposition, cannot exceed the fair market value of the units on the date of the gift. Consequently, if the sum of the donor’s basis in the units plus the suspended passive losses associated with those units exceeds the fair market value of the units, the deductibility of a portion of the suspended losses could be permanently lost.

          Death of a Member

In general, the basis for inherited property is increased or decreased (“stepped up” or “down”) from the decedent’s basis to the asset’s fair market value at the date of the decedent’s death. This adjustment to basis also applies to inherited JCM units. JCM has elected to reflect this adjustment in the tax basis of the property held by the Company. Any gain, loss or deduction associated with this step up or step down is specifically allocated to the member inheriting a deceased member’s JCM interest. To the extent the adjustment is allocated to depreciable property, the inheriting member is specifically allocated any related depreciation.

JCM’s Treatment of Depreciation and Prepaid Interest

          Depreciation

Current tax law provides for a Modified Accelerated Cost Recovery System (“MACRS”) of depreciation. Under this system, the cost of eligible residential real property, whether new or used, generally must be depreciated over a 27.5 year period using the straight-line method.

Furthermore, under MACRS, eligible personal property is divided into six classes (i.e. 3-year, 5-year, 7-year, 10-year, 15-year and 20-year). Any property, whether new or used, generally must be depreciated over specified periods using a prescribed accelerated method of depreciation or, if the taxpayer so elects, using the straight-line method over various periods. Property placed in service prior to 1987 was depreciated under an accelerated cost recovery system (“ACRS”), which provided for faster tax depreciation than under MACRS.

Generally, the real property owned by JCM is subject to a 27.5 year recovery period and is depreciated using the straight-line method. JCM’s personal property is generally depreciated over a seven-year period using the double declining balance method, switching to straight-line when appropriate to maximize the depreciation deductions.

          Prepaid Expenses

Some expenses may not be deductible in the year they were paid. To the extent this occurs, the taxable income of the partnership may exceed its cash receipts for the year in which the expense is paid. As discussed above, the costs of acquiring properties must generally be recovered through depreciation deductions over a number of years. Prepaid interest and loan fees, and prepaid management fees are other examples of expenses that may not be deducted in the year they were paid.

Tax Information and Returns

          Tax Reporting and Filing Issues

Members are required to treat partnership items on their tax returns consistently with the treatment on JCM’s return, unless a member files a statement with the IRS identifying the inconsistency. Failure to satisfy this requirement could result in an adjustment to conform the treatment of the items by the member to its treatment on JCM’s return. In the event such adjustments are imposed, the member may also be subject to interest and penalties.

JCM’s income tax returns may be audited by the Internal Revenue Service. Such audits may result in the audit of the returns of its members. In an audit, various deductions claimed by members on their returns could be disallowed in whole or in part. Such an action would result in an increase in the taxable income or a decrease in the taxable loss of JCM, with no associated increase in distributions with which to pay any resulting increase in the members’ tax liabilities.

Audits of the Company by the Internal Revenue Service would be conduced at the JCM level in a single proceeding, rather than in separate proceedings with each of JCM’s members. Administrative adjustments to items challenged in an audit can be initiated by JCM’s Tax Matters Partner or by a member. Suits challenging the Service’s determinations may be brought by the Tax Matters Partner or by JCM’s Board of Managers. Only one such action may be litigated. All JCM members generally will be bound by the outcome of final partnership adjustments made by the Internal Revenue Service, as well as the outcome of any judicial review of such adjustments.

          State Tax Returns

JCM has California source income. Therefore, members who are non-residents of California will be subject to tax in California with respect to their share of such income. California law requires JCM to collect taxes from JCM’s non-resident members and remit the taxes to the California taxing authorities. It is the responsibility of non-resident members to file a California tax return if they believe that JCM’s payments on their behalf to the State of California exceed their tax obligations to the state.

In the past, JCM has declared a voluntary distribution to non-resident members in an amount sufficient to pay this tax. JCM then has paid this amount to the California Franchise Tax Board and has sent JCM’s other members, a cash distribution in an equal and compensating amount per unit. There is no assurance that JCM will continue to declare these additional distributions in the future.

          Exempt Organizations

Qualified plans (e.g. pension plans, profit sharing plans and IRA’s) and other tax-exempt entities should consult their tax advisors with regard to the tax issues unique to such entities, including, but not limited to, issues relating to the classification of partnership interests as plan assets, unrelated business taxable income (UBTI) and required distributions.

Any person who is a fiduciary of an IRA, Keogh Plan, Qualified Plan or other tax-exempt entity with an investment in JCM should be aware that most JCM properties are debt-financed properties. This indebtedness is considered acquisition indebtedness, creating UBTI. A trustee of a charitable remainder trust should be aware that if any portion of the income derived from its ownership of units is deemed to be UBTI, the trust will lose its exemption from income taxation.

Certain Considerations Regarding Taxation Disclosure

          No Rulings from the Internal Revenue Service

JCM has not sought any rulings from the Internal Revenue Service regarding the tax issues discussed above. The Company relies on the opinions of its tax advisors. Their opinions are based upon representations and assumptions and are conditioned upon the existence of specified facts. The opinions are not binding on the IRS or the courts.

          Publicly Traded Partnership

If JCM becomes classified as a “publicly traded partnership”, we would be taxed as a corporation and our net income could be treated as portfolio income rather than passive income. The application of “publicly traded partnership” rules to us will be based upon future facts. The IRS may determine that we should be treated as a “publicly-traded partnership” if our units are readily tradable on a secondary market.

If JCM is classified as a publicly traded partnership, but substantially all of its income is passive, it will avoid being treated as a corporation. However, in this situation, members may only deduct JCM losses against JCM income. Any unused losses are suspended and carried forward until they are either used against future JCM income or the member disposes of their entire interest in JCM.

          Challenges to Allocations

The IRS may challenge our allocations of income, gain, loss and deductions. JCM’s Operating Agreement provides for the allocation of income, gain, loss and deductions among the members. The rules regarding partnership allocations are complex. It is possible that the IRS could successfully challenge the allocations in the Operating Agreement and reallocate items of income, gain, loss or deductions in a manner which reduces benefits or increases income allocable to JCM’s members.

The IRS may disallow our deduction of some or all fees and expenses. The IRS could seek to reallocate our basis in properties among land, improvements and personal property. Such reallocation could result in reduced tax losses or increased income without a corresponding increase in net cash flow to JCM’s members.

          Income in Excess of Distributions

Members may be taxed on income which exceeds the cash distributions received by them. In any year in which we report income or gain in excess of expenses, members will be required to report their share of such net income on their personal tax returns even though they may have received total cash distributions which are less than the amount of net income they must report.

          Alternative Minimum Tax

Members may be subject to alternative minimum tax which could reduce the tax benefits of their units. The effect of the alternative minimum tax upon members depends on their particular overall tax and financial situation. Members should consult with their tax advisor regarding the possible application of this tax.

          Audit of Member Returns

An audit of member returns could result in adjustments to items on their returns that may or may not be related to JCM. There are special procedures pertaining to audits of partnership tax returns which may reduce the control members would otherwise have over proceedings concerning any proposed adjustment of their tax items by the IRS. If the IRS determines that a member has underpaid taxes, that member would be required to pay the amount of the underpayment plus interest. Members may also be liable for penalties from the date the tax originally was due.

          Future Events

Future events may result in federal income tax treatment of JCM and its members that is materially and adversely different from the treatment described here. This discussion of the federal income tax aspects of an ownership interest in JCM is based on current law, including the Internal Revenue Code, the treasury regulations, administrative interpretations and court decisions. Changes could affect taxable years arising before and after such events. We cannot assure members that future legislation and administrative interpretations will not be applied retroactively.

          Positions Taken During the IRM Bankruptcy Proceedings

Due to the history of the IRM entities that preceded the formation of JCM and the lack of specific tax law addressing the related issues, there continues to exist risks associated with the tax positions taken during the formation of JCM. Although these positions were believed to be reasonable, neither the taxing authorities nor the courts are bound by them. Therefore, there is a continuing risk that the taxing authorities and courts will not concur with these positions. All these risks were disclosed to the original investors in connection with the Plan of Reorganization that was approved by investors during IRM’s bankruptcy proceedings. JCM believes that any risks inherent in the positions taken during those proceedings apply only to those original investors and not to individuals who have subsequently become JCM members.

Definitions

          Adjusted Basis

The amount you use to determine your profit or loss from a sale or exchange of property. To determine your adjusted basis for an asset, start with the original cost. Add your cost of improvements and assessments to the asset and subtract deductions you have taken, such as depreciation.

          Capital Gain

Profit on the sale of a capital asset. Capital gains receive more favorable tax treatment than ordinary gains. Depending on your tax bracket and on how long you held a capital asset, you may pay about one-third to one-half less tax on a capital gain than you would have paid on the same amount of ordinary income.

          Depreciation

A deduction you are allowed for the wearing away over time of assets such as office equipment, vehicles, buildings and furniture. For assets that have an expected useful life of more than one year, you spread the cost of the asset over its estimated useful life rather than deducting the entire cost in the year you place the asset in service. For tax purposes, tax law specifies the depreciation term for specific types of assets.

          Disposition

The sale or other disposal of property that causes a gain or a loss.

          Gain or Loss

The difference between your adjusted basis in an asset and the value you receive when you sell or otherwise dispose of the asset.

          Non-recourse Debt

A type of debt for which a borrower is not personally liable. If you default on a non-recourse loan, the lender must recover the amount you owe by foreclosing on the property by which the loan is secured. At-risk rules limit the amount of loss you can take from activities with non-recourse financing.

          Partnership

An unincorporated business or investment organization having two or more owners. A partnership is not subject to tax, but passes income, losses and other tax items through to its partners.

          Passive Activity

An activity in which you do not materially participate. Real estate rentals and limited partnerships are examples of passive activities. Passive loss rules apply to losses from passive activities.

          Portfolio Income

Income such as interest, dividends, royalties and gains or losses from investments.

          Publicly Traded Partnership

A limited partnership, or LLC taxed as a partnership that has limited partnership or membership interests traded in an organized securities market or a substantial equivalent.

          Section 1250

The section of the Internal Revenue Code that deals with depreciable real estate.

          Tax Matters Partner

The partner responsible for representing the partnership in IRS audit proceedings.

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

Our leases generally provide that the tenant is responsible for compliance with applicable laws and regulations. However, this contractual arrangement does not eliminate our statutory liability or preclude claims against us by governmental authorities or persons who are not parties to such arrangement. The cost of an investigation and clean-up of site contamination can be substantial, and the fact that the property is or has been contaminated, even if remediated, may adversely affect the value of the property and the owner’s ability to sell or lease the property or to borrow using the property as collateral. In addition, some environmental laws create a lien on the contaminated site in favor of the government for damages and costs that it incurs in connection with the contamination. Some state laws provide that such lien has priority over all other encumbrances on the property or that a lien can be imposed on any other property owned by the liable party. Finally, the owner of a site may be subject to common law claims by third parties based on damages and costs resulting from the environmental contamination emanating from the site. Other federal, state and local laws, regulations and ordinances govern the removal or encapsulation of asbestos-containing material when such material is either in poor condition or in the event of building remodeling, renovation or demolition. Still other federal, state and local laws, regulations and ordinances may require the removal or upgrade of underground storage tanks that are out of service or out of compliance. In addition, federal, state and local laws, regulations and ordinances may impose prohibitions, limitations and operational standards on, or require permits, licenses or approvals in connection with, the discharge of wastewater and other water pollutants, the emission of air pollutants, the operation of air or water pollution equipment, the generation, storage, transportation, disposal and management of materials classified as hazardous or nonhazardous waste, the use of electrical equipment containing polychlorinated biphenyls, the storage or release of toxic or hazardous chemicals and workplace health and safety. Noncompliance with environmental or health and safety requirements may also result in the need to cease or alter operations at a property which could affect the financial health of a tenant and its ability to make lease payments. Furthermore, if there is a violation of such a requirement in connection with the tenant’s operations, it is possible that we, as the owner of the property, could be held accountable by governmental authorities for such violation and could be required to correct the violation.

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

The IRM Bankruptcy Proceedings

As discussed above under “Background,” JCM Partners is the reorganized entity which emerged from the IRM entities bankruptcy proceedings. Pursuant to the plan of reorganization, the assets of the IRM entities were vested in JCM Partners on June 30, 2000. The real estate assets of JCM Partners are held through 55 wholly-owned subsidiaries, all but one of which is a single-asset limited liability company. The creditors of the IRM entities were divided into classes, as set forth in the plan of reorganization, with Classes 21 through 25 (representing certain investors in the equity and loan partnerships) receiving preferred or common membership interests in JCM Partners in satisfaction of their claims against the IRM entities. The plan of reorganization stated that 100 units (either common or preferred, as applicable) would be issued to these creditors for every $10,000 of their allowed claims (i.e., one unit for every $100 of allowed claim). Creditors in other classes were treated as specified in the plan of reorganization, with many receiving immediate or deferred cash payment of all or part of their claims. None of the IRM entities received any payment or consideration for any claim against, or interest in, another IRM entity.

Under the terms of the plan of reorganization, each preferred membership unit had an initial redemption value equal to $40 (therefore representing a return of 40% of the holder’s claim), plus or minus that unit’s share of the profits or losses of JCM Partners. In September 2000, the board of managers of JCM Partners approved a split of units and an adjustment of each unit’s redemption value. Preferred unit holders would receive one unit, with a redemption value of $1.00, for every $2.50 of their allowed claim. For example, a preferred unit holder with an allowed claim of $100,000 would receive 40,000 preferred units, with a total redemption value of $40,000. This split simplified the correlation between the number of preferred units and the dollar amount of a complete redemption of the preferred units, while still achieving the result that each preferred unit holder would receive a 40% return of its claim amount upon redemption. As a result of the split, common unit holders received one unit for approximately every $1.53 of their allowed claim. The plan of reorganization and JCM Partners’ operating agreement provided for penalties in the event that JCM Partners did not redeem all of the preferred units by June 30, 2001. JCM Partners made a series of partial redemptions of preferred units, followed by a final and complete redemption of the preferred units on June 15, 2001. See “Item 7 — Management’s Discussion and Analysis of Financial Consideration and Results of Operations — Liquidity and Capital Resources” regarding the redemption obligations of JCM Partners for the common units.

Employees

As of December 31, 2002, we had 197 employees. We consider our relationships with our employees to be good.

Executive Officers of the Registrant

The executive officers of JCM Partners are set forth below:

Name	Age	Offices

Gayle M. Ing	53	Manager, Chief Executive Officer, President and Secretary
Michael Vanni	63	Manager and Chairman of the Board
Marvin J. Helder	53	Manager and Vice Chairman of the Board
Brian S. Rein	45	Chief Operating Officer and Director, Property Management
Cornelius Stam	55	Chief Financial Officer and Director, Property Management

Gayle M. Ing has been a manager and our President, Chief Executive Officer and Secretary since April 11, 2001. From April 11, 2001 until October 2, 2002, Ms. Ing was also our Chief Financial Officer. From March 15, 2001 until April 11, 2001, Ms. Ing served as a consultant to JCM Partners through Computer Management Corporation. Prior to that, from December 1996 until March 2001, Ms. Ing was a management consultant, also through Computer Management Corporation, and was a volunteer with a child services facility. Ms. Ing served as the Vice President and Business Manager for Electronic Banking at Bank of America from January 1994 to November 1996.

Michael W. Vanni has been a manager of JCM Partners and Chairman of our Board since June 2000. Since 1978, Mr. Vanni has been the President of Computer Management Corporation, a data processing consulting company.

Marvin J. Helder has been a manager of JCM Partners and Vice Chairman of our Board since June 2000. Mr. Helder has been the President of Helder Construction, a commercial and residential construction and property management company, for the past seven years.

Brian S. Rein has been our Chief Operating Officer and Director of Property Management since June 2000. Mr. Rein was the Chief Operating Officer of JCM Partners’ predecessor, IRM Corporation, from October 1998 through June 2000. For the ten years prior to his employment with IRM and JCM Partners, Mr. Rein has had similar operations and management responsibilities serving as Vice President of John Connolly IV & Company where he directed the management of multifamily and commercial properties for institutional clients.

Cornelius Stam has been a Director of Property Management since June 2000, and our Chief Financial Officer since October 2002. Mr. Stam was the Executive Director of Property Management of IRM Corporation from August 1998 through June 2000. From 1983 to August 1998, Mr. Stam was the Senior Vice President of Property Management for IRM Corporation.

Mr. Vanni and Ms. Ing are husband and wife. There are no other family relationships among executive officers, or managers, or persons chosen by us to be nominated as a manager or appointed as an executive officer of JCM Partners or any of its subsidiaries.

Item 2.     Properties

Through our wholly-owned subsidiaries, we own 55 properties.

As of December 31, 2002, our real estate portfolio consisted of:

•	46 apartment complexes with an aggregate of 5,341 units;
•	two office/retail properties with 36 tenants and approximately 172,200 square feet;
•	six industrial properties with 25 tenants and approximately 145,000 square feet; and
•	one 16.7-acre site held for future development or sale.

The ordinary course of our business operations includes ongoing renovation projects to our properties, including but not limited to exterior painting, roofing, siding, fencing, balcony and deck replacement, landscape upgrades, asphalt repairs and resurfacing, swimming pool resurfacing, new signage and interior unit remodeling. Costs are incorporated in operating budgets and covered by cash flow from operations or may be financed as required lender repairs during refinancing of certain properties.

The table below sets forth general information relating to the properties owned by our subsidiaries at December 31, 2002. All of the properties are suitable for the purpose for which they are designed and are being used. None of our properties account for 10% or more of our assets or account for 10% or more of our gross revenues during the year ended December 31, 2002.

Summary of Real Estate Holdings

							Average
							Monthly
							Rental Rates
			Percentage of				for the Year
		Number of	Total Real				Ended	Average
	Number of	Apartment	Estate Net	Net Book		Physical	December 31,	Unit Size
Properties	Properties	Homes	Book Value	Value	Encumbrances	Occupancy(A)	2002(B)	(Square Feet)

Residential Apartments by Geographic Markets
Sacramento, CA	21	2,785	42.9%	$105,462,477	$88,904,230	95.9%	$720	734
Stockton, CA	4	483	6.9%	16,900,330	15,956,676	95.4%	719	813
Modesto/Turlock, CA	7	752	11.1%	27,748.191	18,290,279	95.3%	724	780
Tracy/Manteca, CA	4	454	9.3%	22,866,116	18,485,623	93.2%	847	721
Fairfield/Vacaville, CA	5	634	13.7%	34,073,485	19,636,578	97.8%	929	753
Concord/Antioch, CA	5	233	5.6%	13,993,174	12,601,913	93.1%	961	684

Total Residential Apartments	46	5,341	89.5%	$221,043,775	$173,875,299	95.7%	$767	747

Commercial Properties(C)	9	N/A	10.5%	26,715,713	11,893,326	88.3%	N/A	N/A

Total All Properties	55	5,341	100.0%	$247,759,487	$185,768,625	94.3%	$767	747

(A) Physical occupancy as of the last Monday of the period.

(B) Average monthly rent is calculated as the contract rent plus market rent for vacant apartment homes, divided by the number of apartment homes.
(C) Includes eight commercial properties and one parcel of land.

None of our residential tenants occupy 10% or more of any individual property’s rentable square footage. None of our commercial tenants occupy 10% or more of the commercial property square footage.

The following table sets forth occupancy information for the past five years by sub-markets for the properties owned by our subsidiaries at December 31, 2002. Our subsidiaries have owned such properties since June 2000. Accordingly, information for the periods prior to such date is based on records we obtained from the IRM entities as part of the IRM bankruptcy proceedings.

Historical Occupancy(A)

Properties	2002	2001	2000	1999	1998

Residential Apartments:
Sacramento	95.9%	95.6%	96.2%	94.3%	95.2%
Stockton	95.4%	96.1%	97.9%	94.8%	95.7%
Modesto/ Turlock	95.3%	94.9%	96.8%	94.7%	95.5%
Tracy/ Manteca	93.2%	93.0%	94.7%	96.0%	95.2%
Fairfield/ Vacaville	97.8%	92.0%	95.3%	94.6%	95.7%
Concord/ Antioch	93.1%	88.8%	95.3%	94.4%	97.0%

Total Residential Apartments	95.7%	94.6%	96.2%	94.6%	95.3%
Commercial Properties	88.3%	82.0%	88.1%	94.1%	92.2%

Total All Properties	94.3%	92.2%	94.6%	94.5%	94.7%

(A)	Physical occupancy as of the last Monday of the year.

The following table sets forth the average rent per square foot by sub-market for the past five years for the properties owned by our subsidiaries at December 31, 2002. Our subsidiaries have owned such properties since

June 2000. Accordingly, information for the periods prior to such date is based on records we obtained from the IRM entities as part of the IRM bankruptcy proceedings.

Average Monthly Rent per Square Foot(A)

Properties	2002	2001	2000	1999	1998

Residential Apartments:
Sacramento	$0.98	$0.94	$0.85	$0.77	$0.73
Stockton	0.88	0.84	0.76	0.68	0.67
Modesto/ Turlock	0.93	0.90	0.80	0.71	0.66
Tracy/ Manteca	1.17	1.19	1.12	0.99	0.93
Fairfield/ Vacaville	1.24	1.20	1.11	0.97	0.90
Concord/ Antioch	1.40	1.47	1.36	1.14	1.09

Total Residential Apartments	1.03	0.99	0.91	0.81	0.76
Commercial	1.27	1.21	1.11	1.00	0.94

Total All Properties	1.04	1.01	0.92	0.82	0.78

(A)	Average monthly rent per square foot is contract rent for occupied units plus market rent for vacant units divided by total rentable square feet.

Item 3.     Legal Proceedings

We are not a party to any material legal proceedings.

Item 4.     Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.     Market for Registrant’s Common Equity and Related Security Holder Matters

Market Information

There is no public trading market for our common units and there can be no assurance that a market will ever develop for the units.

Holders

As of March 31, 2003, there were approximately 850 holders of our common units.

Distributions

Distributions for the Past Two Years

In 2001 and 2002, JCM made the distributions set forth below on a per unit basis. All of the distributions in 2001 were voluntary distributions. As indicated below, in 2002, some of the distributions were voluntary distributions declared by the Board of Managers and some were mandatory distributions required to be made under our LLC Agreement.

2002 Distributions

Date Declared, if Voluntary			Amount Per
Distribution	Record Date	Date Paid	Common Unit

December 12, 2001(A)	January 1, 2002	January 25, 2002	$0.00458
December 12, 2001(A)	February 1, 2002	February 22, 2002	$0.00458
December 12, 2001(A)	March 1, 2002	March 25, 2002	$0.00458
June 26, 2002 (B)	April 1, 2002	April 15, 2002	$0.00820
December 12, 2001(A)	April 1, 2002	April 23, 2002	$0.00458
December 12, 2001(A)	May 1, 2002	May 24, 2002	$0.00458
June 26, 2002 (C)	June 1, 2002	June 27, 2002	$0.00646
N/ A (D)	July 1, 2002	July 26, 2002	$0.00646
N/ A (D)	August 1, 2002	August 26, 2002	$0.00646
N/ A (D)	September 1, 2002	September 26, 2002	$0.00646
N/ A (D)	October 1, 2002	October 28, 2002	$0.00646
N/ A (D)	November 1, 2002	November 25, 2002	$0.00646
N/ A (D)	December 1, 2002	December 23, 2002	$0.00646
December 10, 2002(E)	December 1, 2002	December 23, 2002	$0.00021

TOTAL			$0.07651

(A)	On December 12, 2001, the board of managers increased the voluntary monthly distributions to 1/12 of $0.055 per unit ($0.00458).

(B)	This distribution in April, in the aggregate amount of $739,651, were payments made to the California Franchise Tax Board or to our members to offset state income tax liabilities incurred by our members in 2001 due to their ownership of JCM Partners’ Units.

(C)	On June 26, 2002, the board of managers increased the voluntary distribution to members to 1/12 of $0.0775 per common unit ($0.00646).

(D)	Pursuant to an amendment to our LLC Agreement approved by our members on May 22, 2002, we are required under the terms of our LLC Agreement to pay a mandatory monthly distribution to our common unit holders in an amount equal to 1/12 of $0.0775 per unit ($0.00646). This mandatory monthly distribution replaced the voluntary distribution referred to in (C) above.

(E)	On December 10, 2002, the board of managers declared a voluntary monthly distribution, in addition to the mandatory monthly distribution, in the amount of 1/12 of $0.0025 per common unit.

2001 Distributions

			Amount Per	Amount Per
Date Declared	Record Date	Date Paid	Preferred Unit	Common Unit

January 17, 2001(A)	February 1, 2001	February 28, 2001	$0.00254	$0.00254
January 17, 2001(B)	April 1, 2001	April 19, 2001	0.00021	$0.00021
January 17, 2001(B)	April 1, 2001	April 27, 2001	0.00012	$0.00012
June 18, 2001(C)	October 1, 2001	November 2, 2001	N/A	$0.01667
November 9, 2001	November 1, 2001	November 26, 2001	N/A	$0.00417
December 12, 2001(D)	December 1, 2001	December 24, 2001	N/A	$0.00458

TOTAL			$0.00287	$0.02829

(A)	This distribution, in the aggregate amount of $260,000, was paid to both common and preferred unit holders. As disclosed under “Item 1 — The IRM Bankruptcy Proceedings,” we completed the redemption of the preferred units in June 2001.

(B)	The distributions in April, in the aggregate amount of $33,401, was comprised of payments made to the California Franchise Tax Board. These payments were made from cash from operations and were intended to offset certain federal and/or state income tax liabilities incurred by our members in 2000 due to their ownership of JCM Partners’ units.

(C)	On June 18, 2001, the board of managers approved the institution of monthly distributions on or about August 25, 2001. On August 28, 2001, the board of managers delayed the commencement of the monthly distributions while we explored making a cash tender offer for some of our common units. We did not ultimately make a cash tender offer and, accordingly, on November 1, 2001, monthly distributions were sent to members of record as of October 1, 2001 in an amount equal to four regular monthly distributions that would have been distributed to holders of records as of the first day of July, August, September and October 2001. On November 9, 2001, the board of managers ratified the payment of these distributions. Each monthly distribution represented 1/12 of $0.05 per unit ($0.00417).

(D)	On December 12, 2001, the board of managers approved an increase in monthly distributions to 1/12 of $0.055 per unit ($0.00458).

Distributions Required by Our LLC Agreement

Beginning in July 2002, we have been required under the terms of our LLC Agreement to make mandatory monthly distributions to the holders of common units in an amount equal to 1/12 of $0.0775 (seven and  3/4 cents) per common unit (the “Mandatory Monthly Distributions”). The Mandatory Monthly Distributions may be from cash from operations or cash from sales, or both. If we fail, for any reason, to pay any Mandatory Monthly Distribution(s) in a timely manner, we must begin liquidating our properties as quickly as commercially reasonable and must pay the common unit holders interest on any overdue Mandatory Monthly Distributions at the rate of ten percent per year. Once we no longer have any overdue Mandatory Monthly Distributions, we may cease liquidating our properties.

If the board of managers declares an additional voluntary distribution of cash from operations or from sales, then the members as of the record date are entitled to receive all such distributions which the board has declared, with each member entitled to receive a pro-rata portion of such available distributions.

Redemption Rights

Our limited liability company agreement provides that, except as set forth below, each holder of common units as of June 30, 2005 will have the right to require us to redeem all or, if so elected by the holder, a portion, of his or her units no later than June 30, 2007. The redemption price for each common unit will be calculated by dividing the value of our assets as of June 30, 2005 by the total number of common units outstanding, subject to adjustment as set forth in our limited liability company agreement. If a sufficient number of common unit holders exercise their right to have their units redeemed, the continued operation of JCM Partners beyond June 30, 2007 may not be reasonably feasible. Accordingly, our limited liability company agreement requires the board of managers to meet no later than June 30, 2006 to determine whether JCM Partners should continue operations beyond June 30, 2007. If the board of managers determines in its sole discretion that the company’s operations should not continue beyond June 30, 2007, then we must inform all owners of common units of this decision within 30 days after June 30, 2006 and the following will occur:

•	the common unit holders’ rights to be redeemed as described above on June 30, 2007 will become null and void;

•	all of JCM Partners’s properties will be sold as soon as practicable, but in no event later than June 30, 2007; and

•	all owners of common units will receive the liquidation distributions to which they are entitled under our limited liability company agreement.

Recent Sales of Unregistered Securities

We did not sell any equity securities that were not registered under the Securities Act of 1933, as amended, during the year ended December 31, 2002.

Item 6.     Selected Financial Data

We were organized as a Delaware limited liability company on May 15, 2000 and commenced operations as JCM Partners, LLC, the successor company to the IRM entities, on June 30, 2000.

The following table sets forth selected financial data for JCM Partners (a) for the years ended December 31, 2002 and 2001 and for the six month period ended December 31, 2000 and (b) as of December 31, 2002, 2001 and 2000.

	Year Ended	Year Ended	Six Months Ended
	December 31, 2002	December 31, 2001	December 31, 2000

Rental revenue	$53,055,531	$49,809,459	$23,397,831
Net income	$562,920	$1,068,103	$167,795
Net income per unit	$0.01	$0.01	$0.00
Distributions to unit holders	$6,572,892	$2,584,870	$0

	December 31, 2002		December 31, 2001	December 31, 2000

Total assets	$269,443,343		$274,444,850	$271,154,585
Total long-term debt	$185,768,625		$179,701,686	$163,153,082
Mandatory distributions payable to Redeemable common unit holders	$0	(A)	$17,449,769	$0
Redeemable preferred units	0		0	12,067,539
Redeemable common units	83,519,494	(B)	90,152,151	0

(A)	Pursuant to an amendment to our LLC Agreement approved by our Members on May 22, 2002, we are required under the terms of our LLC Agreement to pay mandatory monthly distributions to our common unit holders in an amount equal to 1/12 of $0.0775 per unit. However, since this distribution is not required to be paid upon our dissolution, change of control, merger or consolidation, it is not reflected as a liability in the above table.

(B)	Excludes common units owned by our wholly-owned subsidiary.

The following table sets forth selected financial data for the properties owned by the IRM entities for the period from January 1, 2000 to June 29, 2000 and for the years ended December 31, 1999 and 1998.

	Period from
	January 1,	Year Ended	Year Ended
	2000 to	December 31,	December 31,
	June 29, 2000	1999	1998

Rental revenue	$21,221,841	$40,038,261	$36,467,497
Direct operating expenses:
Operating and maintenance	7,041,143	11,019,924	8,159,394
Real estate taxes and insurance	1,712,210	2,916,950	3,031,597
Utilities	1,822,209	3,279,110	3,109,478

Total direct operating expenses	10,575,562	17,215,984	14,300,469

Rental revenue in excess of direct operating expenses	$10,646,279	$22,822,277	$22,167,028

Basis of Presentation of IRM Entities’ Operations

The foregoing combined statement of operations data presents operating results of the properties owned by the IRM entities for the period from January 1, 2000 to June 29, 2000 and the years ended December 31, 1999 and 1998. This data was prepared pursuant to SEC Regulation S-X, Rule 3-14, “Special instructions for real estate operations to be acquired.” Accordingly, the presentation excludes certain items not comparable to the future operations of the property, such as mortgage interest, leasehold rental, depreciation and corporate expenses.

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

We adopted “fresh start” accounting rules as of June 30, 2000. As a result, our financial results during the six months ended December 31, 2000 serve as benchmark data for future comparisons, but generally are not comparable to prior periods.

Because we commenced operations on June 30, 2000, there is no corresponding period in 2000 for comparison to the year ended December 31, 2001.

Overview

Total revenues increased 7% year-over-year for the year ended December 31, 2002. Occupancy in our apartment communities remained relatively stable, though we are seeing some softening in the sub-market areas closest to San Francisco where the slowdown in the technology sector has had a negative impact on rental prices. During the year, overall occupancy improved in our commercial properties, primarily at our light industrial buildings located in Napa, California.

The Company believes it has made extensive progress in our expanded apartment rehabilitation and deferred maintenance programs. We believe these efforts are essential to realizing the full income potential of our properties. In 2002, $4,434,000 was expensed for these rehabilitation and deferred maintenance items. This is an increase of $1,365,000 over 2001.

These increases in expenditures to improve our properties, coupled with substantial increases in insurance costs, resulted in a decrease to our net income for the year ended December 31, 2002 in comparison to the year ended 2001.

Critical Accounting Policies

The accompanying discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (US GAAP). The preparation of these financial statements requires management to make estimates and judgments that affect the reported amount of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We base our estimates and judgments on historical experience and on various other assumptions that we believe are reasonable under the circumstances. However, future events are subject to change and the best estimates and judgments routinely require adjustment.

We believe the following critical accounting policies, in addition to those described in Note 2 to our financial statements (beginning on page F-4 of this filing), affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Depreciation of Properties

Our rental properties are carried at reorganization value plus improvements less accumulated depreciation. Depreciation is calculated using the straight-line method. The estimated useful lives for the properties range from 20 to 40 years for buildings and from 5 to 15 years for improvements.

Rental Income Recognition

Our apartment communities are generally leased under operating leases with terms of six months. Rental income is recognized according to the terms of the underlying leases, which approximates the revenue which would be recognized if recognized evenly over the lease term. Rental revenue on our commercial properties is recognized over the term of the related lease.

Capital Expenditures

We capitalize those expenditures related to acquiring new assets, materially enhancing the value of an existing asset, or substantially extending the useful life of an existing asset. Expenditures necessary to maintain an existing property in ordinary operating condition are expensed as incurred.

Asset Impairments

The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the expected undiscounted cash flows expected to be generated by those assets are less than the related carrying amounts. If a rental property is determined to be impaired, the impairment would be measured based upon the excess of the asset’s carrying value over the fair value. The Company reports assets to be disposed of at the lower of carrying amount or fair value less cost to sell.

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

	Year ended December 31,

	2002	2001

Net income(loss)	$562,920	$1,068,103
(Deduct)/Add
(Gain)/Loss On Disposal of Assets:	3,697	(5,183)
Add loss on early extinguishment of debt:	1,220,875	594,543
Add depreciation and amortization:
Real property	8,495,180	8,112,579
Capitalized leasing expenses	88,516	62,168

Funds from operations	$10,371,188	$9,832,210

Funds from operations per unit	$0.12	$0.10

Weighted average units	85,861,010	94,951,736

For the year ended December 31, 2002, FFO was $10,371,000 as compared to $9,832,000 for the year ended December 31, 2001, an increase of approximately 5% or $539,000. The increase was offset by a decrease in net income of $505,000 which was primarily due to substantial increases in insurance costs, a one time adjustment to real estate taxes in 2001, targeted increased expenditures in our apartment rehabilitation program and deferred maintenance projects and increased interest expense due to higher principal balances as a result of the refinancing of certain properties. These increased expenses were partially offset by lower utility costs, lower general and administrative expenses and an increase in rental revenue.

Property Occupancy

The table below sets forth the overall weighted average occupancy levels for our properties, by type of property, at December 31 for the last three years. The weighted average occupancy is calculated by multiplying the occupancy of each property by its square footage and dividing by the total square footage in the portfolio.

	Occupancy at December 31,

Property Type	2002	2001	2000

Apartment Communities	95.7%	94.6%	96.2%
Commercial Properties	88.3%	82.0%	88.1%

The overall weighted average occupancy level for our entire property portfolio as of December 31, 2002 was 94.3%, compared to 92.2% at December 31, 2001, and 94.6% at December 31, 2000.

Although we experienced a 32% drop in rental inquiries in 2002, occupancy at our apartment communities has remained relatively stable. We believe this stability has been a result of a successful cross marketing program, resident referral program and increased concessions. However, we continue to see soft demand in our markets closest to the San Francisco Bay Area due to the technology industry slowdown, resulting in lower occupancy rates than the rest of our portfolio.

Improved occupancy at our commercial properties has been attributable to the leasing of recent space primarily at our light industrial buildings located in Napa, California. As of March 1, 2003, occupancy is 79% primarily due to the vacating of three tenants in January 2003 from our San Francisco and Concord office buildings. Two of the tenants were on month to month tenancy. The third tenant, on lease through July 31, 2007, owes rent from February 1, 2003 and we are pursuing collection of the rent owed.

Market conditions for leased space in commercial buildings have weakened considerably in the San Francisco Bay Area. General economic decline and job loss in the technology industry have reduced demand for commercial buildings in most San Francisco Bay Area sub-markets. Vacancy rates have gone up and rents have stabilized and come down from the peaks reached in early 2000.

Our future occupancy rates will be subject to numerous factors, many of which are outside of our control. The year 2003 will be challenging on the leasing front. The overall slowdown of the California economy and other factors are impacting our sub-markets. Forecasts in trade journals and marketing reports indicate a relatively stable and flat year for rents with optimism for a pick up in the last quarter of 2003 to early 2004. A large unknown factor for our portfolio will be how California’s large budget deficit will impact local economies as funding cuts roll downward. Consumers are carefully considering how much they are willing to spend on housing, which is putting pressure on rents. In addition, low mortgage rates are enabling more renters to purchase homes. The number of rent inquiries is decreasing and qualified potential residents continue to be difficult to find. Our market surveys indicate vacancies have increased at our competitors and a number of competitors have decreased asking rents, as we have done at some selected properties. Many of our competitors give rent concessions and we give them as well at selected properties. Accordingly, there can be no assurance that our future occupancy or rental rates will not be significantly less than our occupancy and rental rates at December 2002.

Year Ended December 31, 2002 Compared to 2001

Revenue

Total rental revenue for the year ended December 31, 2002 was $53,056,000, up approximately 7% from $49,809,000 for the year ended December 31, 2001.

During the year ended December 31, 2002, our apartment communities generated $47,822,000 of rental revenue, up approximately 4% from $45,890,000 for the year ended December 31, 2001. The increase is primarily attributable to the increases in rental rates.

During the year ended December 31, 2002, our commercial properties generated $5,233,000 of rental revenue, up approximately 34% from $3,919,000 for the year ended December 31, 2001. The increase is attributable to the increases in rental rates, increases in occupancy rates and receipt of funds from a note secured by farm land which had been written off as uncollectable in 2001.

During the year ended December 31, 2002, rental rates for our apartment communities and commercial properties on a combined basis increased by 3.4%, reflecting our strategy of seeking to increase cash flow through rent increases. In 2001 and 2000, the increases were 9.6% and 11.8% on a full-year basis, respectively.

At December 31, 2002, the average monthly rental rate per square foot of our apartment communities was $1.03 compared to $0.99 at December 31, 2001 and $0.91 at December 31, 2000.

At December 31, 2002, the average monthly rental rate per square foot of our commercial properties was $1.27 compared to $1.21 at December 31, 2001 and $1.11 at December 31, 2000.

Our ability to continue to increase rental rates will materially depend on the changes in the real estate market and on general economic conditions in the areas in which we own properties. We expect that there will be rental rate increases at some, though not all, of our properties based on current sub-market conditions.

Expenses

Total expenses. Our total expenses were $52,853,000 for the year ended December 31, 2002, an increase of 8% over 2001 when our total expenses were $49,078,000. This change was primarily due to increases in operating and maintenance costs, real estate taxes and insurance, and loss on early extinguishments of debt in the year ended December 31, 2002.

Interest expense. In the year ended December 31, 2002, interest expense was $13,674,000, or 3% higher than in the year ended December 31, 2001, when interest expense was $13,314,000. The increase was attributable to an increase in mortgages payable as a result of refinancing of certain mortgage loans during the year ended December 31, 2002, partially offset by the lower rates obtained on the new loans.

Operating and maintenance expenses. During the year ended December 31, 2002, operating and maintenance expenses were $16,613,000, an increase of approximately 13% over the year ended December 31, 2001 when operating and maintenance expenses were $14,646,000. The increase was primarily attributable to the increased expenditures for our ongoing apartment rehabilitation program, additional expenditures on deferred maintenance projects and increased advertising costs due to competitive leasing market conditions. During 2002, $1,757,000 was expended for dry-rot repairs and decking replacement, $460,000 for exterior painting, $346,000 for landscaping improvements and $97,000 for asphalt repairs and resealing. Approximately $1,493,000 of the expenses was used for lender required repairs related to the refinancing of certain mortgage loans.

Depreciation and amortization expenses. During the year ended December 31, 2002, depreciation and amortization expenses were $8,853,000, up 6% from the year ended December 31, 2001 when depreciation and amortization expenses were $8,363,000. This increase was primarily attributable to an increase in real estate investments due to capitalization of property improvements and capitalized loan fees from the refinance of mortgage loans.

General and administrative expenses. General and administrative expenses were $3,422,000 for the year ended December 31, 2002, compared to $4,452,000 in 2001, a 23% decrease. The decrease was primarily due to lower bad debt expense of $450,000 and lower legal and accounting fees associated with higher than normal fees for the first full year start up costs for the Company.

Real estate taxes and insurance expenses. In the year ended December 31, 2002, real estate taxes and insurance expenses were $5,200,000, an increase of approximately 43% over 2001 when real estate taxes and insurance expenses were $3,629,000. This increase is mainly attributable to the significant increase in insurance costs of approximately $1,098,000 due to general insurance industry conditions which were intensified by the events of September 11, 2001. Real estate property taxes increased as a result of changes in estimates of the effect of the new property tax assessments resulting from our reorganization in 2000. In anticipation of an increase in tax expense due to the possible reassessment for the tax year 2000-2001, we recorded additional estimated expense in 2000 and in the first quarter of 2001 to cover any increases. When the increased assessment did not occur, we recorded a downward adjustment in May 2001 of approximately $435,000 to reflect the actual tax expense incurred. Excluding the adjustments, real estate tax expense for the year ended December 31, 2001 was approximately $3,028,000 compared to $3,067,000 for the same period in 2002.

Utility expenses. Utility expenses were $3,870,000 for the year ended December 31, 2002, a decrease of approximately 5% from 2001, when utilities expense was $4,080,000. The decrease was primarily attributable to lower overall energy costs in California from the peak levels reached in 2001.

Loss on early extinguishment of debt. During the year ended December 31, 2002, we recorded a loss of $1,221,000 to reflect pre-payment premiums of $745,000 related to early prepayment of mortgages and the write-off of deferred loan costs of $476,000 related to retired debt in 2002 in connection with the refinancing of certain of our mortgages. This compares to 2001’s loss of $594,000 to reflect the write-off of deferred loan costs related to debt which was retired in 2001.

Net income. During the year ended December 31, 2002, net income was $563,000 compared to $1,068,000 for the prior year, a decrease of approximately 47%. This change was primarily due to substantial increases in insurance costs, the one-time adjustment to real estate taxes in 2001 described above, targeted increased expenditures in our apartment rehabilitation program and deferred maintenance projects including $1,493,000 of lender required repairs related to the refinancing of certain mortgages and increased interest expense due to higher principal balances as a result of the refinancing of certain properties. These increased expenses were partially offset by lower utility costs, lower general and administrative expenses and an increase in rental revenue.

Effects of Inflation on Operations

We believe that the direct effects of inflation on our operations have been inconsequential.

Distributions to Unit Holders

          2002

We made the following cash distributions to our unit holders in the year ended 2002: $413,000 in each of January, February, March, April and May; $582,000 in each of June, July, August, September, October and November; and $600,000 in December. In addition, during April 2002 we paid to the California Franchise Tax Board $125,000 on behalf of our non-California unit holders who had been allocated income deemed taxable by the State of California and made a distribution of $614,000 to our members who were not required to make a California tax deposit. This special distribution in April 2002 and the payments to the California Franchise Tax Board was intended to offset certain state income tax liabilities incurred by our members in 2002 due to their ownership of JCM Partners’ common units. All of the distributions in 2002 were made from cash from operations.

          2001

We made the following cash distributions to our unit holders in the year ended 2001: $260,000 in February, $1,878,000 in November, and $413,000 in December. In addition, we paid to the California Franchise Tax Board $33,000 on behalf of some our unit holders during the year ended December 31, 2001. The distribution in February and the payments to the California Franchise Tax Board were made from our cash from operations and were intended to offset certain federal and/or state income tax liabilities incurred by our members in 2000 due to their ownership of JCM Partners’ units. The distributions in November and December were made from cash from operations.

Six Months Ended December 31, 2001 Compared to Six Months Ended December 31, 2000

Revenue

Total rental revenue for the six months ended December 31, 2001 was $25,847,000, up approximately 10.5% from $23,398,000 for the six months ended December 31, 2000.

During the six months ended December 31, 2001, rental revenue generated by our apartment communities was $23,858,000, up approximately 11.1% from $21,478,000 for the six months ended December 31, 2000. The increase is primarily attributable to the increases in rental rates.

During the six months ended December 31, 2001, rental revenue generated by our commercial properties was $1,989,000, up approximately 3.6% from $1,919,000 in the six months ended December 31, 2000. The increase is primarily attributable to the increases in rental rates, partially offset by the decrease in occupancy rates.

Expenses

Total expenses. Our total expenses were $26,664,000 for the six months ended December 31, 2001, as compared to $23,414,000 for the six months ended December 31, 2000, an increase of approximately 13.9%. The increase was due to significant increases in operating and maintenance costs, general and administrative expense, and somewhat smaller increases in utilities, depreciation, and real estate taxes in the six months ended December 31, 2001.

Interest expense. In the six months ended December 31, 2001, interest expense was $6,819,000, down from $6,827,000 for the six months ended December 31, 2000, a decrease of approximately 0.1%. The decrease was attributable to a decline in interest rates on our variable interest rate loans and the lower fixed rate on the refinanced mortgage loans, partially offset by the increase in mortgages’ payable as a result of refinancing certain mortgage loans during the six months ended December 31, 2001.

Operating and maintenance expenses. During the six months ended December 31, 2001, operating and maintenance expenses were $8,834,000, up from $6,379,000 for the six months ended December 31, 2000, an increase of approximately 38.5%. The increase was primarily attributable to the increased expenditures for our ongoing apartment rehabilitation program, additional expenditures on deferred maintenance projects, additional hiring to fill vacant positions, increases in staff wages, increased costs for services provided by vendors and increased advertising costs due to competitive leasing market conditions.

Depreciation and amortization expenses. During the six months ended December 31, 2001, depreciation and amortization expenses were $4,252,000, as compared to $4,072,000 for the six months ended December 31, 2000, an increase of approximately 4.4%. This increase was primarily attributable to the increase in real estate investments due to capitalization of property improvements.

General and administrative expenses. General and administrative expenses were $2,515,000 for the six months ended December 31, 2001, up from $2,380,000 for the six months ended December 31, 2000, a 5.7% increase. The increase was primarily due to higher legal and outside service costs.

Real estate taxes and insurance expenses. In the six months ended December 31, 2001, real estate taxes and insurance expenses were $2,221,000, up from $1,914,000 for the six months ended December 31, 2000, an increase of approximately 16.0%. The increase was primarily due to higher insurance costs.

Utility expenses. Utility expenses were $2,022,000 for the six months ended December 31, 2001, as compared to $1,842,000 for the six months ended December 31, 2000, an increase of approximately 9.8%. The increase was primarily attributable to higher energy costs in California.

Liquidity and Capital Resources

As of December 31, 2002, our short-term liquidity needs included normal operating requirements, ongoing capital improvements, monthly principal amortization of our debt, repurchase of common units and certain mandatory distributions required to be made to our common unit holders, as described at “Item 5 — Market for Registrant’s Common Equity and Related Security Holder Matters — Distributions Required by Our LLC Agreement.” We expect to meet these requirements through net cash provided by operations. However, if needed, we may refinance certain mortgage obligations. We do not expect that rent increases upon tenant turnover and lease expirations, subject to market and general economic conditions, will have a significant impact on our short-term liquidity.

In 2002, through a wholly-owned subsidiary, we repurchased 6,632,657 common units for an aggregate price of $5,655,000. From January 1, 2003 through March 31, 2003, through our wholly-owned subsidiary, we repurchased an additional 268,646 redeemable common units for an aggregate price of $277,000. As of March 31, 2003, our wholly-owned subsidiary owned 6,901,303 common units.

Our long-term liquidity requirements include scheduled debt maturities, significant capital improvements and certain mandatory distributions required to be made to our common unit holders, as described at “Item 5 — Market for Registrant’s Common Equity and Related Security Holder Matters – Distributions Required by Our LLC Agreement.” We anticipate that cash flows from operations, including the effects of any rent increases, will not be sufficient to meet some of these long-term requirements, such as remaining balances due at loan maturities, and that it may be necessary for us to refinance the mortgages on certain of our properties. There can be no assurance that we will be able to refinance on terms advantageous to JCM Partners, however, especially if interest rates rise in the future.

As described at “Item 5 — Market for Registrant’s Common Equity and Related Security Holder Matters — Redemption Rights,” our common unit holders will have the right to require us to redeem some or all of their common units in June 2007. In order to fund those redemptions, we will use cash from operations, loan refinancing proceeds, other capital sources and, if necessary, we may be required to liquidate some or all of our assets.

At December 31, 2002, we had unrestricted cash totaling $14,898,000, compared to $14,248,000 at December 31, 2001. This increase is primarily attributable to cash provided by operations of $10,866,000, offset by cash used in investing activities of $2,990,000 and cash used in financing activities of $7,227,000.

The terms of certain of our mortgages require impound accounts for the payment of insurance, property taxes, replacement reserves and lender holdbacks on proceeds from new mortgages for immediate repair improvements, in addition to the scheduled principal and interest payments on the debt. We classify these impound accounts as restricted cash on our balance sheet. Restricted cash for holdbacks, which total approximately $953,000 at December 31, 2002, will become unrestricted when repair improvements are completed. At December 31, 2002, our restricted cash totaled $2,331,000 compared to $2,722,000 at December 31, 2001.

Net cash provided by operating activities during the year ended December 31, 2002 was $10,866,000, which reflects net income of $563,000, non-cash depreciation charges of $8,853,000, a non-cash loss for early extinguishment of debt in the amount of $1,221,000 and the net effect of changes in operating assets and liabilities of $229,000.

Net cash used in investing activities consisted of improvements to real estate investments of $3,253,000 as part of our asset rehabilitation program, an increase of $1,244,000 over 2001, offset by proceeds from the disposal of assets of $263,000.

Net cash used in financing activities was $7,227,000. This consisted of proceeds received from the refinance of certain mortgage loans of $22,319,000 and the uses were as follows: repurchases of common units in the amount of $5,655,000, principal payments on mortgage notes of $1,968,000, early payoff of five mortgage notes totaling approximately $14,284,000, net deferred financing costs and prepayment penalties totaling approximately $802,000, distributions to common unit holders in the amount of $6,573,000 and change in other assets of $263,000.

We capitalize those expenditures related to acquiring new assets, materially enhancing the value of an existing asset, or substantially extending the useful life of an existing asset. Expenditures necessary to maintain an existing property in ordinary operating condition are expensed as incurred.

We have made significant progress in our upgrade program, which is part of JCM’s strategic plan to improve the overall quality of our real estate portfolio. This program involves recurring expenditures, such as floor coverings, HVAC equipment, roofs, appliances, landscaping, siding and parking lots, and non-recurring expenditures, such as gating and access systems, the addition of washer-dryers, interior upgrades and fitness centers.

Our long-term debt consists of 48 real estate mortgages totaling $185,769,000 as of December 31, 2002. Each of the mortgages is individually secured by one of 47 properties with two mortgages secured by the same property. This debt generally requires monthly payments of principal and interest. As of December 31, 2002, the weighted average interest rate on our real estate mortgages was 6.57% compared to 7.48% at the same time last year.

At year end 2001, our long term debt consisted of 53 real estate mortgages totaling $179,702,000. During 2002, we completed the refinancing of 22 loans for a total of $83,628,000 of primarily fixed rate, partially amortizing mortgage loans payable with a weighted average interest rate of 5.96%. The balance of the mortgage loans retired was $61,308,000 with a weighted average interest rate of 7.63%. We received net proceeds, including funds held by the lender for required repairs, of $22,319,000 from the issuance of the new mortgage loans. The proceeds were used for: (1) payoff of 5 mortgage notes totaling $14,283,000 with a weighted average interest rate of 8.50%, (2) lender required repairs of $1,840,000, (3) net deferred financing costs of $57,000, (4) prepayment costs on mortgage payoffs of $745,000 and (5) the repurchase of common units.

Subsequent to December 31, 2002, we completed the refinancing of 3 loans for a total of $19,500,000 of 5.21% fixed rate, seven year, partially amortizing mortgage loans using some of the proceeds to pay off another loan. The balance of the mortgage loans retired was $14,612,000 with a weighted average interest rate of 8.41%. We received net proceeds from the issuance of the new mortgage loans including funds held by the lender for required repairs of approximately $4,888,000. We anticipate using the proceeds for loan transactions costs, repurchase of common units and retirement of other loans.

We are subject to the normal risks associated with debt financing, including the risk our cash flow will be insufficient to meet required payments of principal and interest, the risk that indebtedness on our properties, or unsecured indebtedness, will not be able to be renewed, repaid or refinanced when due or that the terms of any renewal or refinancing will not be as favorable as the existing terms of such indebtedness. If we were unable to refinance our indebtedness on acceptable terms, or at all, we might be forced to dispose of one or more of the properties on disadvantageous terms, which might result in losses to us. Such losses could have a material adverse effect on us and our ability to make distributions to our Members and pay amounts due on our debt. Furthermore, if a property is mortgaged to secure payment of indebtedness and we are unable to meet mortgage payments, the mortgage holder could foreclose upon the property, appoint a receiver and receive an assignment of rents and leases or pursue other remedies, all with a consequent loss of our revenues and asset value. Foreclosures could also create taxable income to our Members without accompanying cash proceeds.

Changes in Members’ Equity for the Year Ended December 31, 2002

The following schedule reflects the changes in our members’ equity during 2002 for financial reporting purposes:

Balance, January 1, 2002	$71,353,403
Reclassification of Mandatory Distribution Payable(1) to Member’s Equity	14,176,248
Repurchase of Redeemable Common Units	(5,655,143)
Distributions(1)	(3,299,369)
Net Income	562,920

Balance, December 31, 2002	$77,138,059

(1)	On May 22, 2002, the Members of the Company approved certain amendments to the Company’s Limited Liability Company Agreement. As a result, we were not required to distribute the balance of the mandatory distribution payable in 2002 and 2003. Instead, we are obligated to make monthly mandatory distributions to common unit holders of 1/12 of $0.0775 per unit. We began making these monthly mandatory distributions in July 2002. In connection with the approval of the amendments, we reclassified the liability for the mandatory distributions payable to redeemable common unit holders to members’ equity on May 22, 2002

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

The following table presents information about our debt obligations at December 31, 2002. The table presents principal cash flows and related weighted average interest rate by expected maturity dates.

	2003	2004	2005	2006	2007	Thereafter

Mortgage loans with fixed rates maturing through March 2012(1)	$1,244,259	$1,328,772	$1,419,049	$1,515,757	$2,965,664	$95,738,602
Average interest rate	6.67%	6.67%	6.67%	6.67%	6.67%	6.67%
Mortgage loans with fixed rates that become variable between February 2004 and January 2008, maturing through 2033.(2)	$684,879	$732,022	$782,574	$837,487	$21,652,220	$34,208,652
Average interest rate	6.97%	6.97%	6.97%	6.97%	6.97%	6.97%
Mortgage loans with variable rates maturing through 2031(3)	$445,433	$456,420	$468,791	$481,140	$8,394,620	$12,412,287
Average interest rate(3)	6.67%	6.67%	6.67%	6.67%	6.67%	6.67%

(1)	Twenty-six loans with rates ranging from 5.68% to 7.75%.

(2)	Four loans with rates ranging from 8.28% to 8.69% that increase to between 8.78% to 9.48% at stated dates between February and June 2004; and seven loans with rates ranging from 4.95% to 7.38% that become variable between July 2004 and January 2008.

(3)	Twelve loans with rates from 3.34% to 10.50% at December 31, 2002.

Item 8.     Financial Statements and Supplementary Data

JCM PARTNERS, LLC

TABLE OF CONTENTS

Page
INDEPENDENT AUDITORS’ REPORT	F-1
FINANCIAL STATEMENTS:
Consolidated Balance Sheets as of December 31, 2002 and December 31, 2001	F-2
Consolidated Statements of Operations for the Years Ended December 31, 2002 and December 31, 2001 and for the Period from June 30, 2000 (Inception) to December 31, 2000	F-3
Consolidated Statements of Changes in Members’ Equity for the Years Ended December 31, 2002 and December 31, 2001 and for the Period from June 30, 2000 (Inception) to December 31, 2000	F-4
Consolidated Statements of Cash Flows for the Years Ended December 31, 2002 and December 31, 2001 and for the period from June 30, 2000 (Inception) to December 31, 2000	F-5
Notes to Consolidated Financial Statements	F-6
FINANCIAL STATEMENT SCHEDULES:
Schedule III — Real Estate and Accumulated Depreciation	F-14

INDEPENDENT AUDITORS’ REPORT

To the Board of Managers of JCM Partners, LLC:

We have audited the accompanying consolidated balance sheets of JCM Partners, LLC and its subsidiaries (the “Company”), as of December 31, 2002 and 2001, and the related consolidated statements of operations, members’ equity and cash flows for the years ended December 31, 2002 and December 31, 2001 and for the period from June 30, 2000 (Inception) to December 31, 2000. Our audits also include the consolidated financial statement schedule listed in the foregoing table of contents. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of JCM Partners, LLC and its subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for the years ended December 31, 2002 and December 31, 2001 and for the period from June 30, 2000 (Inception) to December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

February 21, 2003

Deloitte & Touche LLP

Sacramento, California

JCM PARTNERS, LLC

CONSOLIDATED BALANCE SHEETS

	December 31,

	2002	2001

ASSETS
Real estate investments	$247,759,487	253,268,853
Cash	14,898,425	14,248,362
Restricted cash	2,331,448	2,721,560
Rents receivable	177,613	143,884
Prepaid expenses	1,176,956	324,048
Deferred costs, net	2,131,449	2,775,895
Other assets	967,965	962,247

TOTAL ASSETS	$269,443,343	$274,444,850

LIABILITIES AND MEMBERS’ EQUITY
LIABILITIES:
Mortgages payable	$185,768,625	$179,701,686
Tenants’ security deposits	2,847,021	2,665,163
Accounts payable and accrued expenses	2,641,886	2,048,514
Accrued interest	907,686	1,115,160
Unearned rental revenue	140,066	109,614
Accrued real estate taxes	—	1,542
Mandatory distribution payable to redeemable common unit holders (See Note 6)	—	17,449,769

Total liabilities	192,305,284	203,091,448

MEMBERS’ EQUITY
Redeemable common units, $1 par value, 300,000,000, and 125,000,000 units authorized; 83,519,494 and 90,152,151, outstanding at December 31, 2002 and 2001, respectively	75,632,713	70,410,977
Retained earnings	1,505,346	942,426

Total Members’ Equity	77,138,059	71,353,403

TOTAL LIABILITIES AND MEMBERS’ EQUITY	$269,443,343	$274,444,850

See notes to consolidated financial statements.

JCM PARTNERS, LLC

CONSOLIDATED STATEMENTS OF OPERATIONS

			Period from
			June 30, 2000
	Year Ended	Year Ended	(Inception) to
	December 31,	December 31,	December 31,
	2002	2001	2000

REVENUES:
Rental	$53,055,531	$49,809,459	$23,397,831
Interest	360,624	336,983	183,686

Total revenues	53,416,155	50,146,442	23,581,517

OPERATING EXPENSES:
Interest expense	13,674,175	13,314,059	6,827,294
Operating and maintenance	16,613,108	14,645,903	6,378,529
Depreciation and amortization	8,852,620	8,362,834	4,072,488
General and administrative	3,421,847	4,452,028	2,379,563
Real estate taxes and insurance	5,200,308	3,628,893	1,914,166
Utilities	3,870,303	4,080,079	1,841,681
Loss on early extinguishment of debt	1,220,874	594,543	—

Total expenses	52,853,235	49,078,339	23,413,722

NET INCOME	$562,920	$1,068,103	$167,795

EARNINGS PER UNIT — Basic and diluted	$0.01	$0.01	$0.00

WEIGHTED AVERAGE UNITS
Basic and diluted	85,861,010	94,951,736	104,960,231

See notes to consolidated financial statements.

JCM PARTNERS, LLC

CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY

	Preferred Units		Redeemable Common Units
					Retained
	Units	Amount	Units	Amount	Earnings	Total

ISSUANCE OF UNITS ON JUNE 30, 2000 (INCEPTION)	15,067,539	$15,067,539	90,152,151	$90,152,151		$105,219,690
Redemption of preferred units	(3,000,000)	(3,000,000)				(3,000,000)
Net income					$167,795	167,795

BALANCE, DECEMBER 31, 2000	12,067,539	12,067,539	90,152,151	90,152,151	167,795	102,387,485

Redemption of preferred units	(12,067,539)	(12,067,539)				(12,067,539)
Distribution					(293,472)	(293,472)
Reclassification of redeemable common units to mandatory distribution payable				(19,741,174)		(19,741,174)
Net income					1,068,103	1,068,103

BALANCE, DECEMBER 31, 2001	—	$—	90,152,151	$70,410,977	$942,426	$71,353,403

Reclassification of mandatory distribution payable to redeemable common units				14,176,248		14,176,248
Distributions				(3,299,369)		(3,299,369)
Repurchase of redeemable common units			(6,632,657)	(5,655,143)		(5,655,143)
Net income					562,920	562,920

BALANCE, DECEMBER 31, 2002	—	$—	83,519,494	$75,632,713	$1,505,346	$77,138,059

See notes to consolidated financial statements.

JCM PARTNERS, LLC

CONSOLIDATED STATEMENT OF CASH FLOWS

			Period from
			June 30, 2000
	Year Ended	Year Ended	(Inception) to
	December 31,	December 31,	December 31,
	2002	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$562,920	$1,068,103	$167,795
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,852,620	8,360,869	4,072,488
Loss on early extinguishment of debt	1,220,875	594,543	—
(Gain) loss on disposal of assets	3,697	(5,183)
Effect of changes in:
Restricted cash	390,112	(939,933)	(218,747)
Rent receivables	(33,728)	7,869	(38,307)
Prepaid expenses	(852,908)	(22,846)	(180,530)
Deferred costs	(77,291)	(87,319)	(8,178)
Accounts payable and accrued expenses	591,830	526,738	(373,532)
Accrued interest	(207,474)	(23,673)	347,792
Accrued real estate taxes	—	(235,245)	236,787
Unearned rental revenue	30,453	(147,177)	7,321
Change in other assets	203,230	130,358	96,085
Tenants’ security deposits	181,858	205,331	224,643

Net cash provided by operating activities	10,866,194	9,432,435	4,333,617

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to real estate investments	(3,252,776)	(2,008,933)	(1,043,437)
Proceeds from disposal of assets	263,265	234,360	—

Net cash used in investing activities	(2,989,511)	(1,774,573)	(1,043,437)

CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption of preferred units	—	(12,067,539)	(3,000,000)
Repurchase of redeemable common units	(5,655,143)	—	—
Payments on mortgages payable	(1,968,327)	(1,748,160)	(695,565)
Payoff of mortgage loans	(14,283,911)	—	—
Deferred financing costs	(57,322)	(1,829,093)	(39,415)
Prepayment penalties on loan payoffs	(744,994)	—	—
Proceeds of notes payable to related parties	—	1,250,000	—
Repayment of notes payable to related parties	—	(1,250,000)	—
Net proceeds from refinance of mortgages payable	22,319,177	18,296,764	—
Distributions to unit holders	(6,572,892)	(2,584,870)	—
Change in other assets	(263,208)	(637,674)	—

Net cash used in financing activities	(7,226,620)	(570,572)	(3,734,980)

NET INCREASE (DECREASE) IN CASH	650,063	7,087,290	(444,800)
CASH, beginning of period	14,248,362	7,161,072	7,605,872

CASH, end of period	$14,898,425	$14,248,362	$7,161,072

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION — Cash paid during the period for interest	$13,881,650	$13,337,733	$6,479,502

See notes to consolidated financial statements.

JCM PARTNERS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR
YEARS ENDED DECEMBER 31, 2002 AND DECEMBER 31, 2001,
AND FROM THE PERIOD JUNE 30, 2000 (INCEPTION) TO
DECEMBER 31, 2000

1.     FORMATION AND DESCRIPTION OF BUSINESS

JCM Partners, LLC (the “Company”), a Delaware limited liability company, was organized on May 15, 2000. The Company is the reorganized entity which emerged from the bankruptcy proceedings in the United States Bankruptcy Court for the Eastern District of California of IRM Corporation et al. (“the IRM entities”). Pursuant to a plan of reorganization confirmed on June 5, 2000 (the “Plan”), all assets of the IRM entities were vested in the Company. The Company commenced operations on June 30, 2000 pursuant to the confirmation order and the plan of reorganization.

The Company owns, operates and manages forty-six apartment complexes and eight commercial income properties. The Company also owns one parcel of land which is available for development. All of the properties are located in northern California. The Company holds its real estate assets through 55 wholly-owned subsidiaries, each of which is a single-asset limited liability company.

2.     SIGNIFICANT ACCOUNTING POLICIES

Fresh Start Accounting — In accounting for the effects of the reorganization, the Company implemented fresh start accounting in accordance with AICPA Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code.” Accordingly, all of the Company’s assets and liabilities were restated to reflect their reorganization value, which approximated fair value at the date of the reorganization, June 30, 2000.

Basis of Consolidation — The financial statements include the accounts of the Company and its subsidiaries on a consolidated basis. All significant intercompany balances have been eliminated in consolidation.

Restricted Cash consists of lender impound accounts (see Note 5).

Real Estate Investments consist principally of rental properties which are carried at reorganization value plus improvements less accumulated depreciation, which is calculated using the straight-line method. The estimated useful lives for the properties range from 20 to 40 years for buildings and from 5 to 15 years for improvements.

The estimated fair value of the properties as of the date of reorganization was determined based on appraisal reports prepared by independent M.A.I. (“Member of the Appraisal Institute”) appraisers. Determination of estimated fair values involves subjective judgment because the actual fair value of the real estate can be determined only by negotiation between the parties in a sales transaction.

The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the expected undiscounted cash flows expected to be generated by those assets are less than the related carrying amounts. If a rental property is determined to be impaired, the impairment would be measured based upon the excess of the asset’s carrying value over the fair value. The Company reports assets to be disposed of at the lower of carrying amount or fair value less cost to sell. No impairment losses have been reflected in the accompanying statements of operations.

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

Other Assets consist primarily of refundable deposits in connection with debt refinancings in process at year-end, other deposits and other receivables.

Rents Receivable are carried net of any allowance for uncollectible amounts.

Rental Income Recognition — Apartment communities are generally leased under operating leases with terms of six months. Rental income is recognized according to the terms of the underlying leases, which approximates the revenue which would be recognized if recognized evenly over the lease term. Rental revenue on commercial properties is recognized over the term of the related lease.

Use of Estimates — The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Income Taxes — Federal and state income taxes are the responsibility of the members. Accordingly, no provision for federal and state income taxes is included in the Company’s financial statements.

Segment Reporting — The Company has two reportable operating segments: residential real estate and commercial real estate. Residential real estate includes the Company’s 46 apartment communities. Commercial real estate includes the Company’s eight commercial properties and land held for development (See Note 10).

New Accounting Standards — In June 2001, the Financial Accounting Standards Board approved for issuance Statement of Financial Accounting Standard (SFAS) No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method of accounting and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives will be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will be required to be tested at least annually for impairment. The Company adopted SFAS No. 142 effective January 1, 2002. The adoption of SFAS Nos. 141 and 142 did not have any impact to the Company’s financial statements.

In August 2001, the Financial Accounting Standards Board approved for issuance (SFAS) No. 144, Accounting For The Impairment Or Disposal Of Long-Lived Assets. SFAS No. 144 supersedes SFAS No. 121, Accounting For The Impairment Of Long-Lived Assets And For Long-Lived Assets To Be Disposed Of and the accounting and reporting provisions of Accounting Principles Board (“APB”) Opinion No. 30, Reporting The Results Of Operations – Reporting The Effects Of Disposal Of A Segment Of A Business, And Extraordinary, Unusual and Infrequently Occurring Events And Transactions. SFAS No. 144 unifies the accounting treatment for various types of long-lived assets to be disposed of, and resolves implementation issues related to SFAS No. 121. The Company adopted SFAS No. 144 effective January 1, 2002. The adoption of SFAS No. 144 did not have any effect on the Company’s financial position, results of operations, or cash flows, as the Company had no long-lived assets that were considered impaired or that were disposed of for the year ended December 31, 2002.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including

Certain Costs Incurred in a Restructuring). SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of a company’s commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized. The Company will adopt the provisions of SFAS No. 146 for any restructuring activities initiated after December 31, 2002.

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation assumed under that guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The liability recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company had no such guarantee arrangements for the year ended December 31, 2002

3.     RECLASSIFICATIONS

The amount of redeemable common units as of December 31, 2001 has been reclassified in the Company’s condensed financial statements as a component of members’ equity because redeemable common is the only outstanding class of equity as of December 31, 2002 and December 31, 2001. Such amount had been classified outside of members’ equity in the Company’s previously issued December 31, 2001 financial statements.

In addition, the Company reclassified to operating expenses the loss on early extinguishments of debt in the accompanying 2001 consolidated statements of operations as a result of the Company’s adoption of Statements of Financial Accounting Standards (SFAS) No. 145, Rescission of Financial Accounting Standards Board (FASB) Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. Such amount was classified as an extraordinary loss in the Company’s previously issued 2001 financial statements.

Other reclassifications were made to the 2001 consolidated financial statements to conform to the 2002 presentation.

4.     INVESTMENTS

Real estate investments are comprised of the following at December 31, 2002 and 2001:

	December 31,	December 31,
	2002	2001

Apartment communities	$240,044,886	$237,141,337
Commercial properties	28,212,573	28,154,662

	268,257,459	265,295,999
Less: accumulated depreciation	(20,497,972)	(12,027,147)

	$247,759,487	$253,268,853

5.     TENANT OPERATING LEASES

Minimum future rental revenues to be received on noncancellable tenant operating leases for more than 1 year in effect at December 31, 2002 are as follows:

2003	$3,570,047
2004	2,942,801
2005	2,163,313
2006	1,367,674
2007	695,605
Thereafter	328,710

Total	$11,068,150

6.     MORTGAGES PAYABLE

The Company’s mortgages payable generally require monthly interest and principal payments. The obligations include twenty six fixed rate loans and twenty two variable rate loans which are secured by deeds of trust on the Company’s real estate investments. The Company is required by the terms of certain of the mortgage loans to maintain lender impound accounts for insurance, property taxes, reserves for property improvements and a bond account which are recorded as restricted cash. A summary of the Company’s mortgages payable outstanding is as follows:

	December 31,	December 31,
	2002	2001

Mortgage loans with fixed rates ranging from 5.68% to 7.75% maturing through March 2012	$104,212,102	$57,152,419
Mortgage loans with (4) fixed rates ranging from 8.28% to 8.69% that increase to between 8.78% and 9.48% at stated dates between February and June 2004 and (7) fixed rates ranging 4.95% to 7.38% that become variable between July 2004 and January 2008 maturing through 2033	58,897,833	52,003,842
Mortgage loans with variable rates ranging from 3.34% to 10.5% at December 31, 2002 maturing through 2031	22,658,690	70,545,425

Total	$185,768,625	$179,701,686

Aggregate maturities of mortgage loans payable subsequent to December 31, 2002 are as follows:

2003	$2,374,571
2004	2,517,213
2005	2,670,413
2006	2,834,383
2007	33,012,504
Thereafter	142,359,541

Total	$185,768,625

During the year ended December 31, 2002, the Company completed the refinancing of twenty two loans. The balance of the mortgage loans retired was $61,308,000, and the Company received net proceeds, including funds held by the lender for required repairs, from the issuance of the new mortgage loans of approximately $22,319,000. The Company also paid off five mortgage loans totaling $14,283,000. In connection with the early retirement of the old mortgage loans, the Company recorded a loss on early extinguishments of debt of $1,221,000 in its statement of operations for the year ended December 31, 2002. The loss resulted in primarily from the write-off of debt issuance costs associated with the retired mortgage loans of $476,000 and prepayment penalties of $745,000.

During the year ended December 31, 2001, the Company completed the refinancing of twelve mortgage loans. The balance of the mortgage loans retired was $45,901,000, and the Company received net proceeds, including funds held by the lender for required repairs, from the issuance of the new mortgage loans of approximately $18,297,000. In connection with the early retirement of the old mortgage loans, the Company recorded an extraordinary loss of $595,000 in its statement of operations for the year ended December 31, 2001. The loss resulted in primarily from the write-off of debt issuance costs associated with the retired mortgage loans.

Subsequent to December 31, 2002, the Company completed the refinancing of three mortgage loans using some of the proceeds to pay off another loan. The balance of the mortgage loans retired was $14,612,000 with interest rates of 8.28% to 8.48%, and the Company received net proceeds, including funds held by the lender for required repairs, from the issuance of the new mortgage loans of approximately $4,888,000. All three of the new mortgage loans have fixed interest rates of 5.21% and will mature in 2010.

7.     MEMBERS’ EQUITY

          Repurchase of redeemable common units

In 2002, through a wholly-owned subsidiary, the Company repurchased 6,632,657 redeemable common units for an aggregate price of $5,655,000

During January and February 2003, the Company repurchased 268,646 redeemable common units for an aggregate of $277,000.

          Distributions to Members

If the Company’s Board of Managers declares a distribution of cash from operations, then the members as of the record date are entitled to receive all such distributions which the Board has declared, with each member entitled to receive a pro-rata portion of such available distributions. During the year ended December 31, 2002, the Company made distributions of $6,573,000 to redeemable common unit holders. In addition, during April 2002 the Company paid to the California Franchise Tax Board $125,000 on behalf of our non-California unit holders who had been allocated income deemed taxable by the State of California and made a distribution of $614,000 to members who were not required to make a California tax deposit. The special distribution in April 2002 and the payments to the California Franchise Tax Board were made from cash from operations and were intended to offset certain state income tax liabilities incurred by the Company’s members in 2002 due to their ownership of JCM Partners’ common units. All of the other distributions in 2002 were also made from cash from operations.

On January 17, 2001, the Board of Managers approved a distribution of cash from operations in the aggregate amount of up to $300,000 payable to common and preferred unit holders recorded as of December 31, 2000. This distribution, in the amount of $260,000, was paid on February 28, 2001. In addition, the Company paid $33,000 to the California Franchise Tax Board on behalf of its unit holders.

          Mandatory Distributions to Common Unit Holders

Prior to an amendment approved by the members of the Company on May 22, 2002 as described below, the Company was required by the agreement to make a pro-rata distribution to common unit holders in an amount not less than $20,000,000 on or before June 30, 2003. If the Company failed, for any reason, to distribute cash to common unit holders as provided above, the Company would have had to liquidate properties as quickly as was commercially reasonable so that the Company would have had sufficient liquidity to make the distributions to common unit holders. Notwithstanding the foregoing, no distribu-

tion could be made to any common unit holder pursuant to this paragraph until all preferred units were redeemed and completely liquidated.

At December 31, 2001, the Company’s balance sheet includes a liability for “Mandatory Distribution Payable to Redeemable Common Unit Holders” in the amount of $17,450,000. This balance represents the $20,000,000 mandatory distribution minus $2,550,000 distributed to common unit holders in 2001. This distribution consisted of $259,000 made prior to the redemption of the outstanding preferred units on June 15, 2001 and $2,291,000 subsequent to the redemption of the preferred units. On May 22, 2002, the Members of the Company approved certain amendments to the Company’s Limited Liability Company Agreement. As a result, the Company was not required to distribute the balance of the $20,000,000 mandatory distribution due on or before June 30, 2003. Instead, the Company is required to make monthly distributions to redeemable common unit holders of 1/12 of $0.0775 per unit, or a total of $0.0775 per unit each year, beginning in July 2002 (the “Mandatory Monthly Distributions”). In connection with the approval of the amendments, the Company reclassified the liability for the mandatory distributions payable to redeemable common unit holders in its balance sheet to members’ equity on May 22, 2002. The Mandatory Monthly Distributions may be from cash from operations or cash from sales, or both. If the Company fails, for any reason, to pay any Mandatory Monthly Distribution(s) in a timely manner, the Company must begin liquidating its properties as quickly as commercially reasonable and shall pay the common unit holders interest on any overdue Mandatory Monthly Distributions at the rate of ten percent per year. The Company may cease liquidating its properties once it no longer has any overdue Mandatory Monthly Distributions. The Company made Mandatory Monthly Distributions of $582,000 in each of July, August, September, October, November and December 2002.

          Redemption Rights of Common Unit Holders

Each common unit holder owning common units as of June 30, 2005 will have the right to require the Company to redeem some or all of such member’s common units on June 30, 2007. The redemption price for each common unit will be calculated by dividing the fair market value of the Company’s net assets as of June 30, 2005 by the total number of common units outstanding, subject to adjustment as set forth in the Company’s operating agreement. If a sufficient number of common unit holders exercise their right to have their units redeemed, the continued operation of the Company beyond June 30, 2007 may not be reasonably feasible. Accordingly, the Company’s operating agreement requires the board of managers to meet no later than June 30, 2006 to determine whether the Company should continue operations beyond June 30, 2007. If the board of managers determines in its sole discretion that the Company’s operations should not continue beyond June 30, 2007, then the Company must inform all owners of common units of this decision within 30 days after June 30, 2006 and the following will occur:

•	the common unit holders’ right to be redeemed as described above on June 30, 2007 will become null and void;

•	all of the Company’s properties will be sold as soon as practicable, but in no event later than June 30, 2007; and

•	all owners of common units will receive the liquidation distributions to which they are entitled under the Company’s operating agreement.

8.     RELATED PARTY TRANSACTIONS

In the normal course of business, the Company enters into transactions with related parties on substantially the same terms as comparable transactions with unaffiliated persons. During the years ending December 31, 2002 and December 31, 2001 and for the period from June 30, 2000 to December 31, 2000, the Company paid approximately $122,000, $36,000 and $188,000 respectively, for landscaping and repair services to a company that is owned by a relative of the chief operating officer of JCM Partners, LLC.

The Company entered into a management services agreement, dated as of July 1, 2000, with JCIV, LLC, a California limited liability company of which the Company’s then CEO/ President is the sole member. Pursuant to the terms of the management services agreement, the Company agreed to retain JCIV, LLC through April 30, 2001 for a fee of $42,000 per month. On March 15, 2001, the Company entered into a Transition Services Agreement and Amendment to Management Services Agreement with JCIV, LLC. Pursuant to this agreement, the termination date of the management services agreement was accelerated from April 30, 2001 to March 15, 2001 and the Company agreed to engage the former CEO/ President as an independent consultant to provide transition management services for the period of March 19, 2001 through March 30, 2001 with compensation totaling $62,000.

On March 8, 2001, the Company retained Computer Management Corporation (“CMC”) to provide management services to the Company. The Company’s Chairman of the Board and his wife, who is the CEO/ President of the Company, own CMC. Pursuant to the terms of the agreement, the Company agreed to retain CMC through April 30, 2002 for a fee of $25,000 per month. During the period from March 8, 2001 to December 31, 2001, the Company paid $225,000 for such services to CMC. On March 21, 2002, the Board approved renewal of the agreement with CMC on the same terms as the prior agreement, except that the new agreement with CMC terminates on April 30, 2004, and the amount of insurance required was conformed to the Company’s existing managers’ and officers’ liability insurance. During 2002, the Company paid $300,000 for such services to CMC.

9.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company believes that the carrying amounts of its mortgages payable approximate their fair value as of December 31, 2002 and 2001 because interest rates and yields for these instruments are consistent with rates currently available to the Company.

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

	Apartment	Commercial
	Communities	Properties	Total

From June 30, 2000 (Inception) to December 31, 2000:
Rental revenue	$21,478,479	$1,919,352	$23,397,831
Interest revenue	168,618	15,068	183,686
Interest expense	6,163,730	663,564	6,827,294
Depreciation and amortization	3,713,762	358,726	4,072,488
Net operating income	9,766,125	1,117,766	10,883,891
Net income (loss)	57,251	110,544	167,795
Capital expenditures	1,012,111	44,173	1,056,284

As of December 31, 2000 —
Total assets	$241,343,791	$29,810,794	$271,154,585

For the Year Ended December 31, 2001:
Rental revenue	$45,890,439	$3,919,020	$49,809,459
Interest revenue	310,469	26,514	336,983
Interest expense	12,071,406	1,242,653	13,314,059
Depreciation and amortization	7,689,304	673,530	8,362,834
Net operating income	21,361,724	1,640,835	23,002,558
Net income (loss)	1,316,939	(248,834)	1,068,105
Extraordinary item	594,543		594,543
Capital expenditures	2,005,987	148,544	2,154,532

As of December 31, 2001 —
Total assets	$245,348,478	$29,096,373	$274,444,850

For the Year Ended December 31, 2002:
Rental revenue	$47,822,230	$5,233,301	$53,055,531
Interest revenue	325,321	35,303	360,624
Interest expense	12,548,564	1,125,611	13,674,175
Depreciation and amortization	8,117,158	735,462	8,852,620
Net operating income	21,445,906	3,225,308	24,671,214
Net income (loss)	(738,937)	1,301,857	562,920
Extraordinary item	1,193,799	27,075	1,220,874
Capital expenditures	3,078,419	269,048	3,347,467

As of December 31, 2002 —
Total assets	$242,507,198	$26,936,145	$269,443,343

11.     SELECTED QUARTERLY DATA (Unaudited)

Results of operations data for the quarters ended March 31, June 30, September 30, and December 31 2002 and 2001 are as follows:

2002	Q1	Q2	Q3	Q4

Rental revenue	$12,769,657	$13,280,525	$13,182,396	$13,822,953
Net income (loss)	$342,089	$232,402	$(66,395)	$54,824
Net income (loss) per unit	$0.01	$0.00	$(0.00)	$0.00

2001

Rental revenue	$12,000,788	$12,505,592	$12,614,827	$12,688,252
Net income (loss)	$779,478	$1,163,275	$22,165	$(896,815)
Net income (loss) per unit	$0.01	$0.01	$0.00	$(0.01)

JCM PARTNERS, LLC

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION

					Cost of
		Initial Costs(A)			Improvements
					Capitalized
		Land and	Buildings	Total Initial	Subsequent
		Land	and	Acquisition	to
	Encumbrances	Improvements	Improvements	Cost(A)	Acquisition

Apartments:
Sacramento Region
Antelope Woods	$4,613,321	$900,886	$4,719,114	$5,620,000	$86,484
Rose Glen	1,444,872	777,260	1,422,740	2,200,000	93,488
Carmichael Gardens	2,880,196	590,408	3,049,592	3,640,000	281,957
Country Glen	3,152,500	481,041	3,388,959	3,870,000	36,404
Fair Oaks Meadows	4,225,000	1,267,530	3,742,470	5,010,000	74,474
Foxworth	—	676,550	2,823,450	3,500,000	44,874
Glenbrook	7,995,000	1,784,510	7,315,490	9,100,000	135,226
Hidden Creek	3,518,372	506,463	3,703,537	4,210,000	132,526
La Riviera	8,384,125	1,619,968	7,340,032	8,960,000	166,226
La Riviera Commons	5,868,336	1,706,184	4,773,816	6,480,000	151,553
Lincoln Place	8,040,560	1,486,140	7,813,860	9,300,000	180,573
Meadow Gardens I	4,267,651	1,137,394	4,432,606	5,570,000	105,144
Meadow Gardens II	2,818,465	762,696	2,447,304	3,210,000	56,721
Morningside Creek	3,317,274	891,588	2,998,412	3,890,000	88,518
North Country Vista	5,289,805	1,862,010	5,787,990	7,650,000	353,459
Orangewood East	2,721,345	494,856	2,985,144	3,480,000	351,273
Orangewood West	3,288,353	582,084	3,787,916	4,370,000	416,337
Riverside Commons	1,980,814	520,380	2,429,620	2,950,000	104,437
Sterling Pointe I	3,623,657	969,617	3,900,383	4,870,000	210,817
Sterling Pointe II	4,064,584	983,496	4,176,504	5,160,000	93,805
Sunrise Commons	7,410,000	1,906,170	6,793,830	8,700,000	150,352
Stockton Region
Inglewood Oaks	1,459,539	477,086	1,782,914	2,260,000	41,367
La Espana	355,468	91,616	468,384	560,000	3,799
Mariners Cove	3,483,868	633,360	3,266,640	3,900,000	87,833
Oakwood	10,657,800	3,829,617	7,660,383	11,490,000	195,134
Modesto/ Turlock Region
Greenbriar	2,757,366	924,792	2,485,208	3,410,000	106,892
Meadow Lakes	5,251,801 ?a?	1,357,884	6,262,116	7,620,000	96,771
Northwood Place	2,216,580	677,588	1,762,412	2,440,000	42,531
Park Lakewood	4,237,267	930,248	3,909,752	4,840,000	159,002
Villa Verde North	3,827,265	1,200,600	2,939,400	4,140,000	59,312
Walnut Woods	—	963,236	4,176,764	5,140,000	60,300
Northlake Gardens	—	501,144	1,178,856	1,680,000	36,206
Tracy/ Manteca Region
Driftwood	—	940,032	4,499,968	5,440,000	60,103
Fairway Estates	5,869,184	1,234,440	5,115,560	6,350,000	130,219
Granville	4,802,778	918,000	4,082,000	5,000,000	60,987
Laurel Glen	7,813,661	1,574,000	6,296,000	7,870,000	140,615

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Gross Amount at Which
	Carried at Close of Period

	Land and	Buildings	Total
	Land	and	Carrying	Accumulated
	Improvements	Improvements	Value	Depreciation

Apartments:
Sacramento Region
Antelope Woods	$900,886	$4,805,598	$5,706,484	$364,149
Rose Glen	777,260	1,516,228	2,293,488	197,948
Carmichael Gardens	590,408	3,331,549	3,715,078	326,755
Country Glen	481,041	3,425,363	3,906,404	231,603
Fair Oaks Meadows	1,267,530	3,816,944	5,084,474	248,649
Foxworth	676,550	2,868,324	3,544,874	185,798
Glenbrook	1,784,510	7,450,716	9,235,226	938,081
Hidden Creek	506,463	3,836,063	4,342,526	392,947
La Riviera	1,619,968	7,506,258	9,126,226	946,151
La Riviera Commons	1,706,184	4,925,369	6,631,553	499,201
Lincoln Place	1,486,140	7,994,433	9,480,573	1,005,857
Meadow Gardens I	1,137,394	4,537,750	5,675,144	460,159
Meadow Gardens II	762,696	2,504,025	3,266,721	256,332
Morningside Creek	891,588	3,086,930	3,978,518	230,198
North Country Vista	1,862,010	6,141,449	8,003,459	404,725
Orangewood East	494,856	3,336,417	3,831,273	409,747
Orangewood West	582,084	4,204,253	4,786,337	515,325
Riverside Commons	520,380	2,534,057	3,054,437	320,282
Sterling Pointe I	969,617	4,111,200	5,080,817	515,845
Sterling Pointe II	983,496	4,270,309	5,253,805	549,310
Sunrise Commons	1,906,170	6,944,182	8,850,352	593,112
Stockton Region
Inglewood Oaks	477,086	1,824,281	2,301,367	236,841
La Espana	91,616	472,183	563,799	60,303
Mariners Cove	633,360	3,354,473	3,987,833	295,816
Oakwood	3,829,617	7,855,517	11,685,134	1,044,841
Modesto/ Turlock Region
Greenbriar	924,792	2,592,100	3,516,892	339,937
Meadow Lakes	1,357,884	6,358,887	7,716,771	486,228
Northwood Place	677,588	1,804,943	2,482,531	126,729
Park Lakewood	930,248	4,068,754	4,999,002	332,316
Villa Verde North	1,200,600	2,998,712	4,199,312	382,390
Walnut Woods	963,236	4,237,064	5,200,300	289,238
Northlake Gardens	501,144	1,215,062	1,716,206	125,984
Tracy/ Manteca Region
Driftwood	940,032	4,560,071	5,500,103	473,516
Fairway Estates	1,234,440	5,245,779	6,480,219	671,773
Granville	918,000	4,142,987	5,060,987	531,190
Laurel Glen	1,574,000	6,436,615	8,010,615	509,329

(Continued)

JCM PARTNERS, LLC

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

			Depreciable
			Life of
	Date of	Date	Building
	Construction	Acquired	Component

Apartments:
Sacramento Region
Antelope Woods	1986	07/01/2000	35
Rose Glen	1973	07/01/2000	20
Carmichael Gardens	1977	07/01/2000	25
Country Glen	1991	07/01/2000	40
Fair Oaks Meadows	1987	07/01/2000	40
Foxworth	1986	07/01/2000	40
Glenbrook	1972	07/01/2000	20
Hidden Creek	1978	07/01/2000	25
La Riviera	1971	07/01/2000	20
La Riviera Commons	1976	07/01/2000	25
Lincoln Place	1973	07/01/2000	20
Meadow Gardens I	1975	07/01/2000	25
Meadow Gardens II	1975	07/01/2000	25
Morningside Creek	1990	07/01/2000	40
North Country Vista	1986	07/01/2000	40
Orangewood East	1974	07/01/2000	20
Orangewood West	1974	07/01/2000	20
Riverside Commons	1968	07/01/2000	20
Sterling Pointe I	1972	07/01/2000	20
Sterling Pointe II	1972	07/01/2000	20
Sunrise Commons	1984	07/01/2000	30
Stockton Region
Inglewood Oaks	1970	07/01/2000	20
La Espana	1966	07/01/2000	20
Mariners Cove	1984	07/01/2000	30
Oakwood	1971	07/01/2000	20
Modesto/ Turlock Region
Greenbriar	1971	07/01/2000	20
Meadow Lakes	1985	07/01/2000	35
Northwood Place	1988	07/01/2000	40
Park Lakewood	1985	07/01/2000	35
Villa Verde North	1971	07/01/2000	20
Walnut Woods	1987	07/01/2000	40
Northlake Gardens	1977	07/01/2000	25
Tracy/ Manteca Region
Driftwood	1974	07/01/2000	25
Fairway Estates	1973	07/01/2000	20
Granville	1972	07/01/2000	20
Laurel Glen	1985	07/01/2000	35

(Continued)

JCM PARTNERS, LLC

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

					Cost of
		Initial Costs(A)			Improvements
					Capitalized
		Land and		Total Initial	Subsequent
		Land	Buildings and	Acquisition	to
	Encumbrances	Improvements	Improvements	Cost(A)	Acquisition

Apartments:
Fairfield/ Vacaville Region
Creekside Gardens	$7,235,883	$1,550,920	$10,049,080	$11,600,000	$181,175
Parkwood	—	950,880	4,649,120	5,600,000	96,939
Peach Tree Villa	1,630,713	336,755	2,013,245	2,350,000	81,728
Peachwood	2,145,399	584,082	2,745,918	3,330,000	55,951
Village Green	8,624,584	1,562,190	11,337,810	12,900,000	482,823
Concord/ Antioch Region
Crestview Pines	3,980,796	1,443,189	2,886,811	4,330,000	143,875
Diablo View	4,160,000	1,276,560	4,123,440	5,400,000	30,007
Meadowlark	1,353,665	463,130	986,870	1,450,000	57,737
Oakview	2,209,968	720,360	1,579,640	2,300,000	31,177
Villa Diablo	897,485	380,800	739,200	1,120,000	27,756

	$173,875,299	$47,429,740	$186,830,260	$234,260,000	$5,784,886

Commercial:
Bay Area Region
860 Kaiser Road	1,047,976	331,450	1,418,550	1,750,000	139,369
900 Business Park	—	831,875	1,918,125	2,750,000	204,183.00
908 Enterprise Way	—	215,574	1,004,426	1,220,000	16,598
910 Enterprise Way	947,316	314,060	1,735,940	2,050,000	—
988 Enterprise Way	453,468	205,995	724,005	930,000	—
938 Kaiser Road	650,235	286,485	778,515	1,065,000	—
Salvio Pacheco Square	7,376,886	2,107,840	9,092,160	11,200,000	37,424
Wilson Building	1,417,445	2,365,830	2,484,170	4,850,000	—
Starlight Estates	—	2,000,000	—	2,000,000	—

	$11,893,326	$8,659,109	$19,155,891	$27,815,000	$397,574

Total real estate owned	$185,768,625	$56,088,849	$205,986,151	$262,075,000	$6,182,459

(Continued)

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Gross Amount at Which
	Carried at Close of Period

	Land and		TOTAL
	Land	Buildings and	Carrying	Accumulated
	Improvements	Improvements	Value	Depreciation

Apartments:
Fairfield/ Vacaville Region
Creekside Gardens	$1,550,920	$10,230,255	$11,781,175	$1,055,994
Parkwood	950,880	4,746,059	5,696,939	309,608
Peach Tree Villa	336,755	2,094,973	2,431,728	153,578
Peachwood	584,082	2,801,869	3,385,951	181,298
Village Green	1,562,190	11,820,633	13,382,823	904,652
Concord/ Antioch Region
Crestview Pines	1,443,189	3,030,686	4,473,875	312,820
Diablo View	1,276,560	4,153,447	5,430,007	301,693
Meadowlark	463,130	1,044,607	1,507,737	88,895
Oakview	720,360	1,610,817	2,331,177	138,982
Villa Diablo	380,800	766,956	1,147,756	54,988

	$47,429,740	$192,615,146	$240,044,886	$19,001,111

Commercial:
Bay Area Region
860 Kaiser Road	331,450	1,557,919	1,889,369	124,885
900 Business Park	831,875	2,122,308	2,954,183	130,327
908 Enterprise Way	215,574	1,021,024	1,236,598	74,856
910 Enterprise Way	314,060	1,735,940	2,050,000	123,995
988 Enterprise Way	205,995	724,005	930,000	60,335
938 Kaiser Road	286,485	778,515	1,065,000	64,877
Salvio Pacheco Square	2,107,840	9,129,584	11,237,424	762,326
Wilson Building	2,365,830	2,484,170	4,850,000	155,260
Starlight Estates	2,000,000	—	2,000,000	—

	$8,659,109	$19,553,465	$28,212,573	$1,496,861

Total real estate owned	$56,088,849	$212,168,611	$268,257,459	$20,497,972

(A)	Approximation of fair value as of June 30, 2000 as disclosed in footnote 2 of Notes to Consolidated Financial Statements

JCM PARTNERS, LLC

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

				Depreciable
				Life of
	Date of		Date	Building
	Construction		Acquired	Component

Apartments:
Fairfield/ Vacaville Region
Creekside Gardens	1977		07/01/2000	25
Parkwood	1985		07/01/2000	40
Peach Tree Villa	1982		07/01/2000	35
Peachwood	1985		07/01/2000	40
Village Green	1986		07/01/2000	35
Concord/ Antioch Region
Crestview Pines	1970		07/01/2000	25
Diablo View	1984		07/01/2000	35
Meadowlark	1982		07/01/2000	30
Oakview	1983		07/01/2000	30
Villa Diablo	1985		07/01/2000	35
Commercial:
Bay Area Region 860 Kaiser Road	1996		07/01/2000	40
900 Business Park	1990		07/01/2000	40
908 Enterprise Way	1987		07/01/2000	35
910 Enterprise Way	1987		07/01/2000	35
988 Enterprise Way	1980		07/01/2000	30
938 Kaiser Road	1984		07/01/2000	30
Salvio Pacheco Square	1983		07/01/2000	30
Wilson Building	1908 (A	)	07/01/2000	40
Starlight Estates			07/01/2000
Total real estate owned

(Concluded)

(A)	Approximation of fair value as of June 30, 2000 as disclosed in footnote 2 of Notes to Consolidated Financial Statements

JCM PARTNERS, LLC

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

Year Ended
ASSET RECONCILIATION	December 31, 2002

Balance at beginning of period	$265,295,999
Additions during period:
Acquisitions through foreclosure	—
Other acquisitions	—
Improvements	3,252,776
Purchase of assets	—
Deductions during period:	—
Cost of real estate sold	(291,316)
Other	—

Balance at close of period	$268,257,459

Year Ended
DEPRECIATION RECONCILIATION	December 31, 2002

Balance at beginning of period	$12,027,147
Additions during period:
Acquisitions through foreclosure	—
Other acquisitions	—
Depreciation	8,470,825
Purchase of assets	—
Deductions during period:	—
Cost of real estate sold	—
Other	—

Balance at close of period	$20,497,972

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not Applicable.

PART III

Item 10.	Managers and Executive Officers of the Registrant

      The information required by this item with respect to the managers and compliance with Section 16(a) of the Securities Exchange Act is incorporated by reference from the information provided under the headings Proposal 1 — “Election of Managers” and Section 16(a) Beneficial Ownership Reporting Compliance,” respectively, contained in our Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for our Annual Meeting of Members to be held June 2003 (the “Proxy Statement”). The information required by this item with respect to our executive officers is contained in Item 1 of Part I of this Form 10-K under the heading “Executive Officers of the Registrant.”

Item 11.	Executive Compensation

      The information required by this item is incorporated by reference from the information provided under the heading “Executive Compensation” of the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Membership Matters

      The information required by this item is incorporated herein by reference from the information provided under the heading “Unit Ownership of Certain Beneficial Owners and Management and Related Membership Matters” of the Proxy Statement.

Item 13.	Certain Relationships and Related Transactions

      The information required by this item is incorporated herein by reference from the information provided under the heading “Transactions Involving Management” of the Company’s Proxy Statement.

Item 14.	Controls and Procedures

      Within 90 days of the date of this annual report, under the supervision and with the participation of Gayle M. Ing, the Chief Executive Officer, and Cornelius Stam, the Chief Financial Officer, management carried out an evaluation of the effectiveness of the design and operation of disclosure controls and procedures pursuant to Rule 13a-14 of the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in periodic filings with the Securities and Exchange Commission.

      There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation by the Chief Executive Officer and Chief Financial Officer of the Company, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

Item 15.	Exhibits, Consolidated Financial Statements, Schedules and Reports on Form 8-K

      (a) The following documents are filed as part of this Report:

1. Consolidated Financial Statements

Report of Independent Certified Public Accountants

Consolidated Balance Sheets — December 31, 2001 and December 31, 2002

Consolidated Statements of Operations – for the period from June 30, 2000 (Inception) to December 31, 2000, and for the Years Ended December 31, 2001 and December 31, 2002

Consolidated Statements of Changes in Members’ Equity — for the period from June 30, 2000 (Inception) to December 31, 2000, and for the Years Ended December 31, 2001 and December 31, 2002

Consolidated Statements of Cash Flows – for the period from June 30, 2000 (Inception) to December 31, 2000, and for the Years Ended December 31, 2001 and December 31, 2002

Notes to Consolidated Financial Statements

2. Financial Statement

Schedule III — Real Estate and Accumulated Depreciation

      All other schedules are omitted because they are not applicable or because the required information is shown in the Consolidated Financial Statements or the Notes thereto.

3. Exhibits

              The following documents are filed as Exhibits to this Report:

Exhibit
No.			Description

2.1 (1)		—	Order Confirming Second Amended Plan of Reorganization
2.2 (1)		—	Amended Joint Plan of Reorganization (May 9, 2000)
3.1 (1)		—	JCM Partners, LLC Certificate of Formation
3.2 (1)		—	JCM Partners, LLC Limited Liability Company Agreement dated as of June 30, 2000, and as amended on September 13, 2000
3.3 (3)		—	Restated Bylaws of JCM Partners, LLC
3.4 (5)		—	Second Amendment to Limited Liability Company Agreement of JCM Partners, LLC, dated as of May 22, 2002
3.5 (5)		—	Restated Limited Liability Company Agreement of JCM Partners, LLC, dated as of August 1, 2002
3.6 (5)		—	Amendment (as of June 26, 2002) to Restated Bylaws of JCM Partners, LLC
3.7 (5)		—	Second Restated Bylaws of JCM Partners, LLC (as of June 26, 2002).
4.1 (2)		—	Restrictions on Transfer of Membership Units
10.1 (1)	*	—	Management Services Agreement dated July 1, 2000 between JCM Partners, LLC and JCIV, LLC
10.2 (1)	*	—	Transition Services Agreement and Amendment to Management Services Agreement dated March 15, 2001 among JCIV, LLC, John Connolly IV and JCM Partners, LLC
10.3 (1)	*	—	Management Services Agreement dated April 11, 2001 between JCM Partners, LLC and Computer Management Corporation
10.4 (1)	*	—	Form of Indemnification Agreement between JCM Partners, LLC and JCM Partners, LLC’s Managers and Executive Officers

Exhibit
No.			Description

10.5 (1)		—	Lease for JCM Partners, LLC’s executive offices located at 2151 Salvio Street, Concord, California
10.6 (1)		—	Form of Promissory Note between JCM Partners, LLC and each of Frank Deppe, Marvin Helder, Lois Mol and Computer Management Corporation Money Purchase Pension Trust
10.7 (4)	*	—	Management Services Agreement dated March 21, 2002, between JCM Partners, LLC and Computer Management Corporation.
21.1		—	Subsidiaries of JCM Partners, LLC
99.1		—	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2		—	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates management contract or compensation plan or arrangement.

(1)	Incorporated by reference to the exhibit with the same exhibit number attached to our Registration Statement on Form 10 (File No. 000-32653) filed on October 3, 2001 with the Securities and Exchange Commission.

(2)	Incorporated by reference to the exhibit with the same exhibit number attached to our Current Report on Form 8-K filed on November 16, 2001 with the Securities and Exchange Commission.

(3)	Incorporated by reference to Exhibit 3 to our Quarterly Report on Form 10-Q filed on November 19, 2001 with the Securities and Exchange Commission.

(4)	Incorporated by reference to the exhibit with the same exhibit number attached to our Quarterly Report on Form 10-Q, filed on May 15, 2002 with the Securities and Exchange Commission.

(5)	Incorporated by reference to the exhibit with the same exhibit number attached to our Quarterly Report on Form 10-Q, filed on August 14, 2002 with the Securities and Exchange Commission.

      (b) Reports on Form 8-K.

      None.

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2003.

JCM PARTNERS, LLC,
A Delaware limited liability company

By	/s/ GAYLE M. ING

Gayle M. Ing, President and
Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ GAYLE M. ING Gayle M. Ing	President, Chief Executive Officer, Secretary and Manager (Principal Executive Officer)	March 31, 2003

/s/ CORNELIUS STAM Cornelius Stam	Chief Financial Officer (Principal Financial Officer)	March 31, 2003

/s/ DENNIS RIMAC Dennis Rimac	Corporate Controller (Principal Accounting Officer)	March 31, 2003

/s/ MICHAEL VANNI Michael Vanni	Manager; Chairman of the Board	March 31, 2003

/s/ HENRY CONVERSANO Henry Conversano	Manager	March 31, 2003

/s/ ARTHUR G. DEN DULK Arthur G. den Dulk	Manager	March 31, 2003

/s/ FRANK DEPPE Frank Deppe	Manager	March 31, 2003

/s/ HENRY DOORN, JR. Henry Doorn, Jr.	Manager	March 31, 2003

/s/ MARVIN J. HELDER Marvin J. Helder	Manager; Vice Chairman of the Board	March 31, 2003

/s/ KENNETH J. HORJUS Kenneth J. Horjus	Manager	March 31, 2003

/s/ LOIS B. MOL Lois B. Mol	Manager	March 31, 2003
/s/ NEAL NIEUWENHUIS Neal Nieuwenhuis	Manager	March 31, 2003

CERTIFICATIONS

(Pursuant to Rule 13a-14 of the Exchange Act)

I, Gayle M. Ing, certify that:

      1. I have reviewed this annual report on Form 10-K of JCM Partners, LLC;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/S/ GAYLE M. ING

Gayle M. Ing
Chief Executive Officer and President

Date: March 31, 2003

CERTIFICATIONS

(Pursuant to Rule 13a-14 of the Exchange Act)

I, Cornelius Stam, certify that:

      1. I have reviewed this annual report on Form 10-K of JCM Partners, LLC;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/S/ CORNELIUS STAM

Cornelius Stam
Chief Financial Officer

Date: March 31, 2003

INDEX TO EXHIBITS

Exhibit
No.			Description

2.1 (1)		—	Order Confirming Second Amended Plan of Reorganization
2.2 (1)		—	Amended Joint Plan of Reorganization (May 9, 2000)
3.1 (1)		—	JCM Partners, LLC Certificate of Formation
3.2 (1)		—	JCM Partners, LLC Limited Liability Company Agreement dated as of June 30, 2000, and as amended on September 13, 2000
3.3 (3)		—	Restated Bylaws of JCM Partners, LLC
3.4 (5)		—	Second Amendment to Limited Liability Company Agreement of JCM Partners, LLC, dated as of May 22, 2002
3.5 (5)		—	Restated Limited Liability Company Agreement of JCM Partners, LLC, dated as of August 1, 2002
3.6 (5)		—	Amendment (as of June 26, 2002) to Restated Bylaws of JCM Partners, LLC
3.7 (5)		—	Second Restated Bylaws of JCM Partners, LLC (as of June 26, 2002).
4.1 (2)		—	Restrictions on Transfer of Membership Units
10.1 (1)	*	—	Management Services Agreement dated July 1, 2000 between JCM Partners, LLC and JCIV, LLC
10.2 (1)	*	—	Transition Services Agreement and Amendment to Management Services Agreement dated March 15, 2001 among JCIV, LLC, John Connolly IV and JCM Partners, LLC
10.3 (1)	*	—	Management Services Agreement dated April 11, 2001 between JCM Partners, LLC and Computer Management Corporation
10.4 (1)	*	—	Form of Indemnification Agreement between JCM Partners, LLC and JCM Partners, LLC’s Managers and Executive Officers
10.5 (1)		—	Lease for JCM Partners, LLC’s executive offices located at 2151 Salvio Street, Concord, California
10.6 (1)		—	Form of Promissory Note between JCM Partners, LLC and each of Frank Deppe, Marvin Helder, Lois Mol and Computer Management Corporation Money Purchase Pension Trust
10.7 (4)	*	—	Management Services Agreement dated March 21, 2002, between JCM Partners, LLC and Computer Management Corporation.
21.1		—	Subsidiaries of JCM Partners, LLC
99.1		—	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2		—	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates management contract or compensation plan or arrangement.

(1)	Incorporated by reference to the exhibit with the same exhibit number attached to our Registration Statement on Form 10 (File No. 000-32653) filed on October 3, 2001 with the Securities and Exchange Commission.

(2)	Incorporated by reference to the exhibit with the same exhibit number attached to our Current Report on Form 8-K filed on November 16, 2001 with the Securities and Exchange Commission.

(3)	Incorporated by reference to Exhibit 3 to our Quarterly Report on Form 10-Q filed on November 19, 2001 with the Securities and Exchange Commission.

(4)	Incorporated by reference to the exhibit with the same exhibit number attached to our Quarterly Report on Form 10-Q, filed on May 15, 2002 with the Securities and Exchange Commission.

(5)	Incorporated by reference to the exhibit with the same exhibit number attached to our Quarterly Report on Form 10-Q, filed on August 14, 2002 with the Securities and Exchange Commission.