Form 10-Q
period 2003-03-31
JCM PARTNERS LLC
filed 2003-05-15
CIK 1139163

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2003
OR
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

      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes  ☐     No  ☑(1)

      As of May 15, 2003 JCM Partners, LLC had 90,152,151 common membership units outstanding of which 7,006,139 units were owned by the Company’s wholly owned subsidiary.

(1)	The Company did not file a Form 10-Q for the period ending June 30, 2001. However, the Company’s Form 10, filed with the Securities and Exchange Commission on October 3, 2001, contains certain financial information for the six-month period ended June 30, 2001.

JCM PROPERTIES, LLC

FORM 10-Q

For the Quarterly Period Ended

March 31, 2003

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)	3
	Condensed Consolidated Balance Sheets as of March 31, 2003 and December 31, 2002	3
	Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2003 and March 31, 2002	4
	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2003 and March 31, 2002	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12
Item 4.	Controls and Procedures	14
PART II. OTHER INFORMATION
Item 5.	Other Information	15
Item 6.	Exhibits and Reports on Form 8-K	15
Signature Page		16
Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)		17

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

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

JCM PARTNERS, LLC

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31,	December 31,
	2003	2002

ASSETS
Real estate investments, net	$245,839,557	$247,759,487
Cash	19,145,171	14,898,425
Restricted cash	1,990,821	2,331,448
Rents receivable	159,606	177,613
Prepaid expenses	1,656,456	1,176,956
Deferred costs, net	2,930,557	2,131,449
Other assets	752,415	967,965

TOTAL ASSETS	$272,474,583	$269,443,343

LIABILITIES AND MEMBERS’ EQUITY
LIABILITIES:
Mortgages payable	$190,074,444	$185,768,625
Tenants’ security deposits	2,899,075	2,847,021
Accounts payable and accrued expenses	2,659,775	2,641,886
Accrued interest	914,005	907,686
Unearned rental revenue	175,075	140,066

Total liabilities	196,722,374	192,305,284

MEMBERS’ EQUITY
Redeemable common units, $1 par value, 300,000,000 units authorized, 83,250,848 and 83,519,494 outstanding at March 31, 2003 and December 31, 2002, respectively (See Note 4)	73,690,900	75,632,713
Retained earnings	2,061,309	1,505,346

Total Members’ Equity	75,752,209	77,138,059

TOTAL LIABILITIES AND MEMBERS’ EQUITY	$272,474,583	$269,443,343

See notes to condensed consolidated financial statements.

JCM PARTNERS, LLC

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2003	2002

REVENUES:
Rental	$13,167,048	$12,667,573
Interest	52,176	102,084

Total revenues	13,219,224	12,769,657

OPERATING EXPENSES:
Interest expense	3,007,201	3,450,253
Operating and maintenance	3,779,495	3,466,255
Depreciation and amortization	2,305,165	2,180,371
General and administrative	1,020,400	982,076
Real estate taxes and insurance	1,300,496	1,262,476
Utilities	936,446	908,863
Prepayment penalty	303,483	—
Write off of deferred debt issuance costs	10,578	177,274

Total expenses	$12,663,264	$12,427,568

NET INCOME	$555,960	$342,089

EARNINGS PER UNIT — Basic and diluted	$0.01	$0.00

WEIGHTED AVERAGE UNITS
Basic and diluted	83,255,265	88,270,034

See notes to condensed consolidated financial statements.

JCM PARTNERS, LLC

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$555,960	$342,089
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,305,165	2,180,371
Write off of deferred debt issuance costs	10,578	177,274
Loss on disposal of assets	21,059	—
Effect of changes in:
Restricted cash	340,627	(840,800)
Rent receivables	18,007	27,896
Prepaid expenses	(479,500)	(576,903)
Deferred costs	—	(42,867)
Accounts payable and accrued expenses	11,505	(201,416)
Accrued interest	6,319	65,069
Accrued real estate taxes	6,384	550,440
Unearned rental revenue	35,009	85,062
Other assets	202,717	630,060
Tenants’ security deposits	52,054	98,168

Net cash provided by operating activities	3,085,884	2,494,443

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to real estate investments	(308,360)	(420,232)

Net cash used in investing activities	(308,360)	(420,232)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of redeemable common units	(276,703)	(1,961,772)
Payments on mortgages payable	(582,212)	(454,577)
Payoff of mortgage loans	(2,143,692)	—
Deferred financing costs	(891,753)	383,295
Net proceeds from refinance of mortgages payable	7,031,723	14,079,458
Distributions to unit holders	(1,665,107)	(1,224,681)
Other assets paid	(3,034)	(1,206,552)

Net cash provided by financing activities	1,469,222	9,615,171

NET INCREASE IN CASH	4,246,746	11,689,382
CASH, beginning of period	14,898,425	14,248,362

CASH, end of period	$19,145,171	$25,937,744

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION — Cash paid during the period for interest	$3,000,882	$3,289,259

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

These unaudited consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2002 included in the Company’s 10-K filed with the Securities and Exchange Commission.

2.     MORTGAGES PAYABLE

The Company’s mortgages payable generally require monthly interest and principal payments. The obligations include twenty-nine fixed rate loans and nineteen variable rate loans which are secured by deeds of trust on the Company’s real estate investments. The Company is required by the terms of certain of the mortgage loans to maintain lender impound accounts for insurance, property taxes, reserves for property improvements and a bond account which are recorded as restricted cash.

During the three months ended March 31, 2003, the Company completed the refinancing of three loans. The balance of the mortgages retired was $12,468,000 and the Company received net proceeds, including funds held by the lender for required repairs, from the issuance of the new mortgage loans of approximately $7,032,000. The Company also paid off one mortgage loan by prepaying the outstanding balance of $2,144,000 from such proceeds. In connection with the early retirement of the old mortgage loans, the Company recorded prepayment penalties of $303,000 and write offs of deferred debt issuance costs of $11,000, in its statement of operations for the quarter ended March 31, 2003.

3.     DISTRIBUTIONS TO MEMBERS

During the three months ended March 31, 2003, the Company made distributions of $1,665,000 to redeemable common unit holders.

On May 22, 2002, the Members of the Company approved certain amendments to the Company’s Limited Liability Company Agreement. As a result, the Company is required to make monthly distributions to redeemable common unit holders of 1/12 of $0.0775 per unit, or a total of $0.0775 per unit each year. As required by the amendments, the Company began making these required monthly distributions in July 2002.

On December 10, 2002, the Board of Managers declared a voluntary distribution to be paid monthly in an amount equal to 1/12 of $0.0025 per common unit (“Voluntary Distribution”). The Voluntary Distribution remains in effect until it is terminated by the Board of Managers.

In April 2003, the Company paid $105,000 to the California Franchise Tax Board on behalf of its non-California equity unitholders and an equal per unit amount to all other unitholders totaling $489,000, for a per-unit distribution of $0.0066.

4.     REPURCHASE OF REDEEMABLE COMMON UNITS

During the three months ended March 31, 2003, the Company, through a wholly owned subsidiary, repurchased 268,646 redeemable common units for an aggregate price of $277,000. All common units owned by the subsidiary are considered outstanding under the Company’s Limited Liability Company

Agreement for all purposes, including, voting and participation in mandatory and other distributions paid by the Company. However, for financial reporting purposes, these units are not considered outstanding and any distributions paid to the subsidiary are eliminated in consolidation. Accordingly, for financial reporting purposes, the number of redeemable common units outstanding at March 31, 2003 is the number of redeemable common units outstanding minus the common units owned by the Company’s subsidiary. However, for all other purposes, the Company has 90,152,151 redeemable common units outstanding. Repurchases of redeemable common units were recorded against the members’ equity balance.

In April 2003 and through May 15, 2003, the Company, through its wholly owned subsidiary, repurchased an additional 104,836 redeemable common units for an aggregate price of $112,000. As of May 15, 2003, the Company’s wholly owned subsidiary owned 7,006,139 common units of the Company.

5.     SUBSEQUENT EVENTS

In April 2003, the Company listed for sale an 88 unit apartment complex in Rancho Cordova, California for $4,995,000 with the intent of utilizing a Section 1031 (of the Internal Revenue Code of 1986, as amended) reverse exchange to defer tax consequences on the resulting gain from the disposition of the property. As part of the 1031 reverse exchange process, the Company also signed an agreement to purchase an apartment complex consisting of 108 units located in Sacramento. The equity from the disposition property will be used to purchase the acquisition property and the remaining purchase price will be financed with a mortgage loan on the acquisition property. The carrying amounts of the assets (real estate investments) and liabilities (mortgage notes payable) of the property listed for sale, were $2,090,000 and $1,441,000, respectively, at March 31, 2003.

6.     CONTINGENCY AND LEGAL MATTERS

As of March 31, 2003, the Company is not aware of any litigation threatened against the Company other than routine litigation arising out of the ordinary course of business, some of which is expected to be covered by liability insurance, and none of which is expected to have a material adverse effect on the consolidated financial statements of the Company.

7.     RECLASSIFICATIONS

Reclassifications were made to the 2002 condensed financial statements to conform to the 2003 presentation.

******

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains forward-looking statements and should be read in conjunction with the Consolidated Financial Statements and Notes set forth in Item 1 above. See our statement that is set forth after the Table of Contents regarding forward-looking statements.

Results of Operations

Overview

Total revenues increased $449,000 or 3.5% year-over-year for the first quarter ended March 31, 2003. Occupancy in our apartment communities remained relatively stable, though we continue to see some softening in the sub-market areas closest to San Francisco where the slowdown in the technology sector has had a negative impact on rental prices. During this period, occupancy decreased in our commercial properties, primarily at office buildings located in Concord and San Francisco, California.

Net income increased $214,000 for the three months ended March 31, 2003 compared to the same period in 2002. The increase was due to higher total revenues partially offset by higher total expenses.

Property Occupancy

The table below sets forth the overall weighted average occupancy levels for our properties, by type of property, at March 31, 2003, December 31, 2002 and March 31, 2002. The weighted average occupancy is calculated by multiplying the occupancy of each property by its square footage and dividing by the total square footage in the portfolio.

	Occupancy at	Occupancy at	Occupancy at
	March 31,	December 31,	March 31,
Property Type	2003	2002	2002

Apartment Communities	95.6%	95.7%	95.0%
Commercial Properties	77.8%	88.3%	81.9%

The overall weighted average occupancy level for our entire property portfolio as of March 31, 2003 was 92.2%, compared to 92.5% at March 31, 2002.

Occupancy at our apartment communities has remained relatively stable. We believe this stability has been a result of a successful management implemented cross-marketing program, resident referral program, resident retention focus and rent concession incentives.

Our future occupancy rates will be subject to numerous factors, many of which are outside of our control. The remainder of 2003 will be challenging on the leasing front. The overall slowdown of the California economy and other factors are impacting our sub-markets. Forecasts in trade journals and marketing reports indicate a relatively stable and flat year for rents with optimism for a pick up in the last quarter of 2003 to early 2004. A large unknown factor for our portfolio will be how California’s large budget deficit will impact local economies as funding cuts roll downward. Consumers are carefully considering how much they are willing to spend on housing, which is putting pressure on rents. In addition, low mortgage rates are enabling more renters to purchase homes. The number of rent inquiries is decreasing and qualified potential residents continue to be difficult to find. Our market surveys indicate that vacancies have increased at our competitors and a number of competitors have decreased asking rents, as we have done at some selected properties in order to remain competitive. Many of our competitors give rent concessions and we give them as well at selected properties. Accordingly, there can be no assurance that our future occupancy or rental rates will not be significantly less than our occupancy and rental rates at March 31, 2003.

Decreased occupancy at our commercial properties is primarily due to the vacating of three tenants, whose leases accounted for a combined total of 30,000 square feet, from our Concord and San Francisco office buildings. One of these tenants, on lease through July 31, 2007, owes rent from February 1, 2003 and we are pursuing collection of rent owed.

Market conditions for leased space in commercial buildings have weakened considerably in the San Francisco Bay Area. The general economic decline and job loss in the technology industry have significantly reduced demand for commercial buildings in most San Francisco Bay Area sub-markets. Vacancy rates have gone up and rents have come down considerably from the peaks reached in early 2000. The possibility of a worsening economic slowdown or recession or continuation of current economic conditions may result in higher vacancy rates, lower prevailing rents, increased rent concessions and/or more tenant defaults and bankruptcies.

Funds From Operations

We use a supplemental performance measure, Funds from Operations (“FFO”), along with net income, to report operating results. We believe that in our industry, FFO provides relevant information about operations and is useful, along with net income, for an understanding of our operating results. The Company believes that FFO is useful as a measure of the performance of the Company because, along with cash flows from operations, investing activities, and financing activities, they provide an understanding of the ability of the Company to incur and service debt, make capital expenditures, and make distributions to members.

FFO is calculated by making various adjustments to net income. Depreciation, amortization and write off of deferred debt issuance costs are added back to net income as they represent non-cash charges. In addition, gains on sale of real estate investments and extraordinary items are excluded from the FFO calculation. FFO is not a measure of operating results or cash flows from operating activities as defined by generally accepted accounting principles. Further, FFO is not necessarily indicative of cash available to fund cash needs and should not be considered as an alternative to cash flows as a measure of liquidity.

	Three months ended
	March 31,

	2003	2002

Net income(loss)	$550,960	$342,089
Add write off of deferred debt issuance costs:	10,578	177,274
Add depreciation and amortization:
Real property	2,207,231	2,103,379
Capitalized leasing expenses	23,337	18,054

Funds from operations	$2,792,106	$2,640,796

Funds from operations per unit	$0.03	$0.03

Earnings per unit (per Income Statement)	$0.01	$0.00

Weighted average units	83,255,265	88,270,034

For the quarter ending March 31, 2003, FFO was $2,792,000 as compared to $2,641,000 for the same quarter last year, an increase of approximately 6% or $151,000.

Three Months Ended March 31, 2003 Compared to 2002

REVENUE

Total rental revenue for the three months ended March 31, 2003 was $13,167,000, up approximately 4% from $12,668,000 for the same quarter last year. This increase is primarily attributable to increased rental rates for our apartment communities and commercial properties and partially offset by lower occupancy at our commercial properties. The possibility of a worsening economic slowdown or recession or continuation of current economic conditions may result in higher vacancy rates, lower prevailing rents, increased rent concessions and/or more tenant defaults and bankruptcies.

During the first quarter 2003, rental revenue generated by our apartment communities was $12,074,000, up approximately 3% from $11,676,000 for the first quarter last year. The increase was primarily attributable to higher rental rates.

Rental revenue generated by our commercial properties was $1,093,000, up approximately 10% from $991,000 in the same quarter last year. The increase is attributable to higher rental rates and higher building operating costs billable to tenants and partially offset by lower occupancy.

During the three months ended March 31, 2003, rental rates for apartment communities and commercial properties on a combined basis increased by approximately 0.3%. Rental rates increased approximately 3.2% from March 31, 2002 to March 31, 2003, reflecting our strategy of seeking to increase cash flow through rent increases. Our ability to continue to increase rent rates will largely depend on the changes in the real estate market or in general economic conditions in the areas in which we own properties.

At March 31, 2003, the average monthly rental rate per square foot of our apartment communities was $1.03, compared to $1.00 at March 31, 2002. This increase was attributable to increased rents both to existing tenants upon lease expiration and to new tenants upon move in.

At March 31, 2003, the average monthly rental rate per square foot of our commercial properties was $1.24, compared to $1.21 at March 31, 2002. This increase was attributable to increased rents as included in existing leases or as negotiated in lease renewals with existing tenants and/or in leases with new tenants.

Interest revenue decreased by $50,000 for the three months ended March 31, 2003 as compared to the same period last year mainly due to lower cash balances and lower interest rates.

EXPENSES

Our total expenses were $12,663,000 for the three months ended March 31, 2003, as compared to $12,428,000 for the three months ended March 31, 2002, an increase of approximately 2%. This change was due primarily to increases in operating and maintenance costs, depreciation and amortization expense and prepayment penalties and was partially offset by a decrease in interest expense in the three months ended March 31, 2003.

Interest expense. In the first quarter 2003, interest expense was $3,007,000, down from $3,450,000 for the same period last year, a decrease of 13%. This reduction was due to lower outstanding loan balances and lower interest rates than the first quarter of 2002.

Operating and maintenance expenses. For the quarter, operating and maintenance expenses were $3,779,000, up from $3,466,000 from the first quarter last year, an increase of approximately 9%. This change was primarily attributable to the increased expenditures for our ongoing apartment rehabilitation program and additional expenditures on deferred maintenance projects. During the current quarter, approximately $447,000 was expended for dryrot repairs and decking replacement, compared to $215,000 for the same period last year.

Depreciation and amortization expenses. During the first quarter in 2003, depreciation and amortization expense was $2,305,000, as compared to $2,180,000 for the first quarter in 2002, an increase of approximately 6%. This change was primarily attributable to an increase in real estate investments due to capitalization of property improvements and capitalized loan fees from the refinance of mortgage loans.

General and administrative expenses. General and administrative expenses were $1,020,000 for the quarter, up from $982,000 for the same period last year, an increase of approximately 4%. This increase is primarily due to higher outside service fees.

Real estate taxes and insurance expenses. In the quarter, real estate taxes and insurance expenses were $1,300,000, up from $1,262,000 for the same period last year, an increase of approximately 3%. This change was mainly attributable to an increase in workers compensation insurance costs and real estate taxes.

Utility expenses. Utility expenses were $936,000 for the quarter, as compared to $909,000 for the same quarter last year, an increase of 3%. This change was due primarily to higher natural gas prices.

Prepayment penalty. During the quarter, we recorded $303,000 of prepayment penalties related to debt which was retired in connection with the refinancing of three mortgages.

Write off of deferred debt issuance costs. During the quarter, we recorded a loss of $11,000 to reflect the write-off of deferred debt issuance costs related to debt which was retired in connection with the refinancing of three mortgages. During the same period last year, we recorded a $177,000 of write offs of deferred debt issuance costs.

Net income. During the quarter ended March 31, 2003, net income was $556,000 compared to $342,000 for the first quarter last year, an increase of $214,000. This change was primarily due to an increase in rental revenues and a decrease in interest expense and partially offset by increases in expenses described above.

Effects of Inflation on Operations

We believe the direct effects of inflation on our operations have been inconsequential.

Liquidity and Capital Resources

As of March 31, 2003, our short-term liquidity needs include normal operating requirements, ongoing capital improvements, monthly principal amortization of our debt, repurchase of common units and certain mandatory and voluntary monthly distributions required to be made to our common unit holders. We expect to meet these requirements through net cash provided by operations. However, if needed for repurchase of common units or capital improvements, we may increase debt by refinancing certain mortgage obligations. We do not expect that rent increases upon tenant turnover and lease expiration, subject to market conditions and general economic conditions, will have a significant impact on our short-term liquidity.

Our long-term liquidity requirements include scheduled debt maturities, capital improvements and mandatory and voluntary monthly distributions required to be made to our common unit holders. We anticipate that cash from operations, including the effects of any rent increases, will not be sufficient to meet some of these long-term requirements, such as remaining balances due at loan maturities, and that it may be necessary for us to refinance the mortgages on certain of our properties. There can be no assurance that we will be able to refinance on terms advantageous to JCM Partners, however, especially if interest rates rise in the future.

Our common unit holders will have the right to require us to redeem some or all of their common units in June 2007. In order to fund those redemptions, we will use cash from operations, loan refinancing proceeds, other capital sources and, if necessary, we may be required to liquidate some or all of our assets.

At March 31, 2003, we had unrestricted cash totaling $19,145,000, compared to $14,898,000 at December 31, 2002. This increase is attributable to net cash provided by operations of $3,086,000, net cash used in investing activities of $308,000 and net cash provided by financing activities of $1,469,000.

The terms of certain of our mortgages require impound accounts for the payment of insurance, property taxes, replacement reserves and lender holdbacks on proceeds from new mortgages for immediate repair improvements, as well as scheduled principal and interest payments on the debt. We classify these impound accounts as restricted cash on our balance sheet. Restricted cash for holdbacks, which total approximately $1,009,000 at March 31, 2003, will become unrestricted when repair improvements are completed. At March 31, 2003, our restricted cash totaled $1,991,000 compared to $2,331,000 at December 31, 2002.

Net cash provided by operations during the quarter ended March 31, 2003 was $3,086,000, which reflects net income of $556,000, non-cash depreciation and amortization charges of $2,305,000 and the net increase of the effect of changes in operating assets and liabilities of $225,000.

Net cash used in investing activities consisted of improvements to real estate investments of $308,000, primarily carpet and vinyl replacements.

Net cash provided by financing activities was $1,469,000. This consisted of proceeds received from the refinance of certain mortgage loans of $7,032,000, and uses of cash were as follows: repurchases of common units in the amount of $277,000, principal payments on mortgage notes of $582,000, early payoff of one mortgage note totaling $2,144,000, net deferred financing costs totaling $892,000, distributions to common unit holders in the amount of $1,665,000 and change in other assets of $3,000.

Our long-term debt consists of 48 real estate mortgages totaling $190,074,000 as of March 31, 2003. Each of the mortgages is secured by one of 47 properties with two mortgages secured by the same property. This debt generally requires monthly payments of principal and interest. As of March 31, 2003, the weighted average interest rate on our real estate mortgages was 6.27% compared to 7.15% at the same time last year.

During the first quarter of 2003, we completed the refinancing of three, seven-year, fixed rate loans. The total amount financed was $19,500,000 at 5.21% interest rates. The monthly principal and interest payments are amortized on a 30 year basis. These loans will be due at the end of their seven year term. The balance of the mortgage loans retired was $12,468,000 with a weighted average interest rate of 8.43%. We received net proceeds, including funds held by the lender for required repairs, of $7,032,000 from the issuance of the new mortgage loans. The proceeds were or will be used for the payoff of one mortgage note in the amount of $2,144,000 with an interest rate of 8.28%, lender required repairs, net deferred financing costs, prepayment costs on mortgage payoffs and the repurchase of common units.

To provide our unit holders with additional liquidity, we continue to follow the guidelines adopted by our Board of Managers to allow us to repurchase units from members and to provide information to our members that will allow members to contact each other in order to facilitate trading of units among our members.

During the three months ended March 31, 2003, the Company, through a wholly owned subsidiary, repurchased 268,646 redeemable common units for an aggregate price of $277,000. In April and through May 15, 2003, the Company, through its wholly owned subsidiary, repurchased an additional 104,836 redeemable common units for an aggregate price of $112,000. As of May 15, 2003, the Company’s wholly owned subsidiary owned 7,006,139 common units of the Company.

Changes In Member’s Equity for the Period Ended March 31, 2003

The following schedule reflects the changes in our members’ equity during the three months ended March 31, 2003 for financial reporting purposes:

Balance, December 31, 2002	$77,138,059
Repurchase of Redeemable Common Units	(276,703)
Distributions	(1,665,107)
Net Income	555,960

Balance, March 31, 2003	75,752,209

Dispositions and Acquisitions

In April 2003, the Company listed for sale an 88 unit apartment complex in Rancho Cordova, California for $4,995,000 with the intent of utilizing a Section 1031 (under the Internal Revenue Code of 1986, as amended) reverse exchange to defer tax consequences on the resulting gain from the disposition of the property. As part of the Section 1031 reverse exchange process, the Company also signed an agreement to purchase an apartment complex consisting of 108 units located in Sacramento. The equity from the disposition property will be used as a down payment for the acquired property. The remaining purchase price will be financed through a mortgage loan. Through this exchange process, the Company believes it will increase the potential for growth both in cash flow from operations and in asset appreciation.

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

The following table presents information about our debt obligations at March 31, 2003. The table presents scheduled principal payments and related weighted average interest rates by expected maturity dates.

	2003	2004	2005	2006	2007	Thereafter

Mortgage loans with fixed rates maturing through March 1, 2012(1)	$1,427,286	$1,640,059	$1,722,375	$1,862,654	$3,328,606	$113,433,055
Average interest rate	6.40%	6.40%	6.40%	6.40%	6.40%	6.40%
Mortgage loans with fixed rates that become variable between July 2004 and January 2008 maturing through 2033(2)	$542,965	$577,709	$614,779	$654,984	$7,649,223	$34,120,140
Average interest rate	6.43%	6.43%	6.43%	6.43%	6.43%	6.43%
Mortgage loans with variable rates maturing through 2031(3)	$457,697	$468,861	$481,372	$497,981	$8,314,355	$12,280,341
Average interest rate	5.18%	5.18%	5.18%	5.18%	5.18%	5.18%

(1)	Twenty-nine loans with rates ranging from 5.21% to 7.75%.

(2)	One loan with a rate of 8.69% that increases to 9.19% at January 2004; and seven loans with rates ranging from 4.95% to 7.38% that become variable between July 2004 and January 2008.

(3)	Eleven loans with rates from 3.09% to 10.50% at March 31, 2003.

Item 4.     Controls and Procedures

Within 90 days of the date of this quarterly report, under the supervision and with the participation of Gayle M. Ing, the Company’s Chief Executive Officer, and Cornelius Stam, the Company’s Chief Financial Officer, management carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 of the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective and timely in alerting them to material information relating to the Company required to be included in reports filed or submitted to the Securities and Exchange Commission.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation by the Chief Executive Officer and Chief Financial Officer of the Company, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II.     OTHER INFORMATION

Item 5.     Other Information

Availability of Reports

The Company’s annual reports on Form 10-K, interim reports on Form 10-Q and current reports on Form 8-K are filed with the Securities and Exchange Commission (“SEC”). Copies are mailed by the Company to each of its members shortly after the reports have been filed with the SEC. Copies without exhibits are available free of charge upon written request to the Company at 2151 Salvio Street, Suite 325, Concord, California 94520, Attention: Secretary. The Company does not maintain a website, however, copies can also be obtained from the SEC’s website at www.sec.gov.

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

Date: May 15, 2003

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

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date: May 15, 2003

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

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date: May 15, 2003

EXHIBIT INDEX

Designation	Description

Exhibit 99.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 99.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002