Form 10-Q
period 2003-06-30
JCM PARTNERS LLC
filed 2003-08-14
CIK 1139163

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2003
OR
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

      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes  ☐     No  ☑(1)

      As of August 14, 2003, JCM Partners, LLC had 90,152,151 Class 1 Units outstanding of which 8,020,991 Class 1 Units were owned by the Company’s wholly owned subsidiary.

(1)	The Company did not file a Form 10-Q for the period ending June 30, 2001. However, the Company’s Form 10, filed with the Securities and Exchange Commission on October 3, 2001, contains certain financial information for the six-month period ended June 30, 2001.

JCM PARTNERS, LLC

FORM 10-Q

For the Quarterly Period Ended June 30, 2003

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

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

JCM PARTNERS, LLC

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30,	December 31,
	2003	2002

ASSETS
Real estate investments, net	$251,993,499	$247,759,487
Cash	15,245,550	14,898,425
Restricted cash	3,103,549	2,331,448
Rents receivable	209,726	177,613
Prepaid expenses	688,723	1,176,956
Deferred costs, net	2,337,691	2,131,449
Other assets	1,212,873	967,965

TOTAL ASSETS	$274,791,611	$269,443,343

LIABILITIES AND MEMBERS’ EQUITY
LIABILITIES:
Mortgages payable	$194,766,407	$185,768,625
Tenants’ security deposits	3,165,971	2,847,021
Accounts payable and accrued expenses	1,989,835	2,641,886
Accrued interest	1,010,771	907,686
Unearned rental revenue	195,395	140,066

Total liabilities	201,128,379	192,305,284

MEMBERS’ EQUITY
300,000,000 Units and Preferred Units authorized, 83,126,355 redeemable Class 1 Units, $1 par value and 83,519,494 redeemable Class 1 Units, $1 par value outstanding at June 30, 2003 and December 31, 2002, respectively; no other undesignated Units or Preferred Units authorized or outstanding (See Note 5)	71,298,161	75,632,713
Retained earnings	2,365,071	1,505,346

Total Members’ Equity	73,663,232	77,138,059

TOTAL LIABILITIES AND MEMBERS’ EQUITY	$274,791,611	$269,443,343

See notes to condensed consolidated financial statements.

JCM PARTNERS, LLC

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

	Three Months Ended		Six Months
	June 30,		Ended June 30,

	2003	2002	2003	2002

REVENUES:
Rental	$13,437,558	$13,107,965	$26,604,606	$25,775,538
Interest and other	54,296	172,560	106,472	274,644

Total revenues	13,491,854	13,280,525	26,711,078	26,050,182

OPERATING EXPENSES:
Interest expense	3,037,919	3,529,127	6,045,120	6,979,380
Operating and maintenance	4,447,218	4,178,656	8,247,772	7,644,911
Depreciation and amortization	2,411,074	2,224,003	4,716,239	4,404,374
General and administrative	901,992	939,494	1,901,332	1,921,569
Real estate taxes and insurance	1,395,250	1,236,190	2,695,746	2,498,666
Utilities	994,639	940,653	1,931,085	1,849,515
Prepayment penalty	—	—	303,483	—
Write-off of deferred debt issuance costs	—	—	10,578	177,274

Total expenses	13,188,092	13,048,123	25,851,355	25,475,689

NET INCOME(LOSS)	$303,762	$232,402	$859,723	$574,493

EARNINGS PER UNIT —
Basic and diluted	$0.00	$0.00	$0.01	$0.01

WEIGHTED AVERAGE UNITS
Basic and diluted	83,173,121	86,574,249	83,213,737	88,093,490

See notes to condensed consolidated financial statements.

JCM PARTNERS, LLC

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$859,723	$574,493
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,716,239	4,404,374
Write off of deferred debt issuance costs	10,578	177,274
Loss/gain on disposal of assets	42,475	(61,475)
Effect of changes in:
Restricted cash	(772,101)	(572,246)
Rent receivables	(32,113)	(11,423)
Prepaid expenses	488,233	(227,971)
Deferred costs	(22,767)	(65,325)
Accounts payable and accrued expenses	(652,051)	(42,580)
Accrued interest	103,085	45,365
Unearned rental revenue	55,329	40,585
Other assets	504,821	558,020
Tenants’ security deposits	318,950	175,407

Net cash provided by operating activities	5,620,401	4,994,498

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to real estate investments	(8,783,926)	(1,092,673)
Proceeds from disposal of assets	—	263,265

Net cash used in investing activities	(8,783,926)	(829,408)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of redeemable common units	(412,178)	(3,761,884)
Payments on mortgages payable	(1,190,249)	(1,001,264)
New mortgage on acquired property	5,300,000	—
Payoff of mortgage loans	(2,143,692)	—
Deferred financing costs	(371,119)	389,117
Net proceeds from refinance of mortgages payable	7,031,723	14,079,458
Distributions to Class 1 Unit holders	(3,922,372)	(3,273,521)
Other assets paid	(781,463)	(182,600)

Net cash provided by financing activities	3,510,650	6,249,306

NET INCREASE IN CASH	347,125	10,414,396
CASH, beginning of period	14,898,425	14,248,362

CASH, end of period	$15,245,550	$24,662,758

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION — Cash paid during the period for interest	$5,942,035	$6,934,015

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

2.     REAL ESTATE INVESTMENTS

During May 2003, we listed for sale our office building in San Francisco, California for $5,400,000. The carrying value of the assets (real estate investments) and liabilities (mortgage notes payable) of the property was $4,664,000 and $1,413,000, respectively at June 30, 2003.

3.     MORTGAGES PAYABLE

The Company’s mortgages payable generally require monthly interest and principal payments. The obligations include twenty-nine fixed rate loans and twenty variable rate loans which are secured by deeds of trust on the Company’s real estate investments. The Company is required by the terms of certain of the mortgage loans to maintain lender impound accounts for insurance, property taxes, reserves for property improvements and a bond account which are recorded as restricted cash.

During the three months ended June 30, 2003, the Company completed the financing of one loan in connection with the purchase component of a Section 1031 exchange transaction described in Note 6. The new loan is in the amount of $5,300,000 with a fixed interest rate of 4.6% for the first five years and converts to a variable rate for the last twenty-five years. The loan requires monthly payments of principal and interest.

4.     DISTRIBUTIONS TO MEMBERS

During the three months ended June 30, 2003, the Company made distributions of $2,257,000 to redeemable Class 1 Unit holders.

Pursuant to the Company’s Operating Agreement, the Company is required to make monthly distributions to redeemable Class 1 Unit holders of 1/12 of $0.0775 per unit, or a total of $0.0775 per Class 1 Unit each year. As required by the Operating Agreement, the Company began making these required monthly distributions in July 2002.

On December 10, 2002, the Board of Managers declared a voluntary distribution to be paid monthly in an amount equal to 1/12 of $0.0025 per Class 1 Unit (“Voluntary Distribution”). The Voluntary Distribution remains in effect until it is terminated by the Board of Managers.

In April 2003, the Company paid $105,000 to the California Franchise Tax Board on behalf of its non-California Class 1 Unit holders who had been allocated income deemed taxable by the State of California. An equal and compensating amount of $.0071 per Class 1 Unit totaling $538,000 was paid to all other Class 1 Unit holders for whom the Company was not required to make a California tax deposit.

5.     REPURCHASE OF REDEEMABLE CLASS 1 UNITS

During the three months ended June 30, 2003, the Company, through a wholly owned subsidiary, repurchased 124,493 redeemable Class 1 Units for an aggregate price of $135,475. All Class 1 Units owned by the subsidiary are considered outstanding under the Company’s Operating Company Agreement for all purposes, including voting and participation in mandatory and other distributions paid by the Company. However, for financial reporting purposes, the Class 1 Units are not considered outstanding and any distributions paid to the subsidiary are eliminated in consolidation. Accordingly, for financial reporting purposes, the number of redeemable Class 1 Units outstanding at June 30, 2003 is the number of redeemable Class 1 Units outstanding minus the Class 1 Units owned by the Company’s subsidiary. However, for all other purposes, the Company has 90,152,151 redeemable Class 1 Units outstanding. Repurchases of redeemable Class 1 Units were recorded against the members’ equity balance.

In July 2003 and through August 14, 2003, the Company, through its wholly owned subsidiary, repurchased an additional 995,195 redeemable Class 1 Units for an aggregate price of $1,174,606. As of August 14, 2003, the Company’s wholly owned subsidiary owned 8,020,991 Class 1 Units of the Company.

6.     SECTION 1031 EXCHANGE

In May 2003, as part of a Section 1031 (of the Internal Revenue Code of 1986, as amended) reverse exchange process, the Company purchased an apartment complex consisting of 108 units located in Sacramento for $7,900,000. In July 2003, the Company sold an 88 unit apartment complex in Rancho Cordova, California for $5,045,000 with the intent to defer tax consequences on the resulting gain from the sale of the property. The equity from the property sold was used as the down payment for the newly acquired property. The remaining purchase price was financed with a mortgage loan.

The carrying amount of the assets (real estate investments) and liabilities (mortgage notes payable) of the property sold was $2,087,000 and $1,436,000, respectively at June 30, 2003.

7.     CONTINGENCY AND LEGAL MATTERS

As of June 30, 2003, the Company is not aware of any litigation threatened against the Company other than routine litigation arising out of the ordinary course of business, some of which is expected to be covered by liability insurance, and none of which is expected to have a material adverse effect on the consolidated financial statements of the Company.

8.     RECLASSIFICATIONS

Reclassifications were made to the 2002 condensed financial statements to conform to the 2003 presentation.

9.     CHANGES IN CAPITAL STRUCTURE AND OPERATING AGREEMENT

On June 25, 2003, the Members of the Company approved certain amendments to the Company’s Limited Liability Company Agreement, including renaming the agreement, the Amended and Restated Operating Agreement (herein, “Operating Agreement”).

As a result of the amendments, the Common Units are now referred to as Class 1 Units. All existing Common Units have been renamed Class 1 Units. All other authorized, but unissued Units are now considered undesignated Units. The Company’s Board of Managers has the authority to issue those Units with such rights, privileges, preferences and restrictions as the Board of Managers may determine, without further Member approval. Class 1 Units have certain additional protections with respect to the Board of Manager’s rights to issue undesignated Units or Preferred Units.

In addition, as a result of the amendments, distributions made in the event of the Company’s total liquidation are now based upon Members’ percentage interests rather than on Members’ capital accounts. The amendments also changed voting provisions in the Company’s Operating Agreement, so that actions that have been approved by the Company’s Board of Managers, except for any merger, consolidation or voluntary dissolution of the Company, need only be approved by a majority of the Units (or any class, classes or series thereof entitled to vote on the matter either separately or together as a single group) in attendance at a meeting in which a quorum is present. The amendments further provide that matters not first approved by the

Company’s Board of Managers may only be approved by a majority of the outstanding Units pursuant to a vote at a meeting of the Members and not by written consent.

The amendments also changed the Operating Agreement so that restrictions on Members’ ability to transfer Units are now incorporated by reference from the Company’s Bylaws and Transfer Application. Finally, the amendments amended and restated the Agreement to redraft the Agreement in “plain English”, to conform certain of the provisions regarding tax matters to the Company’s actual practice, to eliminate redundancies, and in general, make the Agreement more “user-friendly”.

******

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains forward-looking statements and should be read in conjunction with the Consolidated Financial Statements and Notes set forth in Item 1 above. See our statement that is set forth after the Table of Contents regarding forward-looking statements.

Results of Operations

Overview

Total revenues increased $211,000 or 2% year-over-year for the second quarter ended June 30, 2003. Occupancy in our apartment communities decreased slightly and we continue to see some softening in the sub-market areas closest to San Francisco where the slowdown in the technology sector has had a negative impact on rental prices. During this period, occupancy decreased substantially in our commercial properties, primarily at office buildings located in Concord and San Francisco, California.

Net income increased $72,000 for the three months ended June 30, 2003 compared to the same period in 2002. The increase was due to higher total revenues partially offset by higher total expenses.

Property Occupancy

The table below sets forth the overall weighted average occupancy levels for our properties, by type of property, at June 30, 2003, December 31, 2002 and June 30, 2002. The weighted average occupancy for the apartment communities is calculated by dividing the total occupied units by the total units in the portfolio at the end of each period. For the commercial properties, the weighted average occupancy is calculated by dividing the total occupied square footage by the total square footage in the commercial portfolio at the end of each period.

	Occupancy at	Occupancy at	Occupancy at
	June 30,	December 31,	June 30,
Property Type	2003	2002	2002

Apartment Communities	95.4%	95.7%	96.0%
Commercial Properties	77.4%	88.3%	89.2%

The overall weighted average occupancy level for our entire property portfolio as of June 30, 2003 was 92.0%, compared to 94.7% at June 30, 2002.

The overall slowdown of the California economy affected the occupancy at our apartment communities in the quarter ending June 30, 2003 as our occupancy decreased to 95.4%. We believe the occupancy will remain relatively stable at this level for the remainder of this year due to a successful management implemented cross-marketing program, resident referral program, resident retention focus and rent concession incentives.

Our future occupancy rates will be subject to numerous factors, many of which are outside of our control. The remainder of 2003 will continue to be challenging on the leasing front. The overall slowdown of the California economy, the California deficit and other factors are impacting our sub-markets. Forecasts in trade journals and marketing reports indicate a relatively stable and flat year for rents with optimism for a pick up at the end of 2003 to early 2004. A large unknown factor for our portfolio will be how California’s large budget deficit will impact local economies as funding cuts roll downward. Consumers are carefully considering how much they are willing to spend on housing, which is putting pressure on rents. In addition, historically low mortgage rates have enabled more renters to purchase homes. If mortgage rates continue to increase, we anticipate slightly less pressure on rents, as renters may be less able to purchase homes. The number of rent inquiries has decreased during the current period compared to prior periods and qualified potential residents continue to be difficult to find. Our market surveys indicate that vacancies have increased at our competitors and a number of competitors have decreased asking rents, as we have done at some selected properties in order to remain competitive. Many of our competitors give rent concessions and we give them as well at selected properties. Accordingly, there can be no assurance that our future occupancy or rental rates will not be significantly less than our occupancy and rental rates at June 30, 2003.

As reported last quarter, decreased occupancy at our commercial properties is primarily due to the vacating of three tenants, whose leases accounted for a combined total of 30,000 square feet, from our Concord and San Francisco office buildings. One of these tenants, on lease through July 31, 2007, owes rent from February 1, 2003. The tenant claims they had an option to cancel the lease which we dispute and we are pursuing collection of rent owed.

Market conditions for leased space in commercial buildings remain considerably weakened in the San Francisco Bay Area. The general economic decline and job loss in the technology industry have significantly reduced demand for commercial buildings in most San Francisco Bay Area sub-markets. Vacancy rates have gone up and rents have come down considerably from the peaks reached in early 2000. The possibility of a worsening economic slowdown, a continuation of the California budget problem, the technology-based recession or continuation of current economic conditions may result in higher vacancy rates, lower prevailing rents, increased rent concessions and/or more tenant defaults and bankruptcies.

Funds From Operations

We use a supplemental performance measure, Funds from Operations (“FFO”), along with net income, to report operating results. We believe that in our industry, FFO provides relevant information about operations and is useful, along with net income, for an understanding of our operating results. The Company believes that FFO is useful as a measure of the performance of the Company because, along with cash flows from operations, investing activities, and financing activities, it provides an understanding of the ability of the Company to incur and service debt, make capital expenditures, and make distributions to members.

FFO is calculated by making various adjustments to net income. Depreciation, amortization and write off of deferred debt issuance costs are added back to net income as they represent non-cash charges. In addition, gains on sale of real estate investments and extraordinary items are excluded from the FFO calculation. FFO is not a measure of operating results or cash flows from operating activities as defined by accounting principles generally accepted in the United States of America. Further, FFO is not necessarily indicative of cash available to fund cash needs and should not be considered as an alternative to cash flows as a measure of liquidity.

	Three months ended		Six months ended
	June 30,		June 30,

	2003	2002	2003	2002

Net income(loss)	$303,762	$232,402	$859,723	$574,493
Deduct Unusual Gain:
Sale of Property	—	(61,475)	—	(61,475)
Add write off of deferred debt issuance costs	—	—	10,578	177,274
Add depreciation and amortization:
Real property	2,300,207	2,142,141	4,507,439	4,224,115
Capitalized leasing expenses	23,337	25,169	46,674	43,222

Funds from operations	$2,627,306	$2,338,237	$5,424,414	$4,957,629

Funds from operations per Class 1 Unit	$0.03	$0.03	$0.07	$0.06

Earnings per Class 1 Unit (per Income Statement)	$0.00	$0.00	$0.01	$0.01

Weighted average Class 1 Units	83,173,121	86,574,249	83,213,737	88,093,490

For the quarter ending June 30, 2003, FFO was $2,627,000 as compared to $2,338,000 for the same quarter last year, an increase of approximately 12.4% or $289,000.

Three Months Ended June 30, 2003 Compared to 2002

REVENUE

Total rental revenue for the three months ended June 30, 2003 was $13,438,000, up approximately 3% from $13,108,000 for the same quarter last year. This increase is primarily attributable to increased average monthly rental rates for our apartment communities and commercial properties and rental revenue of $114,000 from a property purchased in May 2003, partially offset by lower occupancy. The possibility of a worsening economic slowdown, a continuing impact of California’s budget deficit or recession or continuation of current economic conditions may result in higher vacancy rates, lower prevailing rents, increased rent concessions and/or more tenant defaults and bankruptcies.

During the second quarter 2003, rental revenue generated by our apartment communities was $12,443,000, up approximately 5% from $11,875,000 for the second quarter last year. The increase was primarily attributable to higher rents and rental revenue from a property purchased in May 2003, partially offset by lower occupancy.

Rental revenue generated by our commercial properties was $995,000, down approximately 19% from $1,233,000 in the same quarter last year. The decrease is primarily attributable to lower occupancy, as discussed above, and lower building operating costs billable to tenants. One of the tenants that vacated is on lease through July 31, 2007 and owes rent from February 1, 2003. The tenant claims that they had an option to cancel the lease which we dispute and we are pursuing collection of rent owed. The unpaid rent of approximately $43,000 per month is not included as accrued revenues on the consolidated statement of operations. The Company believes the tenant is solvent.

During the three months ended June 30, 2003, the average monthly rental rate per square foot for same-store apartment communities and commercial properties on a combined basis increased by approximately 0.3%. Same store properties are defined as those properties owned by us during all months of the reporting periods. Average monthly rental rates are defined as contract rents for occupied units plus market rents for vacant units divided by the total square footage in the portfolio at the end of the reporting periods. The increase reflects our strategy of seeking to increase cash flow through rent increases. Our ability to continue to increase rents will largely depend on the changes in the real estate market and on general economic conditions in the areas in which we own properties.

At June 30, 2003, the average monthly rental rate per square foot of our same-store apartment communities was $1.04, compared to $1.01 at June 30, 2002. This increase was attributable to increased rents both to existing tenants upon lease expiration and to new tenants upon move in. At June 30, 2003, the average monthly rental rate per square foot at our newly acquired property was $1.04.

At June 30, 2003, the average monthly rental rate per square foot of our same-store commercial properties was $1.25, compared to $1.22 at June 30, 2002. This increase was attributable to increased rents as included in existing leases or as negotiated in lease renewals with existing tenants and/or in leases with new tenants.

Interest and other revenue decreased by $118,000 for the three months ended June 30, 2003 as compared to the same period last year mainly due to lower cash balances and lower interest rates.

EXPENSES

Our total expenses were $13,188,000 for the three months ended June 30, 2003, as compared to $13,048,000 for the three months ended June 30, 2002, an increase of approximately 1%. This change was due to increases in operating and maintenance costs, depreciation and amortization expense, real estate taxes and insurance expenses, utilities expense and incremental expenses from the property purchased in May 2003, partially offset by a decrease in interest expense and general and administrative expenses in the three months ended June 30, 2003.

Interest expense. In the second quarter 2003, interest expense was $3,038,000, down from $3,529,000 for the same period last year, a decrease of 14%. This reduction was primarily due to lower interest rates on mortgages payable than the second quarter of 2002, partially offset by higher loan balances.

Operating and maintenance expenses. For the quarter, operating and maintenance expenses were $4,447,000, up from $4,179,000 from the second quarter last year, an increase of approximately 6%. This change was primarily attributable to the increased expenditures for our ongoing apartment rehabilitation program and additional expenditures on deferred maintenance projects. During the current quarter, approximately $1,224,000 was expended for these items compared to $1,095,000 for the same period last year. Operating and maintenance expense for the current quarter this year also included $57,000 expended on our additional new property acquired in May 2003.

Depreciation and amortization expenses. During the second quarter in 2003, depreciation and amortization expense was $2,411,000, as compared to $2,224,000 for the second quarter in 2002, an increase of approximately 8%. Our new property accounted for $69,000 of this increase with the remainder primarily attributable to an increase in real estate investments due to capitalization of property improvements and capitalized loan fees from the refinance of mortgage loans.

General and administrative expenses. General and administrative expenses were $902,000 for the quarter, down from $939,000 for the same period last year, a decrease of approximately 4%. This decrease is primarily due to lower professional fees.

Real estate taxes and insurance expenses. In the quarter, real estate taxes and insurance expenses were $1,395,000, up from $1,236,000 for the same period last year, an increase of approximately 13%. This change was mainly attributable to an increase in workers compensation insurance costs and real estate taxes.

Utility expenses. Utility expenses were $995,000 for the quarter, as compared to $941,000 for the same quarter last year, an increase of 6%. This change was due primarily to higher natural gas prices.

NET INCOME

Net income. During the quarter ended June 30, 2003, net income was $304,000 compared to $232,000 for the second quarter last year, an increase of $72,000. This change was primarily due to an increase in rental revenues, partially offset by increases in expenses described above.

Six Months Ended June 30, 2003 Compared to 2002

REVENUE

Total rental revenue for the six months ended June 30, 2003 was $26,605,000, up approximately 3% from $25,776,000 for the six months ended June 30, 2002.

During the six months ended June 30, 2003, rental revenue generated by our apartment communities was $24,518,000, up approximately 4% from $23,552,000 for the six months ended June 30, 2002. This change is primarily attributable to higher rental rates and to rental revenue of $114,000 from a property purchased in May 2003, partially offset by lower occupancy.

During the six months ended June 30, 2003, rental revenue generated by our commercial properties was $2,086,000, down approximately 6% from the $2,224,000 generated last year in the same period. This change is attributable to lower occupancy and a decrease in building operating costs billable to tenants.

During the six months ended June 30, 2003, rental rates for same-store apartment communities and commercial properties on a combined basis increased by approximately 0.7%.

EXPENSES

Our total expenses were $25,851,000 for the six months ended June 30, 2003, as compared to $25,476,000 for the six months ended June 30, 2002, an increase of approximately 1%. This change was due to increases in operating and maintenance costs, real estate taxes and insurance costs, depreciation and amortization expenses, utilities expenses and prepayment penalties, partially offset by decreases in interest expense, general and administrative expenses and write-off of deferred debt issuance costs in the six months ended June 30,

2003. The new property purchased in May, 2003 accounted for $165,000 of the expenses for the six months ended June 30, 2003.

Interest expense. In the six months ended June 30, 2003, interest expense was $6,045,000, down from $6,979,000 for the six months ended June 30, 2002, a decrease of approximately 13%. This change was attributable to lower average interest rates on mortgages payable, partially offset by higher loan balances.

Operating and maintenance expenses. During the six months ended June 30, 2003, operating and maintenance expenses were $8,248,000, up from $7,645,000 for the same period last year, an increase of approximately 8%. The change was primarily attributable to the increased expenditures for our ongoing apartment rehabilitation program and additional expenditures on deferred maintenance projects. During the six months ended June 30, 2003, approximately $1,999,000 was expended for these items, including $291,000 for lender required repairs related to refinancing certain mortgage loans, an increase of $354,000 over the same period last year.

Depreciation and amortization expenses. During the six months ended June 30, 2003, depreciation and amortization expense was $4,716,000, as compared to $4,404,000 for the six months ended June 30, 2002, an increase of approximately 7%. The new property purchased in May 2003 accounted for $69,000 of this increase with the remainder primarily attributable to an increase in real estate investments due to capitalization of property improvements and capitalized loan fees from the refinance of mortgage loans.

General and administrative expenses. General and administrative expenses were $1,901,000 for the six months ended June 30, 2003, down from $1,922,000 for the same period last year, a decrease of approximately 1% attributable to lower professional fees.

Real estate taxes and insurance expenses. In the six months ended June 30, 2003, real estate taxes and insurance expenses were $2,696,000, up from $2,499,000 for the six months ended June 30, 2002, an increase of approximately 8%. This change is mainly attributable to an increase in workers compensation insurance costs and real estate taxes.

Utility expenses. Utility expenses were $1,931,000 for the six months ended June 30, 2003, as compared to $1,850,000 for the same period last year, an increase of approximately 4%. The change was primarily attributable to higher natural gas prices.

Prepayment penalty. During the six months ended June 30, 2003, we recorded $303,000 of prepayment penalties related to debt which was retired in connection with the refinancing of three mortgages.

Write-off of deferred debt issuance costs. During the six months ended June 30, 2003, we recorded a loss of $11,000 to reflect the write-off of deferred debt issuance costs related to debt which was retired in connection with the refinancing of three mortgages. During the same period last year, we recorded $177,000 of write-offs of deferred debt issuance costs.

NET INCOME

Net income. During the six months ended June 30, 2003, net income was $860,000 compared to $574,000 for the six months ended June 30, 2002, an increase of approximately 50%. This change was primarily due to increases in revenues, partially offset by increases in total expenses described above.

Effects of Inflation on Operations

We believe the direct effects of inflation on our operations have been inconsequential.

Liquidity and Capital Resources

As of June 30, 2003, our short-term liquidity needs include normal operating requirements, ongoing capital improvements, monthly principal amortization of our debt, repurchase of Class 1 Units and certain mandatory and voluntary monthly distributions made to our Class 1 Unit holders. We expect to meet these requirements through net cash provided by operations. However, if needed for repurchase of Class 1 Units or capital improvements, we may increase debt by refinancing certain mortgage obligations. We do not expect that rent increases upon tenant turnover and lease expiration, subject to market conditions and general economic conditions, will have a significant impact on our short-term liquidity.

Our long-term liquidity requirements include scheduled debt maturities, capital improvements and mandatory and voluntary monthly distributions made to our Class 1 Unit holders. We anticipate that cash from operations, including the effects of any rent increases, will not be sufficient to meet some of these long-term requirements, such as remaining balances due at loan maturities, and that it may be necessary for us to refinance the mortgages on certain of our properties. However, there can be no assurance that we will be able to refinance on terms advantageous to JCM Partners, especially if interest rates rise in the future.

Our Class 1 Unit holders will have the right to require us to redeem some or all of their Class 1 Units in June 2007. In order to fund those redemptions, we will use cash from operations, loan refinancing proceeds, other capital sources and, if necessary, we may be required to liquidate some or all of our assets.

At June 30, 2003, we had unrestricted cash totaling $15,246,000, compared to $14,898,000 at December 31, 2002. This increase is attributable to net cash provided by operations of $5,620,000, net cash used in investing activities of $8,784,000 and net cash provided by financing activities of $3,511,000.

The terms of certain of our mortgages require impound accounts for the payment of insurance, property taxes, replacement reserves and lender holdbacks on proceeds from new mortgages for immediate repair improvements, as well as scheduled principal and interest payments on the debt. We classify these impound accounts as restricted cash on our balance sheet. Restricted cash for holdbacks, which total approximately $1,542,000 at June 30, 2003, will become unrestricted when repair improvements are completed. At June 30, 2003, our restricted cash totaled $3,104,000 compared to $2,331,000 at December 31, 2002.

Net cash provided by operations for the six months ended June 30, 2003 was $5,620,000, which reflects net income of $860,000, non-cash depreciation and amortization charges of $4,716,000 and the net decrease of the effect of changes in operating assets and liabilities of $44,000.

Net cash used in investing activities consisted of additions to real estate investments of $8,784,000, which was primarily the acquisition of a new property in Sacramento, California.

Net cash provided by financing activities was $3,511,000. This consisted of proceeds received from the refinance of certain mortgage loans of $7,032,000 and the addition of a new mortgage of $5,300,000. The uses of cash were as follows: distributions to Class 1 Unit holders in the amount of $3,922,000, early payoff of one mortgage note totaling $2,144,000, principal payments on mortgage notes of $1,190,000, change in other assets of $781,000 that is primarily cash in transit for repurchase of additional Class 1 Units, net deferred financing costs totaling $371,000 and repurchases of Class 1 Units in the amount of $412,000.

Our long-term debt consists of 49 real estate mortgages totaling $194,766,000 as of June 30, 2003. Each of the mortgages is secured by one of 48 properties with two mortgages secured by the same property. This debt generally requires monthly payments of principal and interest. As of June 30, 2003, the weighted average interest rate on our real estate mortgages was 6.21% compared to 7.14% at the same time last year.

During the three months ended June 30, 2003, the Company completed the financing of one loan in connection with the purchase component of a Section 1031 exchange transaction. The new loan is in the amount of $5,300,000 with a fixed interest rate of 4.6% for the first five years and converts to a variable rate for the last twenty-five years. The loan requires monthly payments of principal and interest.

To provide our Class 1 Unit holders with additional liquidity, we continue to follow the guidelines adopted by our Board of Managers to allow us to repurchase Class 1 Units from members and to provide information to our members that will allow members to contact each other in order to facilitate trading of Class 1 Units among our members.

During the three months ended June 30, 2003, the Company, through a wholly owned subsidiary, repurchased 124,493 redeemable Class 1 Units for an aggregate price of $135,475. In July and through August 14, 2003, the Company, through its wholly owned subsidiary, repurchased an additional 995,195 redeemable Class 1

Units for an aggregate price of $1,174,606. As of August 14, 2003, the Company’s wholly owned subsidiary owned 8,020,991 Class 1 Units of the Company.

Changes In Member’s Equity for the Period Ended June 30, 2003

The following schedule reflects the changes in our members’ equity during the six months ended June 30, 2003 for financial reporting purposes:

Balance, January 1, 2003	$77,138,059
Repurchase of Redeemable Class 1 Units	(412,178)
Distributions	(3,922,372)
Net Income	859,723

Balance, June 30, 2003	$73,663,232

Section 1031 Exchange

In May 2003, as part of a Section 1031 (of the Internal Revenue Code of 1986, as amended) reverse exchange process, the Company purchased an apartment complex consisting of 108 units located in Sacramento for $7,900,000. In July 2003, the Company sold an 88 unit apartment complex in Rancho Cordova, California for $5,045,000 with the intent to defer tax consequences on the resulting gain from the sale of the property. The equity from the property sold was used as the down payment for the newly acquired property. The remaining purchase price was financed with a mortgage loan.

The carrying amount of the assets (real estate investments) and liabilities (mortgage notes payable) of the property sold was $2,087,000 and $1,436,000, respectively at June 30, 2003

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

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

The following table presents information about our debt obligations at June 30, 2003. The table presents scheduled principal payments and related weighted average interest rates by expected maturity dates.

	2003	2004	2005	2006	2007	Thereafter

Mortgage loans with fixed rates maturing through March 1, 2012(1)	$1,427,286	$1,640,059	$1,722,375	$1,862,654	$3,328,606	$113,121,391
Average interest rate	6.40%	6.40%	6.40%	6.40%	6.40%	6.40%
Mortgage loans with fixed rates that become variable between July 2004 and January 2008 maturing through 2033(2)	$626,969	$665,660	$706,861	$751,392	$7,750,160	$38,824,597
Average interest rate	6.24%	6.24%	6.24%	6.24%	6.24%	6.24%
Mortgage loans with variable rates maturing through 2031(3)	$457,697	$468,861	$481,372	$497,981	$8,314,355	$12,118,129
Average interest rate	5.09%	5.09%	5.09%	5.09%	5.09%	5.09%

(1)	Twenty-nine loans with rates ranging from 5.21% to 7.75%.

(2)	One loan with a rate of 8.69% that increases to 9.19% at January 2004; and eight loans with rates ranging from 4.60% to 7.38% that become variable between July 2004 and January 2008.

(3)	Eleven loans with rates from 3.09% to 10.50% at June 30, 2003.

Item 4.     Controls and Procedures

Under the supervision and with the participation of Gayle M. Ing, the Company’s Chief Executive Officer, and Cornelius Stam, the Company’s Chief Financial Officer, management carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective and timely in alerting them to material information relating to the Company required to be included in reports filed or submitted to the Securities and Exchange Commission.

There has been no change in the Company’s internal control over financial reporting during the period covered by this report that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.     OTHER INFORMATION

Item 2.     Changes in Securities and Use of Proceeds

See our Form 8-K (June 25, 2003 event date) filed on July 25, 2003, which describes the changes to our Operating Agreement, Bylaws and Transfer Application, which information is incorporated herein by reference.

Item 4.     Submission of Matters to a Vote of Security Holders

See our Form 8-K referred to in Part II, Item 2 above for the results of our Annual Meeting of Members held on June 25, 2003, which information is incorporated herein by reference.

Item 6.     Exhibits and Reports on Form 8-K

      (a) Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      (b) Reports on Form 8-K

We filed a Form 8-K on July 25, 2003 (June 25, 2003 event date) reporting on the matters discussed in Part II, Items 2 and 4 above.

We also filed a Form 8-K on July 3, 2003 (June 26, 2003 event date) reporting on a change in our auditors.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JCM Partners, LLC

Date: August 14, 2003

By:	/s/ GAYLE M. ING

Gayle M. Ing
President and Chief Executive Officer

By:	/s/ CORNELIUS STAM

Cornelius Stam
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Designation	Description

Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002