Form 10-Q
period 2003-09-30
JCM PARTNERS LLC
filed 2003-11-14
CIK 1139163

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2003
OR
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

(925) 676-1966

Registrant’s telephone number, including area code:

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

      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes  ☐     No  ☑(1)

      As of November 14, 2003, JCM Partners, LLC had 90,152,151 Class 1 Units outstanding of which 10,306,596 Class 1 Units were owned by the Company’s wholly owned subsidiary.

(1)	The Company did not file a Form 10-Q for the period ending June 30, 2001. However, the Company’s Form 10, filed with the Securities and Exchange Commission on October 3, 2001, contains certain financial information for the six-month period ended June 30, 2001.

JCM PARTNERS, LLC

FORM 10-Q

For the Quarterly Period Ended September 30, 2003

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

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

JCM PARTNERS, LLC

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30,	December 31,
	2003	2002

ASSETS
Real estate investments, net	$243,368,823	$243,064,747
Real estate investments held for sale, net	4,648,162	4,694,740
Cash	16,173,739	14,898,425
Restricted cash	3,429,008	2,331,448
Rents receivable	297,874	177,613
Prepaid expenses	381,547	1,176,956
Deferred costs, net	2,265,441	2,131,449
Other assets	2,911,815	967,965

TOTAL ASSETS	$273,476,409	$269,443,343

LIABILITIES AND MEMBERS’ EQUITY
LIABILITIES:
Mortgages payable	$192,775,600	$185,768,625
Tenants’ security deposits	2,928,884	2,847,021
Accounts payable and accrued expenses	1,959,210	2,641,886
Accrued interest	993,733	907,686
Accrued real estate taxes	860,024	—
Unearned rental revenue	157,799	140,066

Total liabilities	199,675,250	192,305,284

MEMBERS’ EQUITY
300,000,000 Units and Preferred Units authorized, 82,071,330 redeemable Class 1 Units, $1 par value and 83,519,494 redeemable Class 1 Units, $1 par value outstanding at September 30, 2003 and December 31, 2002, respectively; no undesignated Units or Preferred Units authorized or outstanding, other than Class 2 Units, $1 par value and Class 3 Units, $1 par value, authorized but not outstanding at September 30, 2003 and not authorized nor outstanding at December 31, 2002 (See Note 5 and 8)	68,395,386	75,632,713
Retained earnings	5,405,773	1,505,346

Total Members’ Equity	73,801,159	77,138,059

TOTAL LIABILITIES AND MEMBERS’ EQUITY	$273,476,409	$269,443,343

See notes to condensed consolidated financial statements.

JCM PARTNERS, LLC

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

REVENUES:
Rental	$13,229,746	$12,846,018	$39,235,273	$37,952,684
Interest and other	49,168	94,485	155,639	307,654

Total revenues	13,278,914	12,940,503	39,390,912	38,260,338

OPERATING EXPENSES:
Interest expense	2,996,925	3,526,972	8,911,561	10,373,971
Operating and maintenance	4,244,032	4,257,649	12,207,846	11,676,047
Depreciation and amortization	2,340,436	2,182,189	6,974,410	6,507,745
General and administrative	866,431	779,163	2,766,163	2,697,272
Real estate taxes and insurance	1,423,231	1,275,004	4,041,602	3,707,975
Utilities	1,070,979	952,046	2,935,111	2,719,468
Prepayment penalty	—	—	303,483	—
Write-off of deferred debt issuance costs	—	35,423	10,578	212,696

Total expenses	12,942,034	13,008,446	38,150,754	37,895,174

Income (Loss) before discontinued operations	336,880	(67,943)	1,240,158	365,164

Discontinued operations:
Gain on sales	2,734,914	—	2,734,914	61,475
Discontinued operations, net	(31,089)	1,548	(74,645)	81,459

Income from discontinued operations	2,703,825	1,548	2,660,269	142,934

NET INCOME(LOSS)	$3,040,705	$(66,395)	$3,900,427	$508,098

Income per outstanding unit:
From continuing operations	$0.01	$0.00	$0.02	$0.01
From discontinued operations	$0.03	$0.00	$0.03	$0.00

NET INCOME PER UNIT —
Basic and diluted	$0.04	$0.00	$0.05	$0.01

WEIGHTED AVERAGE UNITS OUTSTANDING —
Basic and diluted	82,222,043	85,019,629	82,878,311	86,363,769

See notes to condensed consolidated financial statements.

JCM PARTNERS, LLC

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September
	2003	30, 2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,900,427	$508,098
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of property	(2,734,914)	(61,475)
Loss on disposal of assets	53,553	39,479
Depreciation and amortization	6,974,410	6,507,745
Depreciation and amortization from discontinued operations	100,808	118,782
Write off of deferred debt issuance costs	10,578	212,696
Effect of changes in:
Restricted cash	(1,097,560)	(1,775,442)
Rent receivables	(120,261)	(62,133)
Prepaid expenses	795,409	(25,580)
Deferred costs	(41,853)	(77,291)
Accounts payable and accrued expenses	(682,676)	(197,988)
Accrued interest	86,047	(25,900)
Unearned rental revenue	17,733	48,033
Accrued real estate taxes	860,024	811,633
Other assets	265,983	568,804
Tenants’ security deposits	81,863	204,791

Net cash provided by operating activities	8,469,571	6,794,252

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to real estate investments	(9,405,166)	(1,760,307)
Proceeds from disposal of assets	5,070,334	263,265

Net cash used in investing activities	(4,334,832)	(1,497,042)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of redeemable Class 1 Units	(1,670,546)	(4,295,186)
Payments on mortgages payable	(1,746,704)	(1,507,102)
New mortgage on acquired property	5,300,000	—
Payoff of mortgage loans	(3,578,044)	(7,968,796)
Deferred financing costs	(371,121)	37,728
Net proceeds from refinance of mortgages payable	7,031,723	16,065,129
Distributions to Class 1 Unit holders	(5,566,781)	(4,920,759)
Other assets paid	(2,257,952)	—

Net cash used in financing activities	(2,859,425)	(2,588,986)

NET INCREASE IN CASH	1,275,314	2,708,224
CASH, beginning of period	14,898,425	14,248,362

CASH, end of period	$16,173,739	$16,956,586

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION — Cash paid during the period for interest	$9,002,824	$10,439,038

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

2.     DISCONTINUED OPERATIONS

For properties accounted for under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144), the results for properties sold during the period or designated as held for sale at the end of the period are required to be classified as discontinued operations. The property-specific components of net earnings that are classified as discontinued operations include all property-related revenues and operating expenses, depreciation expense recognized prior to the classification as held for sale, and property specific interest expense to the extent there is secured debt on the property, as well as the net gain or loss on disposal.

In May 2003, we listed for sale our office building in San Francisco, California for $5,400,000. The carrying value of the assets (real estate investments held for sale) and liabilities (mortgage notes payable) of the property was $4,648,000 and $1,411,000, respectively at September 30, 2003.

During the third quarter of 2003, JCM Partners sold Rose Glen, an 88 unit complex in Rancho Cordova, California. Rose Glen was sold for $5,045,000, resulting in a gain of approximately $2,735,000. In the second quarter of 2002, we sold a parcel of land in Napa, California for $280,000, for a gain of approximately $61,000.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Rental revenues	$179,629	$336,378	$778,708	$1,005,250
Interest and other	14,395	—	14,395	—
Interest expense	(46,828)	(65,786)	(177,312)	(198,167)
Operating and maintenance	(99,314)	(155,055)	(383,271)	(381,567)
Depreciation and amortization	(18,543)	(39,965)	(100,808)	(118,782)
General and administrative	—	—	(1,600)	(3,461)
Real estate taxes and insurance	(30,765)	(32,673)	(108,140)	(98,369)
Utilities	(29,663)	(41,351)	(96,617)	(123,445)
Gain on sales	2,734,914	—	2,734,914	61,475

Total discontinued operations	$2,703,825	$1,548	$2,660,269	$142,934

3.     MORTGAGES PAYABLE

The Company’s mortgages payable generally require monthly interest and principal payments. The obligations include twenty-eight fixed rate loans and twenty variable rate loans which are secured by deeds of trust on the Company’s real estate investments. The Company is required by the terms of certain of the mortgage loans to maintain lender impound accounts for insurance, property taxes, reserves for property improvements and a bond account which are recorded as restricted cash.

During the three months ended September 30, 2003, the Company paid off one loan with a remaining balance of $1,434,000 from proceeds of the Rose Glen sale referred to in note 2 above. Rose Glen was the sale component of a Section 1031 exchange transaction.

4.     DISTRIBUTIONS TO MEMBERS

During the three months ended September 30, 2003, the Company made distributions of $1,644,000 to redeemable Class 1 Unit holders.

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

Pursuant to a Certificate of Designations of Class 2 Units authorized by the Board of Managers on September 24, 2003, the Company is required to make monthly distributions to redeemable Class 2 Unit holders of 1/12 of $0.0800 per Class 2 Unit, or a total of $0.0800 per Class 2 Unit each year. Pursuant to a Certificate of Designations of Class 3 Units, authorized by the Board of Managers on September 24, 2003, the Company is required to make monthly distributions to Class 3 Unit holders of 1/12 of $0.0825 per Class 3 Unit, or a total of $0.0825 per Class 3 Unit each year. As of September 30, 2003, there were no Class 2 Units or Class 3 Units outstanding. However, upon the conversion of Class 1 Units into Class 2 Units and/or Class 3 Units, the Company will begin making these required monthly distributions to the holders of record of Class 2 and Class 3 Units. The Class 2 and Class 3 Units are also entitled to receive Voluntary Distributions in the same amount as the Class 1 Units, or 1/12 of $0.0025 per Class 2 or Class 3 Unit per month. Voluntary Distributions for the Class 2 and Class 3 Units remain in effect until they are terminated by the Board of Managers. Voluntary Distributions for the Class 2 and Class 3 Units may only be terminated if the Class 1 Voluntary Distribution is also terminated.

5.     REPURCHASE OF REDEEMABLE CLASS 1 UNITS

During the three months ended September 30, 2003, the Company, through a wholly owned subsidiary, repurchased 1,055,025 redeemable Class 1 Units for an aggregate price of $1,258,368. All Class 1 Units owned by the subsidiary are considered outstanding under the Company’s Operating Company Agreement for all purposes, including voting and participation in mandatory and other distributions paid by the Company. However, for financial reporting purposes, the Class 1 Units are not considered outstanding and any distributions paid to the subsidiary are eliminated in consolidation. Accordingly, for financial reporting purposes, the number of redeemable Class 1 Units outstanding at September 30, 2003 is the number of redeemable Class 1 Units outstanding minus the Class 1 Units owned by the Company’s subsidiary. However, for all other purposes, the Company has 90,152,151 redeemable Class 1 Units outstanding. Repurchases of redeemable Class 1 Units were recorded against the members’ equity balance.

In October 2003 and through November 14, 2003, the Company, through its wholly owned subsidiary, repurchased an additional 2,225,775 redeemable Class 1 Units for an aggregate price of $3,110,554. As of November 14, 2003, the Company’s wholly owned subsidiary owned 10,306,596 Class 1 Units of the Company.

6.     CONTINGENCY AND LEGAL MATTERS

As of September 30, 2003, the Company is not aware of any litigation threatened against the Company other than routine litigation arising out of the ordinary course of business, some of which is expected to be covered by liability insurance, and none of which is expected to have a material adverse effect on the consolidated financial statements of the Company.

7.     RECLASSIFICATIONS

Reclassifications were made to the 2002 condensed financial statements to conform to the 2003 presentation.

8.     CHANGES IN CAPITAL STRUCTURE AND OPERATING AGREEMENT

As discussed in note 4 above, on September 24, 2003 the Board of Managers authorized the creation of Class 2 and Class 3 Units. The Class 2 and Class 3 Units have the rights, privileges, preferences and restrictions set forth in the respective Certificate of Designations for the Class 2 Units and Class 3 Units. Class 1 Units may be converted into Class 2 or Class 3 Units at any time, provided the holder of the Class 1 Units has not exercised the holder’s Class 1 put right. In addition, Class 2 Units may be converted into Class 3 Units at any time, provided the holder of the Class 2 Units has not exercised the holder’s Class 2 put right.

******

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains forward-looking statements and should be read in conjunction with the Consolidated Financial Statements and Notes set forth in Item 1 above. See our statement that is set forth after the Table of Contents regarding forward-looking statements.

Results of Operations

Overview

Total revenues increased $338,000 or 3% year-over-year for the third quarter ended September 30, 2003. Occupancy in our apartment communities decreased due to a softening rental market as a result of a weakening California economy. During this period, occupancy decreased substantially in our commercial properties, primarily at office buildings located in Concord and San Francisco, California.

We recognized a gain of approximately $2,735,000 from discontinued operations as a result of selling an 88 unit apartment complex in a Section 1031 exchange transaction.

Net income increased $3,107,000 for the three months ended September 30, 2003 compared to the same period in 2002. The increase was primarily due to a gain of $2,735,000 as mentioned above. The remaining increase was due to higher total revenues and lower total expenses.

Property Occupancy

The table below sets forth the overall weighted average occupancy levels for our properties, by type of property, at September 30, 2003, December 31, 2002 and September 30, 2002. The weighted average occupancy for the apartment communities is calculated by dividing the total occupied units by the total units in the portfolio at the end of each period. For the commercial properties, the weighted average occupancy is calculated by dividing the total occupied square footage by the total square footage in the commercial portfolio at the end of each period.

	Occupancy at	Occupancy at	Occupancy at
	September 30,	December 31,	September 30,
Property Type	2003	2002	2002

Apartment Communities	95.4%	95.7%	96.5%
Commercial Properties	77.8%	88.3%	88.6%

The overall weighted average occupancy level for our entire property portfolio as of September 30, 2003 was 92.0%, compared to 95.0% at September 30, 2002.

In spite of the overall slowdown of the California economy, the occupancy at our apartment communities in the quarter ending September 30, 2003 shows no change at 95.4% from the quarter ended June 30, 2003. We believe the occupancy will remain relatively stable at this level for the remainder of this year due to a successful management implemented cross-marketing program, resident referral program, resident retention focus and rent concession incentives.

Our future apartment occupancy rates will be subject to numerous factors, many of which are outside of our control. We believe that 2004 will continue to be challenging on the leasing front. The overall slowdown of the California economy, the California deficit and other factors are impacting our sub-markets. Forecasts in trade journals and marketing reports indicate relatively stable and flat rents with optimism for a pick up in mid to late 2004. A large unknown factor for our portfolio will be how California’s large budget deficit will impact local economies as funding cuts roll downward. Consumers are carefully considering how much they are willing to spend on housing, which is putting pressure on rents. In addition, historically low mortgage rates have enabled more renters to purchase homes. If mortgage rates continue to increase, we anticipate slightly less pressure on rents, as renters may be less able to purchase homes. Even though the number of rent inquiries has increased during the current quarter compared to the prior three quarters, qualified potential residents continue to be difficult to find. Our market surveys indicate that a number of competitors have decreased asking rents, as we have done at some selected properties in order to remain competitive. Many of our competitors give rent concessions and we give them as well at selected properties. Accordingly, there can be no assurance that our future occupancy or rental rates will not be significantly less than our occupancy and rental rates at September 30, 2003.

As reported previously, decreased occupancy at our commercial properties is primarily due to the vacating of three tenants during the first quarter, whose leases accounted for a combined total of 30,000 square feet, from our Concord and San Francisco office buildings. One of these tenants, on lease through July 31, 2007, owes rent from February 1, 2003. The tenant claims it had an option to cancel the lease which we dispute and we are pursuing collection of rent owed. Occupancy may decrease further in the next quarter due to an additional vacating of 9,000 square feet from our San Francisco office building resulting from non-renewed tenant leases. Some leasing activity has occurred at our Concord office building with three leases signed since July 1, 2003 totaling 4,000 square feet.

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

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

Net income(loss)	$3,040,705	$(66,395)	$3,900,427	$508,098
Adjustments:
Depreciation and amortization:
Real property	2,265,731	2,095,025	6,666,937	6,246,358
Capitalized leasing expenses	26,293	23,165	72,967	66,387
Discontinued operations:
Depreciation	15,526	36,594	91,758	109,377
Gain on sale of property	(2,734,914)	—	(2,734,914)	(61,475)
Write off of deferred debt issuance costs	—	35,423	10,578	212,696

Funds from operations	$2,613,341	$2,123,812	$8,007,753	$7,081,441

Funds from operations per Class 1 Unit	$0.03	$0.02	$0.10	$0.08

Income per outstanding unit (per Income Statement) —
From continuing operations	$0.01	$0.00	$0.02	$0.01
From discontinued operations	$0.03	$0.00	$0.03	$0.00

Net Income per Class 1 Unit (per Income Statement)	$0.04	$0.00	$0.05	$0.01

Weighted average Class 1 Units	82,222,043	85,019,629	82,878,311	86,363,769

For the quarter ending September 30, 2003, FFO was $2,613,000 as compared to $2,124,000 for the same quarter last year, an increase of approximately 23% or $489,000. For the nine months ending September 30, 2003, FFO was $8,008,000 as compared to $7,081,000 for the same period last year, an increase of approximately 13% or $927,000.

Three Months Ended September 30, 2003 Compared to 2002

REVENUE

Total rental revenue for the three months ended September 30, 2003 was $13,230,000, up approximately 3% from $12,846,000 for the same quarter last year, excluding revenues from discontinued operations. This increase is primarily attributable to increased average monthly rental rates for our apartment communities and rental revenue of $256,000 from a newly acquired property purchased in May 2003, partially offset by decreased average monthly rental rates and lower occupancy rates for our commercial properties. Rental revenue from our discontinued operations consisted of $44,000 from the Rose Glen property and $135,000 from the San Francisco office building for the three months ended September 2003. The possibility of a worsening economic slowdown, a continuing impact of California’s budget deficit or recession or continuation of current economic conditions may result in higher vacancy rates, lower prevailing rents, increased rent concessions and/or more tenant defaults and bankruptcies.

During the third quarter 2003, rental revenue generated by our apartment communities was $12,431,000, up approximately 4% from $11,924,000 for the third quarter last year, excluding revenues from discontinued operations. The increase was primarily attributable to higher rents and to rental revenue from a newly acquired property purchased in May 2003, partially offset by lower occupancy.

Rental revenue generated by our commercial properties was $799,000, down approximately 13% from $922,000 in the same quarter last year, excluding revenues from discontinued operations. The decrease is primarily attributable to lower occupancy, as previously discussed, lower building operating costs billable to tenants and lower average monthly rental rates.

During the three months ended September 30, 2003, the average monthly rental rate per square foot for same-store apartment communities and commercial properties on a combined basis increased by approximately 0.6%. Same store rental rates increased 1.6% year over year. Our ability to continue to increase rents will largely depend on the changes in the real estate market and on general economic conditions in the areas in which we own properties. Same store properties are defined as those properties owned by us during all months of the reporting periods. Average monthly rental rates are defined as contract rents for occupied units plus estimated market rents for vacant units divided by the total square footage in the portfolio at the end of the reporting periods.

At September 30, 2003, the average monthly rental rate per square foot of our same-store apartment communities was $1.04, compared to $1.02 at the same time last year. This increase was attributable to increased rents both to existing tenants upon lease expiration and to new tenants upon move in.

At September 30, 2003, the average monthly rental rate per square foot of our same-store commercial properties was $1.25, compared to $1.27 at the same time last year. This decrease was attributable to estimated market rents for vacated space being lower than the contract rents of the vacated tenants and partially offset by increased rents as included in existing leases.

Interest and other revenue decreased by $45,000 for the three months ended September 30, 2003 as compared to the same period last year mainly due to lower cash balances and lower interest rates.

EXPENSES

Our total expenses were $12,942,000 for the three months ended September 30, 2003, as compared to $13,008,000 for the three months ended September 30, 2002, a decrease of $66,000, excluding expenses from discontinued operations. This change was due to decreases in interest expense and operating and maintenance costs, offset by increases in depreciation and amortization expense, real estate taxes and insurance expenses, utilities expense and general and administrative expenses. Expenses from the newly acquired property purchased in May 2003, totaling $532,000, are included in total expenses for the three months ended September 30, 2003.

Interest expense. In the third quarter 2003, interest expense was $2,997,000, down from $3,527,000 for the same period last year, a decrease of 15%. This reduction was primarily due to lower interest rates on mortgages payable than the third quarter of 2002, partially offset by higher loan balances.

Operating and maintenance expenses. For the quarter, operating and maintenance expenses was $4,244,000, down from $4,258,000 for the third quarter last year, a decrease of less than 1%.

Depreciation and amortization expenses. During the third quarter in 2003, depreciation and amortization expense was $2,340,000, as compared to $2,182,000 for the third quarter in 2002, an increase of approximately 7%. Our newly acquired property accounted for $35,000 of this increase with the remainder primarily attributable to an increase in real estate investments due to capitalization of property improvements and capitalized loan fees from the refinance of mortgage loans.

General and administrative expenses. General and administrative expenses were $866,000 for the quarter, up from $779,000 for the same period last year, an increase of approximately 11%. This increase is primarily due to higher professional fees incurred in connection with the creation of our Class 2 and Class 3 Units and certain other non-recurring projects.

Real estate taxes and insurance expenses. In the quarter, real estate taxes and insurance expenses were $1,423,000, up from $1,275,000 for the same period last year, an increase of approximately 12%. This change was mainly attributable to substantial increases in insurance costs and also increased real estate taxes due to higher assessed values.

Utility expenses. Utility expenses were $1,071,000 for the quarter, as compared to $952,000 for the same quarter last year, an increase of 12%. This change was due primarily to higher natural gas, water, sewer and trash removal costs.

DISCONTINUED OPERATIONS

Discontinued Operations. During the quarter ended September 30, 2003, income from discontinued operations was $2,704,000 compared to $2,000 for the same period last year. The increase was primarily due to a gain of $2,735,000 as a result of selling an 88 unit apartment complex in a Section 1031 exchange transaction.

NET INCOME

Net income. During the quarter ended September 30, 2003, net income was $3,041,000 compared to a net loss of $66,000 for the third quarter last year, an increase of $3,107,000. This change was primarily due to a gain of $2,735,000 as mentioned above and higher total revenues.

Nine Months Ended September 30, 2003 Compared to 2002

REVENUE

Total rental revenue for the nine months ended September 30, 2003 was $39,235,000, up approximately 3% from $37,953,000 for the nine months ended September 30, 2002, excluding revenues from discontinued operations.

During the nine months ended September 30, 2003, rental revenue generated by our apartment communities was $36,631,000, up approximately 4% from $35,186,000 for the nine months ended September 30, 2002, excluding revenues from discontinued operations. This change is primarily attributable to higher rental rates and to rental revenue of $370,000 from a newly acquired property purchased in May 2003, partially offset by lower occupancy.

During the nine months ended September 30, 2003, rental revenue generated by our commercial properties was $2,604,000, down approximately 6% from the $2,767,000 generated last year in the same period, excluding revenues from discontinued operations. This change is attributable to lower occupancy, a decrease in building operating costs billable to tenants and lower average monthly rental rates.

During the nine months ended September 30, 2003, rental rates for same-store apartment communities and commercial properties on a combined basis increased by approximately 1.1%.

EXPENSES

Our total expenses were $38,151,000 for the nine months ended September 30, 2003, as compared to $37,895,000 for the nine months ended September 30, 2002, an increase of approximately 1%, excluding expenses from discontinued operations. This change was due to increases in operating and maintenance costs, real estate taxes and insurance costs, depreciation and amortization expenses, general and administrative expenses, utilities expenses and prepayment penalties, partially offset by decreases in interest expense and write-off of deferred debt issuance costs. The newly acquired property purchased in May, 2003 accounted for $701,000 of the year to date expenses.

Interest expense. In the nine months ended September 30, 2003, interest expense was $8,912,000, down from $10,374,000 for the nine months ended September 30, 2002, a decrease of approximately 14%. This change was attributable to lower average interest rates on mortgages payable, partially offset by higher loan balances.

Operating and maintenance expenses. During the nine months ended September 30, 2003, operating and maintenance expenses was $12,208,000, up from $11,676,000 for the same period last year, an increase of approximately 5%. The newly acquired property purchased in May 2003 accounted for $417,000 of the year to date expenses.

Depreciation and amortization expenses. During the nine months ended September 30, 2003, depreciation and amortization expense was $6,974,000, as compared to $6,508,000 for the nine months ended September 30, 2002, an increase of approximately 7%. The newly acquired property purchased in May 2003 accounted for $105,000 of this increase with the remainder primarily attributable to an increase in real estate investments due to capitalization of property improvements and capitalized loan fees from the refinance of mortgage loans.

General and administrative expenses. General and administrative expenses were $2,766,000 for the nine months ended September 30, 2003, up from $2,697,000 for the same period last year, an increase of approximately 3% attributable to higher professional fees incurred in connection with the creation of our Class 2 and Class 3 Units and certain other non-recurring projects.

Real estate taxes and insurance expenses. In the nine months ended September 30, 2003, real estate taxes and insurance expenses were $4,042,000, up from $3,708,000 for the nine months ended September 30, 2002, an increase of approximately 9%. This change is mainly attributable to substantial increases in insurance costs and also increased real estate taxes due to higher assessed values.

Utility expenses. Utility expenses were $2,935,000 for the nine months ended September 30, 2003, as compared to $2,719,000 for the same period last year, an increase of approximately 8%. The change was primarily attributable to higher natural gas, water, sewer and trash removal costs.

Prepayment penalty. During the nine months ended September 30, 2003, we recorded $303,000 of prepayment penalties related to debt which was retired in connection with the refinancing of three mortgages.

Write-off of deferred debt issuance costs. During the nine months ended September 30, 2003, we recorded a loss of $11,000 to reflect the write-off of deferred debt issuance costs related to debt which was retired in connection with the refinancing of three mortgages. During the same period last year, we recorded $213,000 of write-offs of deferred debt issuance costs.

DISCONTINUED OPERATIONS

Discontinued Operations. During the nine months ended September 30, 2003, income from discontinued operations was $2,660,000 compared to $143,000 for the same period last year. The increase was primarily due to a gain of $2,735,000 as a result of selling an 88 unit apartment complex in a Section 1031 exchange transaction.

NET INCOME

Net income. During the nine months ended September 30, 2003, net income was $3,900,000 compared to $508,000 for the nine months ended September 30, 2002, an increase of approximately $3,392,000. This change was primarily due to a gain of $2,735,000 as mentioned above. The remaining change was due to increases in revenues, partially offset by increases in total expenses described above.

Effects of Inflation on Operations

We believe the direct effects of inflation on our operations have been inconsequential.

Liquidity and Capital Resources

As of September 30, 2003, our short-term liquidity needs include normal operating requirements, ongoing capital improvements, monthly principal amortization of our debt, repurchase of Class 1 Units, Class 2 Units and Class 3 Units and certain mandatory and voluntary monthly distributions made to our Class 1, Class 2 and Class 3 Unit holders. We expect to meet these requirements through net cash provided by operations and available cash. However, if needed for repurchase of Class 1 Units, Class 2 Units and Class 3 Units or capital improvements, we may increase debt by refinancing certain mortgage obligations. We do not expect that rent increases upon tenant turnover and lease expiration, subject to market conditions and general economic conditions, will have a significant impact on our short-term liquidity.

Our long-term liquidity requirements include scheduled debt maturities, capital improvements, mandatory and voluntary monthly distributions made to our Class 1, Class 2 and Class 3 Unit holders and repurchase of Class 1, Class 2 and Class 3 Units. We anticipate that cash from operations, including the effects of any rent increases, will not be sufficient to meet some of these long-term requirements, such as remaining balances due at loan maturities, and that it may be necessary for us to refinance the mortgages on certain of our properties. However, there can be no assurance that we will be able to refinance on terms advantageous to JCM Partners, especially if interest rates rise in the future.

Our Class 1 Unit holders will have the right to require us to redeem some or all of their Class 1 Units in June 2007. Our Class 2 Unit holders will have the right to require us to redeem some or all of their Class 2 Units in June 2012. In order to fund those redemptions, we will use cash from operations, loan refinancing proceeds, other capital sources and, if necessary, we may be required to liquidate some or all of our assets.

At September 30, 2003, we had unrestricted cash totaling $16,174,000, compared to $14,898,000 at December 31, 2002. The increase is attributable to net cash provided by operations of $8,470,000, net cash used in investing activities of $4,335,000 and net cash used in financing activities of $2,859,000.

The terms of certain of our mortgages require impound accounts for the payment of insurance, property taxes, replacement reserves and lender holdbacks on proceeds from new mortgages for immediate repair improvements, as well as scheduled principal and interest payments on the debt. We classify impound accounts as restricted cash on our balance sheet. Restricted cash for holdbacks, which total approximately $1,284,000 at September 30, 2003, will become unrestricted when repair improvements are completed. At September 30, 2003, our restricted cash totaled $3,429,000 compared to $2,331,000 at December 31, 2002.

Net cash provided by operations for the nine months ended September 30, 2003 was $8,470,000, which reflects net income of $3,900,000, non-cash depreciation and amortization charges of $7,075,000, gain on sales of assets of $2,735,000, net of loss of $54,000 on disposal of assets, and the net decrease of the effect of changes in operating assets and liabilities of $176,000.

Net cash used in investing activities was $4,335,000 for the nine months ended September 30, 2003. We acquired a new property in May 2003 for $7,900,000 and used $1,505,000 for capital improvements to existing properties, partially offset by proceeds from the sale of a property in July 2003 of $5,070,000.

Net cash used in financing activities was $2,859,000 for the nine month period ended September 2003. This consisted of proceeds received from the refinance of certain mortgage loans of $7,032,000 and the addition of a new mortgage of $5,300,000. The uses of cash were as follows: distributions to Class 1 Unit holders in the amount of $5,567,000, payoff of two mortgage notes totaling $3,578,000, principal payments on mortgage notes of $1,747,000, repurchases of Class 1 Units in the amount of $1,671,000, change in other assets of $2,258,000 that is primarily cash in transit for repurchase of additional Class 1 Units and net deferred financing costs totaling $371,000.

Our long-term debt consists of 48 real estate mortgages totaling $192,776,000 as of September 30, 2003. Each of the mortgages is secured by one of 47 properties with two mortgages secured by the same property. This debt generally requires monthly payments of principal and interest. As of September 30, 2003, the weighted average interest rate on our real estate mortgages was 6.19% compared to 7.02% at the same time last year.

To provide our Class 1 Unit holders with additional liquidity, we continue to follow the guidelines adopted by our Board of Managers to allow us to repurchase Class 1 Units from members and to provide information to our members that will allow members to contact each other in order to facilitate trading of Class 1 Units among our members. Our Board of Managers has not yet adopted guidelines with respect to the repurchase of Class 2 or Class 3 Units.

During the three months ended September 30, 2003, the Company, through a wholly owned subsidiary, repurchased 1,055,025 redeemable Class 1 Units for an aggregate price of $1,258,368. In October and through November 14, 2003, the Company, through its wholly owned subsidiary, repurchased an additional 2,225,775 redeemable Class 1 Units for an aggregate price of $3,110,554. As of November 14, 2003, the Company’s wholly owned subsidiary owned 10,306,596 Class 1 Units of the Company.

Changes In Member’s Equity for the Period Ended September 30, 2003

The following schedule reflects the changes in our members’ equity during the nine months ended September 30, 2003 for financial reporting purposes:

Balance, December 31, 2002	$77,138,509
Repurchase of Redeemable Class 1 Units	(1,670,546)
Distributions	(5,556,781)
Net Income	3,900,427

Balance, September 30, 2003	$73,801,159

******

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure results from changes in interest rates on our debt obligations. We are vulnerable to increases in the interest rates on our variable rate mortgage notes. We are also vulnerable to significant increases in interest rates to the extent we refinance our fixed rate mortgage notes or incur additional debt in the future for repurchases of Class 1, Class 2, and Class 3 Units. On an ongoing basis, we actively monitor and manage interest costs on our variable rate debt through refinancing of certain of our mortgage loans with variable interest rates and converting them to favorable fixed interest rates or more favorable variable interest rates as opportunities arise.

The following table presents information about our debt obligations at September 30, 2003. The table presents scheduled principal payments and related weighted average interest rates by expected maturity dates.

	2003	2004	2005	2006	2007	Thereafter

Mortgage loans with fixed rates maturing through March 1, 2012(1)	$1,410,476	$1,622,015	$1,702,883	$1,841,597	$1,963,192	$112,791,989
Average interest rate	6.39%	6.39%	6.39%	6.39%	6.39%	6.39%
Mortgage loans with fixed rates that become variable between July 2004 and January 2008 maturing through 2033(2)	$626,969	$665,660	$706,861	$751,392	$7,716,193	$38,701,669
Average interest rate	6.24%	6.24%	6.24%	6.24%	6.24%	6.24%
Mortgage loans with variable rates maturing through 2031(3)	$457,697	$468,861	$481,372	$497,981	$8,259,525	$12,109,266
Average interest rate	4.98%	4.98%	4.98%	4.98%	4.98%	4.98%

(1)	Twenty-eight loans with rates ranging from 5.21% to 7.13%.

(2)	One loan with a rate of 8.69% that increases to 9.19% at January 2004; and eight loans with rates ranging from 4.60% to 7.38% that become variable between July 2004 and January 2008.

(3)	Eleven loans with rates from 2.86% to 10.50% at September 30, 2003.

******

Item 4.     Controls and Procedures

Under the supervision and with the participation of Gayle M. Ing, the Company’s Chief Executive Officer, and Cornelius Stam, the Company’s Chief Financial Officer, management carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective.

There has been no change in the Company’s internal control over financial reporting during the period covered by this report that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II.     OTHER INFORMATION

Item 2.     Changes in Securities and Use of Proceeds

See our Form 8-K (October 14, 2003 event date) filed on October 15, 2003, which has attached as exhibits documents entitled “Description of Securities” and “Summary of the Operating Agreement”. These documents contain information with respect to our Class 1, Class 2 and Class 3 Units and certain other matters, which information is incorporated by reference.

Item 6.     Exhibits and Reports on Form 8-K

(a)     Exhibits

3.8(1)	Amended and Restated Operating Agreement
3.9(1)	Certificate of Designations of Class 1 Units
3.11(2)	Certificate of Designations of Class 2 Units
3.12(3)	Certificate of Designations of Class 3 Units
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the exhibit with the same exhibit number attached to our Current Report on Form 8-K filed on July 25, 2003 with the Securities and Exchange Commission.

(2)	Incorporated by reference to exhibit number 4.1 attached to our Current Report on Form 8-K filed on October 8, 2003 with the Securities and Exchange Commission.

(3)	Incorporated by reference to exhibit number 4.2 attached to our Current Report on Form 8-K filed on October 8, 2003 with the Securities and Exchange Commission.

(b)     Reports on Form 8-K

We filed a Form 8-K on July 3, 2003 (June 26, 2003 event date) reporting on a change in our auditors.

We filed a Form 8-K on July 25, 2003 (June 25, 2003 event date) reporting on the results of our annual meeting of members.

We filed a Form 8-K on October 8, 2003 (September 24, 2003 event date) to file the Certificate of Designations for our Class 2 Units and Class 3 Units. See exhibits 3.11 and 3.12 above.

We filed a Form 8-K on October 15, 2003 (October 14, 2003 event date) reporting on the matters discussed in Part II, Item 2 above.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JCM Partners, LLC

Date: November 14, 2003

By: /s/ GAYLE M. ING

Gayle M. Ing
President and Chief Executive Officer

By: /s/ CORNELIUS STAM

Cornelius Stam
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Designation	Description

Exhibit 3.8(1)	Amended and Restated Operating Agreement
Exhibit 3.9(1)	Certificate of Designations of Class 1 Units
Exhibit 3.11(2)	Certificate of Designations of Class 2 Units
Exhibit 3.12(3)	Certificate of Designations of Class 3 Units
Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the exhibit with the same exhibit number attached to our Current Report on Form 8-K filed on July 25, 2003 with the Securities and Exchange Commission.

(2)	Incorporated by reference to exhibit number 4.1 attached to our Current Report on Form 8-K filed on October 8, 2003 with the Securities and Exchange Commission.

(3)	Incorporated by reference to exhibit number 4.2 attached to our Current Report on Form 8-K filed on October 8, 2003 with the Securities and Exchange Commission.