Form 10-K
period 2003-12-31
JCM PARTNERS LLC
filed 2004-03-30
CIK 1139163

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003
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

Securities registered pursuant to Section 12(g) of the Act: Class 1 Units

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

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes  ☐    No  ☑(1)

     As of March 30, 2004, the registrant had the following Classes of Units outstanding of which the following number of Units were owned by a wholly owned subsidiary of the Company:

	Owned by	Owned by	Total
Class of Unit	Members	Subsidiary	Outstanding

Class 1	42,369,779	10,861,214	53,230,993

Class 2	10,391,652	19,657	10,411,309

Class 3	26,404,341	105,508	26,509,849

Total	79,165,772	10,986,379	90,152,151

     Documents Incorporated by Reference:

     Portions of the registrant’s Definitive Proxy Statement to be held in conjunction with registrant’s annual meeting of members to be held in June 2004 are incorporated by reference into Part III.

(1)	The Company did not file a Form 10-Q for the period ending June 30, 2001. However, the Company’s Form 10, filed with the Securities and Exchange Commission on October 3, 2001 contains certain financial information for the six-month period ended June 30, 2001

JCM PROPERTIES, LLC

TABLE OF CONTENTS

ANNUAL REPORT ON FORM 10-K

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

As of December 31, 2003, our real estate portfolio consisted of:

•	46 apartment complexes with an aggregate of 5,361 units;
•	two office/retail properties with 28 tenants and approximately 172,200 square feet;
•	six industrial properties with 21 tenants and approximately 145,000 square feet; and
•	one 16.7-acre site held for future development or sale.

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

In addition, certain expenditures associated with real estate equity investments (principally, mortgage payments, real estate taxes, and maintenance costs) are not necessarily decreased by events adversely affecting our income from the properties. Thus, the cost of operating and holding the properties, or certain of them, may exceed the properties’ resale value and income producing ability, and we therefore may have to borrow funds in order to protect our investment or be required to dispose of the properties, or certain of them, at a loss. Our ability to meet our debt and other obligations, and thereafter to make distributions to our members in accordance with our Operating Agreement and Certificates of Designations, will depend on these and other factors. We are also subject to the rights of our Class 1 and Class 2 holders to require us to redeem their Units in 2007 and 2012, respectively. See “Item 5. Market for Registrant’s Common Equity, Related Security Holder Matters and Issuer Repurchases of Equity Securities — Redemption Rights.”

Our Operating Agreement provides that the purposes of JCM Partners are:

•	to own, exchange, manage, sell and dispose of our properties and to distribute the excess proceeds to the members or reinvest such excess proceeds in any type of investment,
•	to engage in any other activities relating to, and compatible with, the purposes set forth above, and
•	to take such other actions, or do such other things, as are necessary or appropriate as determined by the Board of Managers to carry out the provisions of our Operating Agreement.

We have focused our activities on those related to the ownership, development, acquisition, renovation, management, marketing and strategic disposition of multifamily apartment communities and commercial properties in California. We currently intend to continue this focus, but our Board of Managers could, without member approval, decide to engage in other activities. Similarly, our Board of Managers has broad discretion with respect to our investments and has the power to determine which types of investments are in the best interests of our Company and its members. Although we are not limited by our Operating Agreement, we currently intend to continue our focus on investing in apartment communities and commercial properties in California. We currently hold these properties primarily for capital appreciation and income. However, in connection with the redemption rights of the holders of our Class 1 and Class 2 Units, we may need to sell some of our properties. Although we do not have a policy as to the amount or percentage of assets which will be invested in any specific property, it is our intent to maintain a diversified portfolio of properties.

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

Under the terms of our Operating Agreement, we have the discretion to repurchase or otherwise reacquire Units from our members. In December 2001, our board of managers authorized us from time to time to repurchase Units from our members, although we are not obligated to do so. In March 2004, our Board of Managers modified our repurchase guidelines to allow us to repurchase up to $20 million of Units in any single month. In addition, under guidelines approved by our Board of Managers, we provide information to our members that allow them to contact each other in order to facilitate trading of Units among members. In 2003, through a wholly-owned subsidiary, we repurchased 3,715,074 Class 1 Units for an aggregate price of $4,841,000. From January 1, 2004 through March 30, 2004, through a wholly-owned subsidiary, we repurchased an additional 513,483 Class 1 Units for an aggregate price of $754,800; 19,657 Class 2 Units for an aggregate price of $28,900; and 105,508 Class 3 Units for an aggregate price of $155,100. As of March 30, 2004, our wholly owned subsidiary owned 10,861,214 Class 1 Units, 19,657 Class 2 Units and 105,508 Class 3 Units. During 2003, we did not have any outstanding Class 2 or 3 Units. Effective April 1, 2004, as our members convert their Units into different Classes of Units, we have a policy of converting Units held by our wholly-owned subsidiary into the same Class of Units, so that our wholly-owned subsidiary will proportionately own the same number of different Classes of Units as those owned by our members.

At its March 2004 Board meeting, our Board of Managers approved in concept our issuing Series B Preferred Units, which would be senior to Units with respect to certain payments to the Series B holders upon our liquidation or certain other liquidity events for our members. The Series B Preferred Units are intended to be issued in connection with our need to raise capital to finance the Class 1 Unit Put Right. The final terms of the Series B Preferred Units have not yet been established.

The Apartment Properties

As of December 31, 2003, our apartment properties consisted of 46 apartment complexes located in the following counties: twenty-one in Sacramento County, five in Solano County, seven in Stanislaus County, eight in San Joaquin County and five in Contra Costa County. The majority of these properties are classified as “second tier,” meaning that they are considered to be typically well located, older properties in average to good condition. Additional information about these properties can be found under “Item 2 — Properties.”

Revenues from our apartment properties result primarily from rents. These rents are required to be paid on a monthly basis. Our business strategy includes seeking to increase the cash flow generated by our apartment properties through rent increases upon tenant turnover and lease expiration, while maintaining high occupancy rates and prudent management of our operating expenses. Our ability to increase rents is subject to market conditions and general economic conditions. Accordingly, there can be no assurance that we will be able to implement our operating strategy successfully. Therefore, we do not institute such increases based on a pre-determined range, nor are such increases based on increased services and/ or renovations. We will generally make the increased cash flow, if any, available for our operating and capital expenses and cash distributions, but may offer some increased services and/ or renovations as determined by market conditions. The average occupancy rate of our apartment properties was 94.8% at December 31, 2003, 95.7% at December 31, 2002 and 94.6% at December 31, 2001.

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

All of our apartment properties are located in developed areas that include other apartment properties serving comparable tenant populations. An increase in the number of competitive apartment properties in a particular area could have a material adverse effect on rents and our ability to maintain occupancy levels. Construction of a significant number of new apartment properties during the last two years in Sacramento and Solano Counties, combined with high unemployment, has had an adverse effect on rents and occupancy levels of our properties located in those counties. In addition, we compete with providers of other forms of multifamily residential properties and single-family housing. Buying or renting single-family housing was the reason given by 26% of residents who moved out of our apartment properties during 2003.

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

As with our apartment properties, we seek to increase cash flow at our commercial properties through periodic rent increases for existing tenants according to the terms of their leases, through rent increases at tenant turnover and lease expiration, by maintaining high occupancy rates and through prudent management of our operating expenses. Our ability to increase rents is subject to market conditions and general economic conditions. Accordingly, there can be no assurance that we will be able to implement our operating strategy successfully. Currently, market rates upon lease expiration have been below our lease rates at some of our commercial properties. Therefore, we do not institute such increases based on a pre-determined range, nor based on increased services and/ or renovations. We will generally make the increased cash flow, if any, available for our operating and capital expenses and cash distributions. The average occupancy rate of our commercial properties was 75.4% as of December 31, 2003, 88.3% as of December 31, 2002 and 82.0% as of December 31, 2001.

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

In any given year, 6% to 25% of our existing commercial leases expire. Some tenants will exercise their option to extend the term of the lease, while others will sign a new lease and extend their tenancy for an additional multi-year period. Recently some tenants, mainly at our San Francisco property, have been vacating the premises upon expiration of their leases. Rents are adjusted to reflect market conditions for spaces that are vacated or when leases are renewed. Currently, market rates are below some of the rates of expiring leases. Rents are also adjusted to reflect any changes in rental rates associated with a lessee’s option to extend their lease.

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

Insurance

Each of our properties is covered by liability and casualty insurance provided by reputable companies and with commercially reasonable deductibles and limits, with such limits being equal to the replacement value of each property. Our management exercises its discretion in determining amounts, coverage limits and deductibility provisions of insurance, with a view to maintaining appropriate insurance on our investments at a reasonable cost and on suitable terms. Insurance costs for the apartment industry increased significantly after the events of September 11, 2001. By increasing our casualty loss deductible from $10,000 to $50,000 per claim, we were able to keep the costs of these insurance premiums from increasing on an annual basis effective November 1, 2003.

Where required by our lenders, flood insurance is obtained. However, we do not maintain earthquake insurance coverage due to the high premium cost. Accordingly, a loss resulting from earthquake damage could have a material adverse effect on our financial condition and our operating results. Even if a loss is covered by our insurance, our insurance coverage may not be sufficient to pay the full current market value or replacement cost of our lost investment. Inflation, changes in building codes and ordinances, environmental considerations and other factors also might make it infeasible to use insurance proceeds to replace a property after it has been damaged or destroyed.

As a general matter, concern about indoor exposure to mold has been increasing as such exposure has been alleged to have a variety of adverse health effects. As a result, there has been an increasing number of lawsuits in our industry against owners and managers of apartment communities relating to moisture infiltration and resulting mold. Mold growth may occur when excessive moisture accumulates in buildings or on building materials, particularly if the moisture problem remains undiscovered or is not addressed over a period of time. To help limit mold growth, we educate residents about the importance of adequate ventilation and request or require that they notify us when they see mold or excessive moisture. We have established procedures for promptly addressing and remediating mold or excessive moisture from apartment homes when we become aware of its presence regardless of whether we or the resident believe a health risk is present. However, we cannot assure that mold or excessive moisture will be detected and remediated in a timely manner. If a significant mold problem arises at one of our communities, we could be required to undertake a costly remediation program to contain or remove the mold from the affected community and could be exposed to other liabilities.

The presence of, or the failure to remedy properly, mold or other hazardous substances may adversely affect both occupancy at affected apartment communities and also the ability to sell or finance the affected properties. In addition to the costs associated with investigation and remediation the presence of mold on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities.

The terms of our property and general liability policies exclude mold-related claims. Should an uninsured loss arise against the Company, we would be required to use our own funds to resolve the issue, including litigation costs. Therefore, we can make no assurance that future liabilities resulting from the presence of, or exposure to, mold will not have a material adverse effect on our financial condition or results of operations. To date, we have not incurred any material costs or liabilities relating to claims of mold exposure or to abatement of mold conditions. However, we are and have been party to alleged moisture infiltration and resulting mold lawsuits at some of our apartment properties. We believe these suits are without merit, nonetheless, in certain instances we have negotiated a settlement with certain of the plaintiffs in an effort to expedite the resolution of their claims and avoid potentially protracted litigation and associated attorney’s fees.

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

          Member’s Income

JCM is treated as a partnership for tax purposes. Therefore, the Company is not subject to federal income tax. Instead, it files an annual information return with the Internal Revenue Service. Each member is required to report on the member’s personal tax return the member’s share of each item of Company income, gain, loss, deduction and credit, if any. During the first quarter of each year, the Company provides each member with a Form K-1 that reports that member’s pro rata share of the Company’s income, gains and/ or losses for the previous calendar year. Each member is subject to tax on the member’s share of JCM income, even if no cash is distributed.

The amount of any loss or deduction that a member may use in computing the member’s tax liability is limited to the member’s adjusted basis in the member’s Units. In other words, a deduction cannot be taken if it would cause the member’s adjusted basis to become negative. Additionally, losses are limited to the amount “at risk” and the amount of income and loss from other passive activities.

          Passive Loss Rules

The tax law restricts the ability of taxpayers to deduct losses derived from so-called “passive activities.” Passive activities generally include any activity involving a business in which the taxpayer does not actively participate — including membership in limited liability companies such as JCM. For almost all JCM members, their membership interest will be treated as a passive activity. Accordingly, JCM’s income and/ or loss will likely constitute passive income and/ or loss to its members.

Generally, losses from passive activities are deductible only to the extent the taxpayer has income or gains from other passive activities. Therefore, passive losses are not allowed to offset other income — such as salary, compensation for personal service, active business income, dividends, interest, royalties, annuities or gains from the sale of property held for investment. Passive losses that are not allowed in any tax year are suspended and carried forward indefinitely. Suspended losses may be used in future years to offset future passive income.

Upon the sale or transfer of a taxpayer’s entire interest in a passive activity in a taxable transaction to an unrelated person, suspended losses with respect to that activity will be allowed as a deduction against:

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

Member’s Basis

          Basic Concepts

The Company maintains a capital account for each member. This capital account is the beginning point in computing a member’s basis in the member’s JCM Units. A member’s adjusted basis in JCM is equal to the amount originally invested in IRM, plus the cumulative effect of all capital account adjustments reported annually to the investor by both IRM and JCM on Form K-1. More specifically, a member’s adjusted basis is the amount originally invested increased by:

•	Any increases in a member’s allocable share of the Company’s non-recourse debt,
•	The member’s allocable share of the Company’s taxable income, and
•	Any additional contributions to the Company’s capital made by the member,

and decreased by:

•	The member’s allocable share of Company losses;
•	The sum of all cash distributions made to the member; and
•	Any decreases in a member’s share of the Company’s non-recourse debt.

Distributions in excess of a member’s adjusted basis generally will be treated as a gain from the sale of a member’s interest in the Company.

A Member may not deduct from the member’s income, losses in an amount exceeding the member’s adjusted basis. If, in any one tax year, a member’s share of Company losses exceeds the member’s adjusted basis at the end of that year, the excess losses must be carried forward and applied against gains in future years. In general, these suspended losses cease being deductible whenever the member’s adjusted basis drops below zero.

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

Generally, gain on the sale of Units that have been held for more than 12 months will be taxed as a long-term capital gain. For non-corporate taxpayers, long-term capital gains are taxed at special tax rates. For sales prior to May 6, 2003 and after December 31, 2008, long term capital gains are subject to a maximum rate of 20% (10% for individuals in the 10% or 15% tax bracket). A lower rate of 8% (for individuals in the 10% or 15% tax bracket) may apply when the Units were held for more than five years.

For sales after May 5, 2003 and before January 1, 2009, long-term capital gains are subject to a maximum rate of 15% (5% for individuals in the 10% or 15% tax brackets). For years beginning after December 31, 2007, the long-term capital gains rate is reduced to 0% for the 5% income tax brackets.

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

There is a separate capital gains tax applied to “unrecaptured gain” as described in Section 1250 of the Internal Revenue Code. This class of gain includes real property that is subject to an allowance for depreciation. JCM has substantial unrecaptured Section 1250 gain on its books. Therefore, upon the sale of a property, a portion of each member’s gain may be subject to the 25% tax rate even though members may not actually receive any distribution upon the sale of the property. Additionally, the 25% tax rate on unrecaptured gain is triggered upon the sale, redemption, repurchase or gift of a member’s Units. The tax is computed on the portion of the gain attributable to previously taken depreciation. For example, suppose a person bought a rental unit for $100,000, depreciated it over several years down to $60,000, and then sold it for $130,000. There would be a total gain of $70,000 with the following taxes applying:

•	The difference ($40,000) between what was paid for the property ($100,000) and its depreciated value ($60,000) would be taxed at the 25% recapture rate.

•	The difference ($30,000) between what was paid for the property ($100,000) and its sales price ($130,000) would be taxed at the 15% capital gain rate.

Consequences of Exercise of the “Put” Options in 2005 and 2010 and Liquidation in 2007 or 2012

Our Certificate of Designations of Class 1 Units (“Class 1 COD”) gives our Class 1 Unit holders the right to require the Company to redeem some or all of their Class 1 Units on June 30, 2007. The exercise of this right by a sufficient number of Class 1 Unit holders may result in the liquidation of the entire Company. Our Certificate of Designations of Class 2 Units (“Class 2 COD”) gives our Class 2 Unit holders the right to require the Company to redeem some or all of their Class 2 Units on June 30, 2012. The exercise of this right by a sufficient number of Class 2 Unit holders may also result in the liquidation of the entire Company. The redemption of Units or the liquidation of the Company will most likely result in gain to the members. This gain will be computed in a manner similar to that described above.

          Pre-contribution Gains

As a result of the IRM bankruptcy proceedings, on June 30, 2000, persons who were equity investors in IRM (Equity Investors) and persons who were debt investors in IRM (Debt Investors) both became equity owners of JCM. The fact that their JCM Units originated from different types of IRM investments (i.e. equity and/ or debt) will affect the determination of their future tax consequences.

Capital gains associated with the sale of JCM properties will be allocated back to the former Equity Investors to the extent those gains or losses were unrealized at the time of the JCM’s formation. These pre-contribution gains are substantial. Therefore, if JCM sold a large number of properties or liquidated entirely, there would be substantial gains allocated back to the original IRM Equity Investors. Any gains since JCM’s formation that are attributed to the appreciation of real property will be divided among all JCM members in accordance with their ownership interests. In connection with the exercise of the “puts” held by holders of Class 1 and Class 2 Units, JCM might be required to liquidate a large number of properties or to liquidate entirely. This action would cause the recognition of pre-contribution gains.

The pre-contribution rules also cause the reduction of pre-contribution gain over time through specific allocations of deductions. Section 704(c) of the Internal Revenue Code may require the allocation of depreciation associated with property contributed to a partnership, away from the contributing partner where the member’s capital account reflects an unrealized gain inherent in the contributed property. It is the responsibility of the Tax Matters Partner to select the method for making the allocations under Section 704(c) of the Tax Code. In general, the Tax Matters Partner has elected not to allocate depreciation to members with negative capital account balances.

          Gifts of Membership Interests

Generally, no gain or loss is recognized for income tax purposes as a result of a gift of property. However, if a gift of JCM Units is made at a time when a JCM member’s allocable share of non-recourse indebtedness exceeds the adjusted basis for the JCM units gifted, the gifting member will recognize a gain upon the transfer to the extent of such excess. Any such gain will be computed in a manner similar to the tax treatment of gains on the sale of an interest as described above. Gifts of JCM Units may also be subject to a gift tax imposed pursuant to the rules generally applicable to all gifted property.

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

JCM’s income tax returns may be audited by the Internal Revenue Service or the California Franchise Tax Board. Such audits may result in the audit of the returns of its members. In an audit, various deductions claimed by members on their returns could be disallowed in whole or in part. Such an action would result in an increase in the taxable income or a decrease in the taxable loss of JCM, with no associated increase in distributions with which to pay any resulting increase in the members’ tax liabilities.

Audits of the Company by the Internal Revenue Service or the California Franchise Tax Board would be conducted at the JCM level in a single proceeding, rather than in separate proceedings with each of JCM’s members. Administrative adjustments to items challenged in an audit can be initiated by JCM’s Tax Matters Partner or by a member. Suits challenging the Service’s determinations may be brought by the Tax Matters Partner or by JCM’s Board of Managers. Only one such action may be litigated. All JCM members generally will be bound by the outcome of final partnership adjustments made by the Internal Revenue Service, as well as the outcome of any judicial review of such adjustments.

          State Tax Returns

JCM has California source income. Therefore, members who are non-residents of California will be subject to tax in California with respect to their share of such income. California law requires JCM to withhold taxes from JCM’s non-resident members who do not provide withholding waivers and to remit the taxes to the California Franchise Tax Board. Withholding waivers can be obtained by members who file required California income tax returns. It is the responsibility of non-resident members to consult with their tax advisors regarding their California income tax return filing requirements. Many non-resident members may be required to file California income tax returns because of their JCM California source income.

In the past, JCM has declared a voluntary distribution to non-resident members in an amount sufficient to pay this tax. JCM then has paid this amount to the California Franchise Tax Board and has sent JCM’s other members, a cash distribution in an equal and compensating amount per Unit. There is no assurance that JCM will continue to declare these additional distributions in the future.

Non-resident members may consent to California’s authority to tax their JCM income by completing a Limited Liability Company Nonresident Members’ Consent (Form 3832). JCM then will generally not be required to collect or remit these taxes to California. In any year that JCM declares a voluntary distribution to non-resident, non-consenting members in an amount sufficient to pay this tax, non-resident consenting members (those members who have completed a Form 3832) will generally receive the above mentioned compensating distribution.

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

          Subsidiary Limited Liability Companies

JCM Partners, LLC is the single member in approximately 50 separate entities organized as California limited liability companies (LLC’s). These LLC’s were established at the inception of JCM to hold title to the individual properties. For federal tax purposes these LLC’s are disregarded and treated as if they did not exist. In general, California also disregards these entities, but imposes a minimum tax of $800 and a fee on the gross income of a limited liability company. This fee is a function of the LLC’s gross income and currently ranges from $900 where gross income is at least $250,000 to $11,790 where gross income is $5,000,000 or more. For purposes of the California tax returns for years 2000, 2001 and 2002, JCM took the position that these LLC’s had been mere agents of JCM and, therefore, had no gross income. Based on this, these entities paid the minimum tax but did not pay the LLC fee. The California taxing authorities may not concur with this position. For the year 2003, JCM has paid the minimum tax totaling $45,600 and has accrued as an expense a $161,200 LLC fee based on gross income for JCM and all of the LLCs to be paid in April 2004. JCM intends to pay the minimum tax and the LLC fees for JCM and the LLCs in future years. JCM is considering restructuring options regarding the LLCs in order to reduce the amount of these fees in the future.

Certain Considerations Regarding Taxation Disclosure

          Rulings from the Internal Revenue Service

In August 2003 JCM received a private letter ruling from the Internal Revenue Service confirming that the conversion from Class 1 Units to Class 2 or Class 3 Units is a non-taxable event. As such, converting members do not recognize gain or loss on the conversion and JCM disregards the conversion for tax purposes. Other than as discussed above, JCM has not obtained any rulings from the Internal Revenue Service regarding the tax issues discussed above. The Company relies on the opinions of its tax advisors. Their opinions are based upon representations and assumptions and are conditioned upon the existence of specified facts. The opinions are not binding on the IRS or the courts.

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

If JCM is classified as a publicly traded partnership, but substantially all of its income is passive, it will avoid being treated as a corporation. However, in this situation, members would only be allowed to deduct JCM losses against JCM income. Any unused losses would be suspended and carried forward until they are either used against future JCM income or the member disposes of their entire interest in JCM.

          Challenges to Allocations

Taxing authorities may challenge our allocations of income, gain, loss and deductions. JCM’s Operating Agreement provides for the allocation of income, gain, loss and deductions among the members. The rules regarding partnership allocations are complex. It is possible that the taxing authorities could successfully challenge the allocations in the Operating Agreement and reallocate items of income, gain, loss or deductions in a manner which reduces benefits or increases income allocable to JCM’s members.

The taxing authorities may disallow our deduction of some or all fees and expenses. The IRS could seek to reallocate our basis in properties among land, improvements and personal property. Such reallocation could result in reduced tax losses or increased income without a corresponding increase in net cash flow to JCM’s members.

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

          Positions Taken During the IRM Bankruptcy Proceedings

Due to the history of the IRM entities that preceded the formation of JCM and the lack of specific tax law addressing the related issues, risks remain associated with the tax positions taken during the formation of JCM. Although these positions were believed to be reasonable, neither the taxing authorities nor the courts are bound by them. Therefore, there is a continuing risk that the taxing authorities and courts will not concur with these positions. All these risks were disclosed to the original investors in connection with the Plan of

Reorganization that was approved by investors during IRM’s bankruptcy proceedings. JCM believes that any risks inherent in the positions taken during those proceedings apply only to those original investors and not to individuals who have subsequently become JCM members.

Definitions

          Adjusted Basis

The amount you use to determine your profit or loss from a sale or exchange of property. To determine your adjusted basis for an asset, start with the original cost. Add your cost of improvements to the original cost and subtract deductions you have taken, such as depreciation.

          Capital Gain

Capital Gain is profit on the sale of a capital asset. Capital gains receive favorable tax treatment. Depending on your tax bracket and on how long you held a capital asset, you may pay about one to two-thirds less tax on a capital gain than you would have paid on the same amount of ordinary income.

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

          Partnership

An unincorporated business or investment organization having two or more owners. A partnership is not subject to income tax, but passes income, losses and other tax items through to its partners.

          Passive Activity

An activity in which you do not materially participate. Real estate rentals and limited partnerships are examples of passive activities. Passive loss rules apply to losses from passive activities.

          Portfolio Income

Income such as interest, dividends, royalties and gains or losses from investments.

          Publicly Traded Partnership

A limited partnership, or LLC (normally taxed as a partnership) that has limited partnership or membership interests traded in an organized securities market or a substantial equivalent. Publicly traded partnerships are taxed as corporations, except under certain circumstances.

          Section 1250

The section of the Internal Revenue Code that deals with depreciable real estate.

          Tax Matters Partner

The partner responsible for representing the partnership in IRS audit proceedings.

Regulatory Matters

Our commercial properties must comply with Title III of the Americans with Disabilities Act, commonly referred to as the ADA, to the extent that such properties are public accommodations or commercial facilities as defined by the ADA. Compliance with the ADA requirements could require removal of structural barriers to handicapped access in certain public areas of our commercial properties where such removal is readily achievable. The ADA does not, however, consider residential properties, such as our apartment properties, to be public accommodations or commercial facilities, except to the extent portions of such facilities, such as the leasing office, are open to the public. We believe that our properties comply with, or are exempt from, all present requirements under the ADA and applicable state laws. Noncompliance could result in imposition of fines or an award of damages to private litigants. If we are required to make material changes to our properties to comply with the ADA, our operating results could be materially adversely affected.

Environmental Matters

Under various federal, state and local environmental laws, ordinances and regulations, a current or former owner of real estate may be required to investigate, remove and clean up hazardous or toxic substances or petroleum product releases at such property or may be held liable to governmental entities or to third parties for property or natural resource damage and for investigation, removal, clean-up and other costs incurred by such parties in connection with the contamination. Such laws typically impose clean-up responsibility and liability without regard to whether the owner knew of or caused the presence of the contamination. The liability under such laws has been interpreted to be joint and several, unless the harm is capable of apportionment and there is a reasonable basis for allocation of responsibility. Recently, indoor air quality issues, including mold, have been highlighted in the media and the industry is seeing mold claims from apartment residents rising. California state agencies are attempting to assess this issue.

Our leases generally provide that the tenant is responsible for compliance with applicable laws and regulations. However, this contractual arrangement does not eliminate our statutory liability or preclude claims against us by governmental authorities or persons who are not parties to such arrangement. The cost of an investigation and clean-up of site contamination can be substantial, and the fact that the property is or has been contaminated, even if remediated, may adversely affect the value of the property and the owner’s ability to sell or lease the property or to borrow using the property as collateral. In addition, some environmental laws create a lien on the contaminated site in favor of the government for damages and costs that it incurs in connection with the contamination. Some state laws provide that such lien has priority over all other encumbrances on the property or that a lien can be imposed on any other property owned by the liable party. Finally, the owner of a site may be subject to common law claims by governmental agencies or third parties based on damages and costs resulting from the environmental contamination emanating from the site.

Other federal, state and local laws, regulations and ordinances govern the removal or encapsulation of asbestos-containing material when such material is either in poor condition or in the event of building remodeling, renovation or demolition. Still other federal, state and local laws, regulations and ordinances may require the removal or upgrade of underground storage tanks that are out of service or out of compliance. In addition, federal, state and local laws, regulations and ordinances may impose prohibitions, limitations and operational standards on, or require permits, licenses, approvals, or submission of reports or notifications in connection with, the discharge of wastewater and other water pollutants, the emission of air pollutants, the operation of air or water pollution equipment, the generation, storage, transportation, disposal and management of materials classified as hazardous or nonhazardous substances or waste, the use of electrical equipment containing polychlorinated biphenyls, the storage or release of toxic or hazardous chemicals, substances, or waste, the ownership or operation of underground storage tanks and workplace health and safety. Noncompliance with environmental or health and safety requirements may also result in the need to cease or alter operations at a property which could affect the financial health of a tenant and its ability to make lease payments. Furthermore, if there is a violation of such a requirement in connection with the tenant’s operations, it is possible that we, as the owner of the property, could be held accountable by governmental authorities, or as the result of a third party action, for such violation and could be required to correct the violation.

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

Competition

The real estate industry in Northern California is generally fragmented and characterized by significant competition. Numerous developers, owners of apartment, industrial, office, and retail properties and managers compete with us in seeking properties for acquisition, development or management and in attracting and retaining tenants. No one competitor owns a majority of the apartment units in any county in which our properties are located. Competition for tenants is principally on the basis of location, physical condition, amenities and rental rates. There are competitors in each area in which we operate that have greater capital resources than we do. In addition, we compete for residential tenants with the housing market. When home mortgage rates are low, as they have been recently, we lose some of our most qualified tenants to home ownership. There can be no assurance that the existence of such competition will not have a material adverse effect on our business, operations and cash flow.

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

Under the terms of the plan of reorganization, each preferred membership unit had an initial redemption value equal to $40 (therefore representing a return of 40% of the holder’s claim), plus or minus that unit’s share of the profits or losses of JCM Partners. In September 2000, the board of managers of JCM Partners approved a split of units and an adjustment of each unit’s redemption value. Preferred unit holders would receive one unit, with a redemption value of $1.00, for every $2.50 of their allowed claim. For example, a preferred unit holder with an allowed claim of $100,000 would receive 40,000 preferred units, with a total redemption value of $40,000. This split simplified the correlation between the number of preferred units and the dollar amount of a complete redemption of the preferred units, while still achieving the result that each preferred unit holder would receive a 40% return of its claim amount upon redemption. As a result of the split, common unit holders received one unit for approximately every $1.53 of their allowed claim. The plan of reorganization and JCM Partners’ operating agreement provided for penalties in the event that JCM Partners did not redeem all of the preferred units by June 30, 2001. JCM Partners made a series of partial redemptions of preferred units, followed by a final and complete redemption of the preferred units on June 15, 2001. See “Item 7 — Management’s Discussion and Analysis of Financial Consideration and Results of Operations — Liquidity and Capital Resources” regarding the redemption obligations of JCM Partners for the Class 1 and Class 2 Units.

Employees

As of December 31, 2003, we had 222 employees. We consider our relationships with our employees to be good.

Executive Officers of the Registrant

The executive officers of JCM Partners are set forth below:

Name	Age	Offices

Gayle M. Ing	54	Manager, Chief Executive Officer, President, Secretary and Tax Matters Partner
Michael Vanni	64	Manager and Chairman of the Board
Marvin J. Helder	54	Manager and Vice Chairman of the Board
Brian S. Rein	46	Chief Operating Officer and Director, Property
Cornelius Stam	56	Management Chief Financial Officer and Director, Property Management

Gayle M. Ing has been a manager and our President, Chief Executive Officer, Secretary and Tax Matters Partner since April 11, 2001. From April 11, 2001 until October 2, 2002, Ms. Ing was also our Chief Financial Officer. From March 15, 2001 until April 11, 2001, Ms. Ing served as a consultant to JCM Partners through Computer Management Corporation. Prior to that, from December 1996 until March 2001, Ms. Ing was a management consultant, also through Computer Management Corporation, and was a volunteer with a child services facility. Ms. Ing served as the Vice President and Business Manager for Electronic Banking at Bank of America from January 1994 to November 1996.

Michael W. Vanni has been a manager of JCM Partners and Chairman of our Board since June 2000. Since 1978, Mr. Vanni has been the President of Computer Management Corporation, a data processing consulting company.

Marvin J. Helder has been a manager of JCM Partners and Vice Chairman of our Board since June 2000. Mr. Helder has been the President of Helder Construction, a commercial and residential construction and property management company, for the past eight years.

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

Managers, Lois Mol and James H. Mol, are mother and son. Mr. Vanni and Ms. Ing are husband and wife. There are no other family relationships among executive officers, or managers, or persons chosen by us to be nominated as a manager or appointed as an executive officer of JCM Partners or any of its subsidiaries.

Item 2.     Properties

Through our wholly-owned subsidiaries, we own 55 properties.

As of December 31, 2003, our real estate portfolio consisted of:

•	46 apartment complexes with an aggregate of 5,361 units;

•	two office/retail properties with 28 tenants and approximately 172,200 square feet;

•	six industrial properties with 21 tenants and approximately 145,000 square feet; and

•	one 16.7-acre site held for future development or sale.

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

The table below sets forth general information relating to the properties owned by our subsidiaries at December 31, 2003. All of the properties are suitable for the purpose for which they are designed and are being used. None of our properties accounted for 10% or more of our assets or accounted for 10% or more of our gross revenues during the year ended December 31, 2003.

Summary of Real Estate Holdings

							Average
							Monthly
							Rental Rates
			Percentage of				for the Year
		Number of	Total Real				Ended	Average
	Number of	Apartment	Estate Net	Net Book		Physical	December 31,	Unit Size
Properties	Properties	Units	Book Value	Value	Encumbrances	Occupancy(A)	2003(B)	(Square feet)

Residential Apartments by Geographic Markets
Sacramento, CA	21	2,805	44.3%	$107,947,273	$86,436,999	94.9%	$743	734
Stockton, CA	4	483	6.8%	16,314,256	15,764,141	93.2%	739	813
Modesto/ Turlock, CA	7	752	10.9%	27,053.174	23,351,387	94.3%	730	780
Tracy/ Manteca, CA	4	454	9.2%	22,059,049	18,294,509	95.4%	823	721
Fairfield/Vacaville, CA	5	634	13.4%	33,118,581	18,797,798	96.1%	933	753
Concord/ Antioch, CA	5	233	5.5%	13,681,897	12,459,911	94.0%	930	684

Total Residential Apartments	46	5,361	90.1%	$220,174,230	$175,104,745	94.8%	$778	747

Commercial Properties(C)	9	N/A	9.9%	24,945,853	10,356,497	75.4%	N/A	N/A

Total All Properties	55	5,361	100.0%	$245,120,083	$185,461,243	91.1%	$778	747

(A)	Physical occupancy as of the last Monday of the period.

(B)	Average monthly rent is calculated as the contract rent plus estimated market rent for vacant apartment homes, divided by the number of apartment homes.

(C)	Includes eight commercial properties and one parcel of land.

None of our residential tenants occupy 10% or more of any individual property’s rentable square footage. Fifteen of our commercial tenants occupy 10% or more of an individual property’s rentable square footage. The principal nature of the businesses of our commercial tenants include sausage manufacturing, counseling, construction, publishing, plumbing supplier, dry cleaning, insurance and various facets of the wine industry including wine production and cork and label suppliers. Additional principal businesses carried on at our nine commercial properties include accounting, financial, food and retail service, home building, technology, property management services, and engineering. For those tenants that occupy 10% or more of an individual property, such existing leases expire beginning April 8, 2004 and at varying times through January 31, 2009. Each lease provides for annual rental payments of between $38,000 and $358,000, with the average annual payment equaling $131,000. Eight of such leases contain no renewal options. One lease has a two-year option which includes a CPI increase of 3-6%. One lease includes 2 three-year options, the first of which the rent will increase by 4%, the second of which is at market rate. Two leases include a five-year renewal option. Of those, one tenant has a choice of a 4% increase or to go to market rate and the other tenant will have a CPI increase of 3-5%. Two leases include two five-year renewal options at market rate for both tenants. One tenant is month to month.

The following table sets forth occupancy information for the last five years by sub-markets for the properties owned by our subsidiaries at December 31 of each year. Accordingly, information for the periods prior to such date is based on records we obtained from the IRM entities as part of the IRM bankruptcy proceedings.

Historical Occupancy(A)

Properties	2003	2002	2001	2000	1999

Residential Apartments:
Sacramento	94.9%	95.9%	95.6%	96.2%	94.3%
Stockton	93.2%	95.4%	96.1%	97.9%	94.8%
Modesto/ Turlock	94.3%	95.3%	94.9%	96.8%	94.7%
Tracy/ Manteca	95.4%	93.2%	93.0%	94.7%	96.0%
Fairfield/ Vacaville	96.1%	97.8%	92.0%	95.3%	94.6%
Concord/ Antioch	94.0%	93.1%	88.8%	95.3%	94.4%

Total Residential Apartments	94.8%	95.7%	94.6%	96.2%	94.6%
Commercial Properties	75.4%	88.3%	82.0%	88.1%	94.1%

Total All Properties	91.1%	94.3%	92.2%	94.6%	94.5%

(A)	Physical occupancy as of the last Monday of the year for properties owned as of December 31 of each year.

The following table sets forth the average rent per square foot by sub-market for the last five years for the properties owned by our subsidiaries at December 31 of each year. Accordingly, information for the periods prior to such date is based on records we obtained from the IRM entities as part of the IRM bankruptcy proceedings.

Average Monthly Rent per Square Foot(A)

Properties	2003	2002	2001	2000	1999

Residential Apartments:
Sacramento	$1.01	$0.98	$0.94	$0.85	$0.77
Stockton	0.91	0.88	0.84	0.76	0.68
Modesto/ Turlock	0.94	0.93	0.90	0.80	0.71
Tracy/ Manteca	1.14	1.17	1.19	1.12	0.99
Fairfield/ Vacaville	1.24	1.24	1.20	1.11	0.97
Concord/ Antioch	1.36	1.40	1.47	1.36	1.14

Total Residential Apartments	1.04	1.03	0.99	0.91	0.81
Commercial	1.26	1.27	1.21	1.11	1.00

Total All Properties	1.06	1.04	1.01	0.92	0.82

(A)	Average monthly rent per square foot is contract rent for occupied units plus estimated market rent for vacant units divided by total rentable square feet for properties owned as of December 31 of each year.

The following sets forth a summary of tax information for the properties owned by our subsidiaries at December 31, 2003:

Summary Tax Information for the Properties

				Average Life
Residential				Claimed with
Apartments by	Adjusted Federal	Average Real	Annual Realty	Respect to
Geographic Markets	Tax Basis	Estate Tax	Taxes	Depreciation

Sacramento, CA (21 properties)	$43,579,607	1.08	$1,595,762	28
Stockton, CA (4 properties)	11,920,179	1.03	247,352	23
Modesto/ Turlock, CA (7 properties)	14,264,542	1.06	316,001	31
Tracy/ Manteca, CA (4 properties)	10,268,200	1.00	261,214	25
Fairfield/ Vacaville, CA (5 properties)	11,819,480	1.10	472,154	35
Concord/ Antioch, CA (5 properties)	7,078,612	1.05	223,900	31
Commercial (8 properties)	23,881,653	1.09	336,063	35

Total (54 properties)	$122,812,273		$3,452,446

Item 3.     Legal Proceedings

We are subject in the normal course of business to various legal proceedings in which claims for monetary or other damages may be asserted. Management does not believe any such legal proceedings are material.

Item 4.     Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities

Market Information

There is no public trading market for any of our Classes of Units and there can be no assurance that a market will ever develop for any of our Classes of Units.

Holders

As of March 30, 2004, there were 820 holders of our Units as follows:

      Class 1: Approximately 450 holders.

      Class 2: Approximately 120 holders.

      Class 3: Approximately 250 holders.

Since the Class 1 Units are held by more than 300 holders, we are required to file annual, quarterly and other reports with the SEC. If Unit holders convert their Class 1 Units into other classes of Units, including Class 2 and 3 Units and any other classes of Units that the Board might create, we may in the future have less than 300 holders of each class of Units. In addition, if a sufficient number of Class 1 Unit holders exercise their Class 1 put rights, we may have less than 300 holders of record of our class 1 Units after we redeem such Class 1 Units. Under these circumstances, we could become eligible to cease filing reports with the SEC. If that happens, we would not be required to file with the SEC annual reports, quarterly reports and proxy statements as currently required by SEC rules. Although we have no current intention to do so, we could cease filing these reports and members may receive less information about the Company and our financial condition, liquidity and results of operations.

Recent Sales of Unregistered Securities

We did not sell any securities during 2001, 2002 or 2003 that were not registered under the Securities Act. At our 2003 annual meeting of members, our members approved a change to our Operating Agreement that authorizes the Board of Managers to create multiple Classes of Units with differing terms. Pursuant to this authority, we created Class 2 Units and Class 3 Units. Under the terms of our Class 1 Units, holders of our Class 1 Units are currently able to convert their Class 1 Units into either Class 2 Units or Class 3 Units. During the last quarter of 2003, we began receiving Unit Conversion Forms from holders of Class 1 Units to convert their Class 1 Units into either Class 2 Units or Class 3 Units. Effective January 1, 2004, we converted the Class 1 Units submitted during 2003 for conversion to Class 2 Units or Class 3 Units. We did not receive any consideration in connection with the conversions, other than the Class 1 Units, which effective upon their conversions assumed the status of authorized but unissued Units. Any future conversions of Units will become effective the first of the month after a properly completed Conversion Form and any other required documentation is received by us. A sample of our Unit Conversion Form was filed with the SEC as Exhibit 99.1 to our Form 8-K, dated October 27, 2003.

The conversions were made in reliance on Section 3(a)(9) of the Securities Act, which provides an exemption from the registration requirements of the Securities Act for securities exchanged by an issuer with its existing security holders exclusively where no commission or other remuneration is paid or given directly or indirectly for soliciting such exchange. We processed the conversions internally and did not pay anyone to solicit the conversions. On September 26, 2003, we became our own transfer agent.

We filed information with the SEC regarding our Class 2 Units and Class 3 Units on a Form 8-K, dated October 15, 2003. See our Description of Securities filed as Exhibit 99.1 thereto and our Summary of Operating Agreement filed as Exhibit 99.2 thereto. These documents are collectively referred to as the “Class 2 and Class 3 Disclosure Documents”.

The Class 2 Units and Class 3 Units have the following conversion rights:

          Class 2 Units

Class 2 Units are convertible by the holders of Class 2 Units as follows:

•	Into Class 3 Units at any time provided the holder has not exercised the Class 2 Put Right (as described in the Class 2 and Class 3 Disclosure Documents).

•	Into other classes of Units when a future Class of Units grants the holders of Class 2 Units a conversion right.

Class 2 Units may not be converted back into Class 1 Units. All Class 2 Units will be converted into other classes of Units on a 1:1 basis, unless otherwise determined by our Board of Managers. Class 2 Units may only be converted into Class 3 Units on a book entry certificate-by-certificate basis. We have the right to impose reasonable procedures and controls related to the conversion of Class 2 Units.

          Class 3 Units

Class 3 Units are convertible by the holders of Class 3 Units into other classes of Units if and when a future Class of Units grants the holders of Class 3 Units a conversion right.

Class 3 Units may not be converted back into Class 1 or 2 Units. All Class 3 Units will be converted into other classes of Units on a 1:1 basis, unless otherwise determined by our Board of Managers. Class 3 Units may only be converted on a book entry certificate-by-certificate basis. We have the right to impose reasonable procedures and controls related to the conversion of Class 3 Units.

Distributions

Distributions for the Past Two Years

Pursuant to the terms of our Class 1 Units, we are required to pay a monthly mandatory distribution equal to 1/12 of $0.0775 ($0.00646) per Class 1 Unit. In addition, in December 2002 our Board of Managers declared a voluntary monthly distribution, to be paid in addition to the mandatory monthly distribution on an ongoing basis, of 1/12 of $0.0025 ($0.00021) per Class 1 Unit. Accordingly, in 2003 we paid each month distributions of $0.00667 per Class 1 Unit.

In 2002 we made voluntary monthly distributions on the Class 1 Units until our Operating Agreement was modified to require mandatory monthly distributions. From January through May of 2002, we made monthly distributions of $0.00458 per Class 1 Unit. From June through November, we made mandatory monthly distributions of $0.00646 per Class 1 Unit. In December, we paid per Class 1 Unit the mandatory monthly distribution of $0.00646 plus the voluntary monthly distribution of $0.00021 that our Board declared on December 10, 2002, for a total distribution of $0.00667 per Class 1 Unit in December 2002.

In addition, in April 2003 and April 2002 we made distributions, ratified in June of these years, of $0.00710 and $0.00820 per Class 1 Unit (except for Class 1 Units held by our wholly-owned subsidiary), respectively, to offset state income tax liabilities incurred by our members in 2002 and 2001 due to their ownership interests in JCM. These payments were made either to members directly or to the California Franchise Tax Board on their behalf.

We did not have any Class 2 or Class 3 holders of record in 2002 or 2003, since the first conversions of Class 1 Units to Class 2 or Class 3 Units were effective January 1, 2004. Accordingly, we did not make any distributions to holders of Class 2 or Class 3 Units during 2002 or 2003.

Distributions Required by Our Operating Agreement and Certificates of Designations

     Class 1 Units

Beginning in July 2002, we were required under the terms of our Operating Agreement to make mandatory monthly distributions to the holders of Class 1 Units in an amount equal to 1/12 of $0.0775 (seven and 3/4 cents) per Class 1 Unit (the “Mandatory Monthly Distributions”). When we amended and restated our Operating Agreement as of June 25, 2003, our obligation to pay the Mandatory Monthly Distributions was placed in the Class 1 COD. If we fail, for any reason, to pay any Class 1 Mandatory Monthly Distribution(s) in a timely manner, we must begin liquidating our properties as quickly as commercially reasonable and must pay the Class 1 Unit holders interest on any overdue Mandatory Monthly Distributions at the rate of ten percent per year. Once we no longer have any overdue Mandatory Monthly Distributions, we may cease liquidating our properties.

     Class 2 Units

Beginning in January 2004, as required under the terms of our Certificate of Designations of Class 2 Units, we started making mandatory monthly distributions to the holders of Class 2 Units in an amount equal to 1/12 of $0.08 (eight cents) per Class 2 Unit (the “Class 2 Mandatory Monthly Distributions”). If we fail, for any reason, to pay any Class 2 Mandatory Monthly Distribution(s) in a timely manner, we must begin liquidating our assets as quickly as commercially reasonable and must pay the Class 2 Unit holders interest on any overdue Class 2 Mandatory Monthly Distribution(s) at the rate of ten percent per year. Once we no longer have any overdue Class 2 Mandatory Monthly Distribution, we may cease liquidating our assets.

     Class 3 Units

Beginning in January 2004, as required under the terms of our Certificate of Designations of Class 3 Units, we started making mandatory monthly distributions to the holders of Class 3 Units in an amount equal to 1/12 of $0.0825 (eight and 1/4 cents) per Class 3 Unit (the “Class 3 Mandatory Monthly Distributions”). If we fail, for any reason, to pay any Class 3 Mandatory Monthly Distribution(s) in a timely manner, we must begin liquidating our assets as quickly as commercially reasonable and must pay the Class 3 Unit holders interest on any overdue Class 3 Mandatory Monthly Distribution(s) at the rate of ten percent per year. Once we no longer have any overdue Class 3 Mandatory Monthly Distribution, we may cease liquidating our assets.

     Additional Distributions

Our Board of Managers may declare additional distributions for Units on a Class-by-Class basis, provided that no Class of Units may receive an additional distribution that is double the additional distribution declared for any other Class of Units on a per-Unit annualized basis. However, we must pay the Class 2 and Class 3 Units at least the same amount of additional distributions that we pay on our Class 1 Units on a per Unit basis.

     Priority in Payment

Our Board of Managers may not create a Class of Units with a right to receive a priority in payment upon our liquidation or dissolution over any other Classes of Units that may be in existence. However, this provision does not affect our Board of Manager’s ability to create Preferred Units with a right to receive a priority in payment upon our liquidation over the Class 1, Class 2, Class 3 or any other Class of Units. If we have a shortfall in our ability to pay distributions when due to Class 1, Class 2 and Class 3 Units, then Class 1, Class 2 and Class 3 Units will share in any shortfalls on a pro-rata basis.

Redemption Rights

     Class 1 Units

Our Class 1 COD provides that, except as set forth below, each holder of Class 1 Units as of June 30, 2005 will have the right to require us to redeem all or, if so elected by the holder, a portion, of his or her Class 1 Units on June 30, 2007. The redemption price for each Class 1 Unit will be calculated as follows:

•	We must obtain an appraisal on each of our real properties from one or more MAI appraisers to be selected by our Board of Managers and we may retain a business appraiser, investment bank, or other qualified person to appraise our other assets (collectively, the “Appraisals”).

•	The Appraisals must be dated no earlier than April 2, 2005 nor later than June 29, 2005.

•	We must retain CPAs to calculate the total value of all classes of issued and outstanding Units by preparing a pro-forma balance sheet using the appraised values from the Appraisals with allowance for all anticipated costs and expenses (including but not limited to the estimated costs and expenses of liquidating all of our properties), and using the profit and loss allocation provisions of Article 7 of our Operating Agreement, and otherwise in accordance with accounting principles generally accepted in the United States, all of which may be determined by our Board of Managers pursuant to specific written instructions to the CPAs. The CPAs will then divide the total value of all classes of Units by the total number of Units then outstanding, excluding any Units owned by our wholly-owned subsidiary. The resulting amount will be the Exercise Price for the Class 1 Units.

•	All distributions paid after June 30, 2005 to the holders of Class 1 Units who exercise their Put Rights will be credited against the Exercise Price.

Our Board of Managers has determined that the anticipated costs and expenses (including but not limited to the estimated costs and expenses of liquidating all of our properties) will be an amount equal to $0.40 per Unit, excluding any Units owned by our wholly-owned subsidiary as of the date of the pro forma balance sheet. Our Board intends to provide instructions to the CPAs to this effect.

If a sufficient number of Class 1 Unit holders exercise their right to have their Class 1 Units redeemed, our continued operation beyond June 30, 2007 may not be reasonably feasible. Accordingly, the Class 1 COD requires our Board of Managers to meet no later than June 30, 2006 to determine whether we should continue operations beyond June 30, 2007. If our Board of Managers determines in its sole discretion that our operations should not continue beyond June 30, 2007, then we must inform all owners of Units (and Preferred Units, if any) of this decision within 30 days after June 30, 2006 and the following will occur:

•	the Class 1 Unit holders’ rights to be redeemed as described above on June 30, 2007 will be null and void;

•	all of our properties will be sold as soon as practicable; and

•	all owners of Units and Preferred Units, if any, will receive the liquidation distributions to which they are entitled under our Operating Agreement and CODs.

     Class 2 Units

Our Class 2 COD provides that, except as set forth below, each holder of Class 2 Units as of June 30, 2010, will have the right to require us to redeem all, of if so elected by the holder, a portion, of his or her Class 2 Units on June 30, 2012. The redemption price for each Class 2 Unit will be calculated as follows:

•	We must obtain an appraisal on each of our assets in substantially the same manner as set forth in the Class 1 COD (collectively, the “Class 2 Appraisals”).

•	The Class 2 Appraisals must be as of a date that is no earlier than April 2, 2010, nor later than June 29, 2010.

•	We will retain CPAs to calculate the total value of all classes of issued and outstanding Units in substantially the same manner as in the Class 1 COD. The CPAs will then divide the total value of all classes of Units by the total number of Units then outstanding, excluding any Units owned by our wholly-owned subsidiary. The resulting amount will be the Exercise Price for the Class 2 Units.

•	All distributions paid after June 30, 2010 to the holders of Class 2 Units who exercise their Class 2 Put Rights will be credited against the Exercise Price.

If a sufficient number of Class 2 Unit holders exercise their Class 2 Put Rights, our continued operations may not be feasible. Accordingly, the Class 2 COD requires our Board of Managers to meet no later than December 27, 2010 to determine whether we should continue to operate past June 30, 2012. If our Board of Managers determines, in its sole discretion, that we cannot continue customary operations beyond June 30, 2012, the following will occur under Section 5.6 of the Class 2 COD:

•	If the Board determines that we can maintain our existence as a going concern and prudently satisfy our obligations to the holders of Class 2 Units who exercised their Class 2 Put Rights through one or more of the following methods: use of available cash and cash equivalents, the issuance of new Units or Preferred Units in capital raising transactions, other financing transactions, or a partial liquidation of our assets, then we will not be liquidated, and we will satisfy our obligations to the holders of Class 2 Units who exercised their Put Option in a timely manner. It is our intent to remain a going concern and not to be liquidated, even if substantially all of our assets are sold in order to satisfy our obligations.

•	If the Board determines that we cannot meet the test set forth above, then the following will occur: the Class 2 Put Rights will be null and void and no holder of Class 2 Units will be entitled to receive the Exercise Price; all of our assets will be sold as soon as practicable; all owners of Units and Preferred Units, if any, will receive the liquidation distributions to which they are entitled under the Agreement; and we will inform all owners of Units and Preferred Units of this decision before January 27, 2011.

     Class 3 Units

The holders of Class 3 Units do not have a Put Right similar to the Class 1 Units or Class 2 Units, or any other right to require JCM to redeem their Class 3 Units.

Securities Authorized for Issuance under Equity Compensation Plans.

We have no compensation plans under which equity securities are authorized for issuance.

Item 6.     Selected Financial Data

We were organized as a Delaware limited liability company on May 15, 2000 and commenced operations as JCM Partners, LLC, the successor company to the IRM entities, on June 30, 2000.

The following table sets forth selected financial data for JCM Partners for the years ended December 31, 2003, 2002 and 2001 and as of December 31, 2003, 2002, 2001. For the time periods set forth, we did not have any Class 2 or Class 3 Units outstanding.

	Year Ended	Year Ended	Year Ended
	December 31, 2003	December 31, 2002	December 31, 2001

Rental revenue from continuing operations	$52,248,248	$50,930,864	$48,519,384
Rental revenue from discontinued operations	$918,008	$2,124,667	$1,290,075
Net income (loss) before discontinued operations	$(1,028,392)	$(312,364)	$1,508,342
Income (loss) from discontinued operations	$2,602,335	$875,284	$(440,239)
Total net income	$1,573,943	$562,920	$1,068,103
Net income per Class 1 Unit	$0.02	$0.01	$0.01
Distributions to Class 1 Unit holders	$7,167,503	$6,572,892	$2,584,870

	December 31, 2003		December 31, 2002		December 31, 2001

Total assets	$259,326,848		$269,443,343		$274,444,850
Total long-term debt	$185,461,243		$185,768,625		$179,701,686
Mandatory distributions payable to Redeemable Class 1 Unit holders	$0(A	)	$0(A	)	$17,449,769
Redeemable Class 1 Units	79,804,420(B	)	83,519,494(B	)	90,152,151

(A)	Pursuant to an amendment to our Operating Agreement approved by our Members on May 22, 2002, we were required under the terms of our Operating Agreement to pay mandatory monthly distributions to our Class 1 Unit holders in an amount equal to 1/12 of $0.0775 per Class 1 Unit. This provision is now set forth in our Class 1 COD. However, since this distribution is not required to be paid upon our dissolution, change of control, merger or consolidation, it is not reflected as a liability in the above table.

(B)	Excludes Class 1 Units owned by our wholly-owned subsidiary.

The following table sets forth selected financial data, not excluding discontinued operations, for the properties owned by JCM Partners, LLC for six months ended December 31, 2000 and for the properties owned by IRM entities for the period from January 1, 2000 to June 29, 2000 and for the year ended December 31, 1999.

		Period from
	Six Months Ended	January 1,	Year Ended
	December 31,	2000 to June	December 31,
	2000	29, 2000	1999

Rental revenue	$23,397,831	$21,221,841	$40,038,261
Direct operating expenses:
Operating and maintenance	6,378,529	7,041,143	11,019,924
Real estate taxes and insurance	1,914,166	1,712,210	2,916,950
Utilities	1,841,681	1,822,209	3,279,110

Total direct operating expenses	10,134,376	10,575,562	17,215,984

Rental revenue in excess of direct operating expenses	$13,263,455	$10,646,279	$22,822,277

Basis of Presentation of IRM Entities’ Operations

The foregoing combined statement of operations data presents operating results of the properties owned by the IRM entities for the period from January 1, 2000 to June 29, 2000 and the year ended December 31, 1999. This data was prepared pursuant to SEC Regulation S-X, Rule 3-14, “Special instructions for real estate operations to be acquired.” Accordingly, the presentation excludes certain items not comparable to the future operations of the property, such as mortgage interest, leasehold rental, depreciation and corporate expenses.

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

Overview

The Company generates revenues from the leasing and, to a lesser extent, sales of commercial and residential properties it owns in California.

Even in a very challenging economic environment, total revenues from our continuing operations increased 2%, or $1,153,000 year-over-year for the year ended December 31, 2003. The revenue increase was primarily from our continuing residential properties and was partially offset by a decrease in our continuing commercial properties. Approximately 94% of total revenues from continuing operations came from continuing residential properties and 6% from continuing commercial properties. We expect very little, if any, revenue growth in 2004 from our continuing operations as some of our residential markets have been experiencing increased supply from new construction and both our residential and commercial markets have been experiencing slow to non-existent employment growth, dampening the demand for both rental housing and office space.

The revenue decrease in our continuing commercial properties was primarily due to a lease default by a major tenant at our office building in Concord in early 2003. This building is presently at 66% occupancy and while affected by the soft market for large blocks of office space in the San Francisco Bay Area, its rental rates are moderate and the building is located and designed to serve small local users and regional branch offices with a portion of the ground space designated for retail. Since we have the financial capacity to remodel or divide existing suites to suit market demand and can provide significant tenant improvements to attract new tenants, we expect the demand from such tenants to improve occupancy in the coming periods. We are aggressively marketing the available space. During 2003, we leased approximately 8,200 square feet to four new tenants and released approximately 11,700 square feet to three tenants at average monthly rental rates approximately 4.1% less than the previous expired leases. It may be necessary to lease new space or renew expired leases at lower monthly rates than expired leases.

Management responded to the continuing significant vacancies in the San Francisco office sub-market and listed our San Francisco office property for sale during May 2003 at which time we also designated the property as a real estate investment held for sale. The building is presently at 14% occupancy. The building is an old San Francisco style structure (constructed in 1908) that is somewhat inconsistent with the balance of our portfolio. We feel the combination of current vacancies and short term tenancies may make it attractive to a buyer intending to occupy the building. The building is currently in contract with a prospective buyer.

In May 2003, as part of a Section 1031 (of the Internal Revenue Code of 1986, as amended) reverse exchange process, we purchased an apartment complex consisting of 108 units located in Sacramento for $7,900,000. In July 2003, we sold an 88 unit apartment complex in Rancho Cordova, California for $5,045,000 with the intent to defer tax consequences on the resulting gain from the sale of the property. The equity from the property sold was used as the down payment for the newly acquired property. The remaining purchase price was financed with a mortgage loan.

During the fourth quarter ended December 31, 2003, we recorded a $1,250,000 charge for loss on impairment of assets related to a parcel of land located in Vallejo, California so the carrying value reflects the appraised value obtained on the property.

We believe we have made extensive progress in our rehabilitation and deferred maintenance programs and believe they are essential to realizing the full income potential of our properties. In accordance with our accounting policies on capital expenditures, certain of these improvements are expensed and are included as operating and maintenance expenses, rather than being capitalized. The improvements that we expensed include appliance and fixture replacements, window coverings, exterior painting, asphalt repairs and seal coating, major roof repairs and coatings, major carpentry repairs to balconies, siding and fencing, major landscaping projects and swimming pool resurfacing. These improvements were $4,211,000 in 2003, $4,334,000 in 2002 and $3,069,000 in 2001 for continuing operations. We expect to spend approximately $4,000,000 in 2004 for these items. We also capitalized various capital improvements (which includes such items as new carpet and vinyl flooring, new fencing, new roofs, new monument signs, new HVAC units and commercial tenant improvements). We had capital improvements of $2,121,000 in 2003, $3,253,000 in 2002 and $2,009,000 in 2001. We are expecting to spend approximately $2,100,000 for capital improvements in 2004.

As a result of its ongoing long term debt refinancing strategy, the Company reduced its interest expense significantly by approximately $1,509,000 in 2003 compared to 2002. The weighted average interest rate for our mortgage debt was 6.13%, 6.57% and 7.48% at the end of 2003, 2002 and 2001 respectively.

We believe that the sustained reduction in long term interest rates over the last few years has had a significant effect on the value of our properties. We believe that the yield (rate of return on investment) expectations of real estate investors of income producing properties have been reduced, thereby reducing capitalization rates (see below) used by potential buyers. The effect of reduced capitalization rates, when income and expenses are held constant, is an increase in property values. However, we also believe that a sustained increase in long term interest rates could cause property values to decrease, as buyers require higher yields on income producing properties, thereby increasing capitalization rates used by potential buyers. We believe that long term interest rates will have a significant effect on the appraisals we are required to obtain on our properties in the second quarter of 2005 in connection with the Class 1 Put Rights. However, we cannot forecast with any accuracy what long term interest rates will be at any given time in the future.

The capitalization rate is a shorthand term for the relationship between a buyer’s estimate of the property’s first year of net operating income and the price the buyer is willing to pay. For example, if a buyer expects a property to earn $1,000,000 in net operating income in its first year of operations and the buyer is seeking an 8% capitalization rate, then the buyer would be willing to pay $12,500,000 for the property (i.e., an 8% return on $12,500,000 is $1,000,000). A decrease in the capitalization rate to 7.5% in this example would increase the property’s value to $13,333,000 and an increase in the capitalization rate to 8.5% in this example would decrease the property’s value to $11,765,000. Accordingly, a 1/2% point change in the capitalization rate would affect the property’s value by approximately 6%.

The value of our properties will be important to our Members who exercise their Class 1 or Class 2 put rights or otherwise sell their Units, since redemption prices will be based, in large part, on the value of our properties. Similarly, other sales of Units should also be based, in large part, on the value of our properties. In addition, the value of our properties will be important should we ever engage in a change-of-control transaction.

We believe that a portion of the increased valuation of our properties caused by the decline in long-term interest rates has been offset by increased expenses including industry-wide increases in the cost of insuring income producing properties, due in part to the insurance industry’s response to the events of September 11, 2001. We believe that potential purchasers will forecast higher operating expenses due to these increased costs, which will result in lower estimates of net operating income. Currently, we believe the effect of lower long-term interest rates, even with increased operating expenses, has been an overall increase in the value of our properties. However, if long-term interest rates and capitalization rates rise and income and operating expenses remain constant, the value of our properties could decrease.

Critical Accounting Policies

The accompanying discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (US GAAP). The preparation of these financial statements requires management to make estimates and judgments that affect the reported amount of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We base our estimates and judgments on historical experience, industry practices and on various other assumptions that we believe are reasonable under the circumstances. However, future events are subject to change and the best estimates and judgments routinely require adjustment.

We believe the following critical accounting policies, in addition to those described in Note 2 to our financial statements (beginning on page F-7 of this filing), affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Depreciation of Properties

Our rental properties are carried at reorganization value plus improvements less accumulated depreciation. Depreciation is calculated using the straight-line method. The estimated useful lives for the properties range from 20 to 40 years for buildings and from 5 to 15 years for improvements, all of which are judgmental determinations made by management.

Rental Income Recognition

Our apartment communities are generally leased under operating leases with terms of six months. Rental income is recognized according to the terms of the underlying leases, which approximates the revenue which would be recognized if recognized evenly over the lease term. Rental revenue on our commercial properties is recognized over the term of the related lease.

Capital Expenditures

Amounts paid for new buildings or for permanent improvements made to increase the value of the property or substantially prolong its life are capitalized. These expenditures are depreciated over estimated useful lives determined by management. Tenant improvements and leasing commissions paid in operating our commercial properties are capitalized and amortized over the live of the respective lease. We expense certain improvements related to the operation of our apartment communities, including appliance replacements, window coverings, major carpentry repairs to balconies, siding and fencing, exterior painting as well as those expenditures necessary to maintain our properties in ordinary operating condition. The determination as to whether expenditures should be capitalized or expensed, and the period over which depreciation is recognized, requires management’s judgment.

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

During the fourth quarter ended December 31, 2003, we recorded a $1,250,000 charge for loss on impairment of assets related to undeveloped land located in Vallejo, California, so the carrying value reflects the appraised value obtained on the property.

Recent Accounting Pronouncements

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

In August 2001, the Financial Accounting Standards Board approved for issuance SFAS No. 144, Accounting For The Impairment Or Disposal Of Long-Lived Assets. SFAS No. 144 supersedes SFAS No. 121, Accounting For The Impairment Of Long-Lived Assets And For Long-Lived Assets To Be Disposed Of and the accounting and reporting provisions of Accounting Principles Board (“APB”) Opinion No. 30, Reporting The Results Of Operations — Reporting The Effects Of Disposal Of A Segment Of A Business, And Extraordinary, Unusual and Infrequently Occurring Events And Transactions. SFAS No. 144 unifies the accounting treatment for various types of long-lived assets to be disposed of, and resolves implementation issues related to SFAS No. 121. The Company adopted SFAS No. 144 effective January 1, 2002. The adoption of SFAS No. 144 did not have an effect on the Company’s financial position, results of operations, or cash flows, as the Company had no long-lived assets that were considered impaired upon adoption of the standard. Adoption of this standard did have an effect on the presentation of the Company’s results of operations with respect to Discontinued Operations as presented in Note 3.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of a company’s commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized. The Company will adopt the provisions of SFAS No. 146 for any restructuring activities initiated after December 31, 2002. The adoption of this standard did not have any effect on the Company’s financial position, results of operations or cash flows.

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation assumed under that guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The liability recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company had no such guarantee arrangements for the years ended December 31, 2002 and 2003.

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 clarifies the application of Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements” to variable interest entities (VIEs) in which equity investors lack an essential characteristic of a controlling financial interest or do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support from other parties. In the past, the Company has formed numberous subsidiaries in which properties are owned. All of these subsidiaries are included in the consolidated financial statements. The adoption of FIN 46 did not have an impact on the Company’s 2003 consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003 and, otherwise, is effective at the beginning of the first interim period beginning after June 15, 2003. Certain provisions have been deferred indefinitely by the FASB under FSP 150-3. The Company has adopted this standard and it did not have a material impact on the consolidated financial position or results of operations; however, the Company does have redemption provisions related to Class 1 and Class 2 units that will be effected by this standard once Class 1 and Class 2 Unit holders notify the Company of their intent to put the Class 1 and Class 2 Units back to the Company. The Class 1 Unit holders do not have the right to put Class 1 Units back to the Company until after June 30, 2005. The Class 2 Unit holders do not have the right to put Class 2 Units back to the Company until after June 30, 2010. The redemption rights and provisions are more fully described in Note 7.

Results of Operations

Property Occupancy

The table below sets forth the overall weighted average occupancy levels for our properties, by type of property, at December 31 for the last three years. The weighted average occupancy is calculated by multiplying the occupancy of each property by its square footage and dividing by the total square footage in the portfolio.

	Occupancy at December 31,

Property Type	2003	2002	2001

Apartment Communities	94.8%	95.7%	94.6%
Commercial Properties	75.4%	88.3%	82.0%

The overall weighted average occupancy level for our entire property portfolio as of December 31, 2003 was 91.1%, compared to 94.3% at December 31, 2002, and 92.2% at December 31, 2001.

The occupancy at our apartment communities in the year ending December 31, 2003 shows a slight decrease to 94.8% from 95.7% for the year ended December 31, 2002. Contributing factors include the slowdown in the California economy, continuing competition with providers of other forms of multifamily residential properties and single-family housing and a significant increase in the construction of new apartment properties where our properties are located. We believe the occupancy will remain relatively stable at this level for 2004 due to a continuing management implemented cross-marketing program, resident referral program, resident retention focus and rent concession incentives.

Our future apartment occupancy rates will be subject to numerous factors, many of which are outside of our control. We believe that 2004 will continue to be challenging on the leasing front. The overall slowdown of the California economy, the California deficit and other factors are impacting our sub-markets. Forecasts in trade journals and marketing reports indicate relatively stable and flat rents with optimism for a pick up in mid to late 2004. A large unknown factor for our portfolio will be how California’s large budget deficit will impact local economies as funding cuts roll downward. Consumers are carefully considering how much they are willing to spend on housing, which is putting pressure on rents. In addition, historically low mortgage rates have enabled more renters to purchase homes. Buying or renting single-family housing was the reason given by many residents who moved out of our apartment properties during 2003. If mortgage rates increase, we anticipate slightly less pressure on rents, as renters may be less able to purchase homes; however, we can not predict when changes in mortgage rates will occur. Qualified potential residents continue to be difficult to find. Our market surveys indicate that a number of competitors have decreased asking rents, as we have done at some selected properties in order to remain competitive. Many of our competitors give rent concessions. We give them as well at selected properties, such as a discount off a first month’s rent. Accordingly, there can be no assurance that our future occupancy or rental rates will not be significantly less than our occupancy and rental rates at December 31, 2003.

Decreased occupancy at our commercial properties is primarily due to the vacating of three tenants during the first quarter, whose leases accounted for a combined total of 30,000 square feet, from our Concord and San Francisco office buildings. One of these tenants, on lease through July 31, 2007 at our Concord office building, owes rent from February 1, 2003. The tenant claims it had an option to cancel the lease which we dispute. We are pursuing collection of rent owed. Occupancy decreased further in the last quarter due to an additional vacating of 9,000 square feet from our San Francisco office building resulting from non-renewed tenant leases. Subsequent to December 31, 2003, at the same building, there was an additional vacating of 7,700 square feet at the end of February, 2004 from non-renewed tenant leases. During 2003, we leased approximately 15,000 square feet to six new tenants at an average monthly rental rate of $1.24, down $0.03 from the average monthly rate paid by the previous tenants. We also renewed leases with seven tenants for approximately 27,000 square feet of space at an average monthly rental rate of $1.26, up $0.01 from the average monthly rental rate under their old leases.

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

Funds from Operations

We use a supplemental performance measure, Funds from Operations (“FFO”), along with net income, to report operating results. FFO is calculated by making various adjustments to net income. Depreciation, amortization, impairment loss, and write off of deferred debt issuance costs are added back to net income, as they represent non-cash charges. In addition, gains on sale of real estate investments are excluded from the FFO calculation.

FFO is not a measure of operating results or cash flows from operating activities as defined by accounting principles generally accepted in the United States. Further, FFO is not necessarily indicative of cash available to fund cash needs and should not be considered as an alternative to cash flows as a measure of liquidity. We believe, however, that FFO provides relevant information about operations and is useful, along with net income, for an understanding of our operating results.

Comparative Funds from Operations

	Year ended December 31,

	2003	2002	2001

Net income (loss)	$1,573,943	$562,920	$1,068,103
Adjustments:
Depreciation and amortization:
Real property	8,890,405	8,349,434	7,932,460
Capitalized leasing expense	88,968	79,982	53,634
Loss on impairment of assets	1,250,000	—	—
Discontinued operations:
Depreciation	107,284	145,746	154,316
Capitalized leasing expenses	8,834	8,534	8,534
Gain on sale of property	(2,734,914)	(61,475)	(5,183)
Write off of deferred debt issuance costs	87,111	475,881	594,543

Funds from operations	$9,271,631	$9,561,022	$9,806,407

Funds from operations per Class 1 Unit	$0.11	$0.11	$0.10

Income (loss) per outstanding unit (per Income Statement) —
From continuing operation	$(0.01)	$0.00	$0.02
From discontinued operations	$0.03	$0.01	$(0.01)

Net Income per Class 1 Unit (per Income Statement)	$0.02	$0.01	$0.01

Weighted average Class 1 Units	82,163,512	85,861,010	94,951,736

For the year ended December 31, 2003, FFO was $9,272,000 as compared to $9,561,000 for the year ended December 31, 2002, a decrease of approximately 3.0% or $289,000. FFO decreased $245,000 in 2002 compared to the $9,806,000 for the year ended December 31, 2001. However, on a per Unit basis, FFO remained relatively flat primarily due to the lower weighted average number of units outstanding during 2003 compared to 2002.

Comparisons of Years ended December 31, 2003, 2002 and 2001

Revenue From Continuing Operations

Total rental revenues were $52,248,000 in 2003, $50,931,000 in 2002 and $48,519,000 in 2001, excluding revenues from discontinued operations.

Total rental revenues from our apartment communities were $48,791,000 in 2003, $47,227,000 in 2002 and $45,347,000 in 2001, excluding revenues from discontinued operations. The approximate 3% increase in 2003 is primarily attributable to increases in average monthly rental rates and rental revenue of $585,000 from a newly acquired property purchased in May 2003. The approximate 4% increase in 2002 was from increased average monthly rental rates and improved occupancy.

Total rental revenues from our commercial properties were $3,457,000 in 2003, $3,704,000 in 2002 and $3,172,000 in 2001, excluding revenues from discontinued operations. The approximate 7% decrease in 2003 is primarily attributable to lower occupancy at our Concord office building, as previously discussed, lower building operating costs billable to tenants and lower average monthly rental rates, partially offset by improved occupancy at our light industrial buildings located in Napa, California. The tenant that vacated our Concord office building is on lease through July 31, 2007 and owes rent from February 1, 2003. The tenant claims that they had an option to cancel the lease which we dispute. We are pursuing collection of rent owed. The unpaid rent and additional charges of approximately $565,000 owed through December 31, 2003, is not included as accrued revenues on the consolidated statement of operations. The Company believes the tenant is solvent.

The approximate 17% increase in 2002 was primarily from increased average monthly rental rates and improved occupancy at our light industrial buildings located in Napa, California.

During the year ended December 31, 2003, the average monthly rental rate per square foot for same-store apartment communities and commercial properties on a combined basis increased by approximately 1.0%. In 2002 and 2001 the same store average monthly rental rate per square foot increased 3.3% and 9.5% on a full-year basis, respectively. Our ability to continue to increase rents will largely depend on the changes in the real estate market and on general economic conditions in the areas in which we own properties. Same store properties are defined as those properties owned by us during all months of the reporting periods. Average monthly rental rates are defined as contract rents for occupied units plus estimated market rents for vacant units divided by the total square footage in the portfolio at the end of the reporting periods.

During the year ended December 31, 2003, the average monthly rental rate per square foot for same-store apartment communities increased by approximately 1.2%. In 2002 and 2001 the same store average monthly rental rate per square foot increased 3.1% and 9.6% on a full-year basis, respectively. These increases were attributable to increased rents both to existing tenants upon lease expiration and to new tenants upon move in. The average monthly rental rate per square foot for same-store apartment communities were $1.04, $1.03 and $1.00 as of December 31, 2003, 2002 and 2001 respectively.

At December 31, 2003, the average monthly rental rate per square foot for same-store commercial properties decreased by approximately 1.2%. The decrease reflects lower estimated market rents for vacant space and some lower rents on renewed leases with existing tenants. In 2002 and 2001 the same store average monthly rental rate per square foot increased 5.3% and 8.4% on a full-year basis, respectively. These increases were attributable to increased rents to existing tenants upon lease expiration, rent adjustments as allowed in existing leases and to new tenants upon move in. Average monthly rental rate per square foot for same-store commercial properties were $1.26, $1.27 and $1.21 as of December 31, 2003, 2002 and 2001 respectively.

Average monthly rental rate per square foot for same-store properties at December 31 were as follows:

	2003	2002	2001

Same-store apartment communities	$1.04	$1.03	$1.00
Same-store commercial properties	$1.26	$1.27	$1.21
Same-store apartment and commercial	$1.06	$1.05	$1.01

Our ability to continue to increase rental rates will materially depend on the changes in the real estate market and on general economic conditions in the areas in which we own properties. We expect very little, if any, rental rate increases at any of our properties based on current sub-market conditions.

Interest and other revenue was $196,000 in 2003, $361,000 in 2002 and $337,000 in 2001. The decrease in 2003 was primarily due to lower average cash balances and lower interest rates and the increase in 2002 was primarily due to higher average cash balances

Expenses From Continuing Operations

Total expenses. Total expenses (which includes interest expense, operating and maintenance, depreciation and amortization, general and administrative, real estate taxes and insurance, utilities, prepayment penalties and write off of deferred debt issuance costs) were $53,473,000 in 2003, $51,604,000 in 2002 and $47,348,000 in 2001, excluding expenses from discontinued operations. The various components are discussed in more detail as follows.

Interest expense. Interest expense was $11,901,000 in 2003, $13,410,000 in 2002 and $13,048,000 in 2001, excluding interest expense from discontinued operations. The approximate 11% decrease in 2003 was primarily due to our successful mortgage refinancing activity which resulted in lower interest rates. The weighted average interest rate for our mortgage debt was 6.13%, 6.57% and 7.48% at the end of 2003, 2002 and 2001 respectively.

The increase in 2002 was primarily due to increased debt from refinancing activity partially offset by lower interest rates on the new debt.

Operating and maintenance expenses. Operating and maintenance expenses (which includes repair and maintenance, certain improvements, on-site staff payroll, advertising and other direct operational expenses) were $17,375,000 in 2003, $16,119,000 in 2002 and $14,110,000 in 2001, excluding operating and maintenance expenses from discontinued operations. This reflects an increase of $1,256,000 or 8% in 2003 compared to 2002. Operating and maintenance expenses of $913,000 from a newly acquired property purchased in May 2003, is the main reason for this increase. The remaining $343,000 increase was primarily due to advertising and rental expense increases.

The $2,009,000 or 14% increase in 2002 compared to 2001 was primarily attributable to the increased expenditures for our apartment rehabilitation program, additional expenditures on deferred maintenance projects and increased advertising costs due to competitive leasing market conditions.

We expense certain improvements related to the operation of our properties, including appliance and fixture replacements, window coverings, exterior painting, asphalt repairs and seal coating, major roof repairs and coatings, major carpentry repairs to balconies, siding and fencing, major landscaping projects and swimming pool resurfacing. These improvements were $4,211,000 in 2003, $4,334,000 in 2002 and $3,069,000 in 2001. We expect to spend approximately $4,000,000 in 2004 for these items.

Depreciation and amortization expenses. Depreciation and amortization expenses were $9,301,000 in 2003, $8,694,000 in 2002 and $8,209,000 in 2001, excluding depreciation and amortization expenses from discontinued operations. The approximate increase of $607,000, or 7% in 2003 over 2002 was primarily attributable to an increase in real estate investments due to the acquisition of a new property and the capitalization of property improvements to existing properties.

The $486,000 increase in 2002 over 2001 was due to the capitalization of property improvements to existing properties.

General and administrative expenses. General and administrative expenses were $3,701,000 in 2003, $3,415,000 in 2002 and $4,005,000 in 2001. The 8.0% increase in 2003 was primarily due to one time non-recurring legal and consulting expenses and increases in California LLC fees. JCM Partners, LLC is the single member in approximately 50 separate entities organized as California limited liability companies (LLC’s). These LLC’s were established at the inception of JCM to hold title to the individual properties. For federal tax purposes these LLC’s are disregarded and treated as if they did not exist. In general, California also disregards these entities, but imposes a minimum tax of $800 and a fee on the gross income of a limited liability company. For purposes of the California tax returns for years 2000, 2001 and 2002, JCM took the position that these LLC’s were the mere agents of JCM and, therefore, had no gross income. Based on this, these entities paid the minimum tax but did not pay the LLC fee. The California taxing authorities may not concur with this position. For the year 2003, these entities also paid the minimum tax totaling $45,600 and in addition, JCM has accrued as an expense, a $161,200 gross income LLC fee for JCM and all of the LLCs based on their respective gross incomes to be paid in April 2004. JCM intends to pay the minimum tax and the LLC fees for JCM and the LLCs in future years. JCM is considering restructuring options regarding the LLCs in order to reduce the amount of these fees in the future.

The decrease in 2002 was primarily related to lower legal and accounting fees that year compared to higher than normal legal and accounting fees for the Company’s first full year and start up costs for the Company in 2001.

Real estate taxes and insurance expenses. Real estate taxes and insurance expenses were $5,502,000 in 2003, $5,045,000 in 2002 and $3,496,000 in 2001, excluding real estate taxes and insurance expenses from discontinued operations. Increased real estate taxes of $282,000 from higher assessed values and increased workers compensation insurance of $241,000 were the primary reasons for the increase in 2003 over 2002.

In 2002, the $1,549,000 increase was mainly attributable to the significant increase of all insurance costs of approximately $1,098,000 due to general insurance industry conditions which were intensified by the events of

September 11, 2001. Additionally, there was a downward adjustment of real estate taxes in 2001 in the amount of $435,000, to reflect an adjustment for an over accrual in 2000 for possible reassessments from taxing authorities (which did not take place) from the 2000 reorganization.

Utility expenses. Utility expenses were $4,012,000 in 2003, $3,700,000 in 2002 and $3,889,000 in 2001, excluding utility expenses from discontinued operations. The 8% increase in 2003 was due primarily to rate increases for natural gas, sewer, trash removal and water. The 5% decrease in 2002 was primarily attributable to lower overall energy costs in California from the peak levels reached in 2001.

Prepayment penalty. During the twelve months ended December 31, 2003, we recorded $356,000 of prepayment penalties related to debt which was retired in connection with the refinancing of two mortgages and the payoff of three mortgages. In the same period of 2002, we recorded $745,000 of prepayment penalties in connection with the refinancing of five mortgages and the payoff of five mortgages. There were no prepayment penalties incurred during 2001.

Write off of deferred debt issuance costs. During the twelve months ended December 31, 2003, we recorded a loss of $74,000 to reflect the write-off of deferred debt issuance costs related to debt which was retired in connection with the refinancing of two mortgages and the payoff of three mortgages. During the same periods of 2002 and 2001, we recorded $476,000 and $591,000 respectively, of write-offs of deferred debt issuance costs.

Loss on impairment of assets. During the fourth quarter ended December 31, 2003, we recorded a $1,250,000 charge for loss on impairment of assets related to a parcel of land located in Vallejo, California so the carrying value reflects the appraised value obtained on the property.

Net Income (Loss) Before Discontinued Operations

Net income (loss) before discontinued operations. During the year ended December 31, 2003, net loss before discontinued operations was $1,028,000 compared to a net loss of $312,000 for the prior year and a net income of $1,508,000 in 2001. The decrease in 2003 was due to increases in operating and maintenance, depreciation and amortization, general and administrative, real estate taxes and insurance, utility expenses and a one time charge for loss on impairment of assets and partially offset by increases in rental revenue and decreases in interest expense, prepayment penalties and write off of deferred debt issuance costs.

The decrease in 2002 was due to increases in interest, operating and maintenance, depreciation and amortization, real estate taxes and insurance, and prepayment penalty expenses and partially offset by an increase in total revenues and decreases in general and administrative expenses and write off of deferred debt issuance costs.

Discontinued Operations

Discontinued Operations. In October 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which became effective on January 1, 2002. For properties accounted for under SFAS No. 144, the results of operations for properties sold during the period or designated as held for sale at the end of the period are required to be classified as discontinued operations. The property-specific components of net earnings that are classified as discontinued operations include all property-related revenues and expenses including those recognized prior to the classification as held for sale, and property-specific interest expense to the extent there is secured debt on the property. In addition, the net gain or loss on the eventual disposal of properties held for sale is reported as discontinued operations.

During the twelve months ended December 31, 2003, income from discontinued operations was $2,602,000 compared to $875,000 for the same period last year. The increase was primarily due to a gain of $2,735,000 as a result of selling an 88 unit apartment complex as part of a Section 1031 exchange transaction. The increase in 2002 is primarily due to a receipt of funds from a note secured by farm land that was written off as uncollectible in 2001.

Net Income

Net income. During the year ended December 31, 2003, net income was $1,574,000 compared to $563,000 for the prior year, an increase of approximately $1,011,000. The increase was due to an increase in income from discontinued operations and partially offset by a decrease in net income before discontinued operations. The decrease in 2002 of approximately $505,000 from the $1,068,000 in 2001 was due to a decrease in net income before discontinued operations and an increase in income from discontinued operations.

Effects of Inflation on Operations

We believe that the direct effects of inflation on our operations have been inconsequential.

Distributions to Unit Holders

          2003

During 2003, we made cash distributions to our Unit holders of $7,168,000, excluding distributions made to our wholly owned subsidiary for units owned in 2003. This included an April payment to the California Franchise Tax Board of $105,000 on behalf of our non-California Unit holders who had been allocated income deemed taxable by the State of California and a distribution of $489,000 to our members who were not required to make a California tax deposit. This special April distribution and the payments to the California Franchise Tax Board were intended to offset certain state income tax liabilities incurred by our members in 2003 due to their ownership of our Class 1 Units. All of the distributions in 2003 were made from cash from operations and available cash.

          2002

During 2002, we made cash distributions to our Unit holders of $6,573,000, excluding distributions made to our wholly owned subsidiary for units owned in 2002. This included an April payment to the California Franchise Tax Board of $125,000 on behalf of our non-California Unit holders who had been allocated income deemed taxable by the State of California and a distribution of $614,000 to our members who were not required to make a California tax deposit. This special April distribution and the payments to the California Franchise Tax Board were intended to offset certain state income tax liabilities incurred by our members in 2002 due to their ownership of JCM Partners’ Class 1 Units. All of the distributions in 2002 were made from cash from operations and available cash.

          2001

During 2001, we made cash distributions to our Unit holders of $2,585,000. Our wholly owned subsidiary did not own any units in 2001. This included an April payment to the California Franchise Tax Board of $33,000 on behalf of our non-California Unit holders who had been allocated income deemed taxable by the State of California and a distribution of $260,000 to our members who were not required to make a California tax deposit. This special distribution in April and the payments to the California Franchise Tax Board were intended to offset certain state income tax liabilities incurred by our members in 2001 due to their ownership of JCM Partners’ Class 1 Units. All distributions and the payments to the California Franchise Tax Board were made from our cash from operations.

Liquidity and Capital Resources

As of December 31, 2003, our short-term liquidity needs included normal operating requirements, ongoing capital improvements, monthly principal amortization of our debt, repurchase of Class 1 Units, Class 2 Units, Class 3 Units and certain mandatory distributions required to be made to our Class 1, 2 and 3 Unit holders, as described at “Item 5 — Market for Registrant’s Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities — Distributions Required by Our Operating Agreement and Certificates of Designation.” We expect to meet these requirements through net cash provided by operations and available cash. However, if needed for repurchase of Class 1 Units, Class 2 Units and Class 3 Units or capital improvements, we may increase debt by refinancing certain mortgage obligations or through mortgage borrowing on our debt-free properties. We do not expect that rent increases upon tenant turnover and lease expirations, subject to market and general economic conditions, will have a significant impact on our short-term liquidity.

In 2003, through a wholly-owned subsidiary, we repurchased 3,715,074 Class 1 Units for an aggregate price of $4,841,000. From January 1, 2004 through March 30, 2004, through our wholly-owned subsidiary, we repurchased an additional 513,483 Class 1 Units for an aggregate price of $754,800; 19,657 Class 2 Units for an aggregate price of $28,900; 105,508 Class 3 Units for an aggregate price of $155,100. As of March 30, 2004, our wholly owned subsidiary owned 10,861,214 Class 1 Units, 19,657 Class 2 Units and 105,508 Class 3 Units.

Our long-term liquidity requirements include scheduled debt maturities, significant capital improvements, certain mandatory distributions required to be made to our Class 1, 2 and 3 Unit holders, as described at “Item 5 — Market for Registrant’s Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities — Distributions Required by Our Operating Agreement and Certificates of Designations” and repurchases of Class 1, Class 2 and Class 3 Units. Cash flows from operations, including the effects of any rent increases, will not be sufficient to meet some of these long-term requirements, such as remaining balances due at loan maturities, and that it will be necessary for us to refinance the mortgages on certain of our properties. There can be no assurance that we will be able to refinance on terms advantageous to us, however, especially if interest rates rise in the future.

As described at “Item 5 — Market for Registrant’s Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities — Redemption Rights,” our Class 1 Unit holders have the right to require us to redeem some or all of their Class 1 Units in June 2007. In addition, our Class 2 Unit holders have the right to require us to redeem some or all of their Class 2 Units in June 2012. In order to fund those redemptions, we will use cash from operations, available cash, loan financing proceeds, other capital sources and, if necessary, we may be required to liquidate some or all of our assets.

At December 31, 2003, we had unrestricted cash totaling $6,972,000, compared to $14,898,000 at December 31, 2002 and $14,248,000 at December 31, 2001. The decrease in 2003 is primarily attributable to cash provided by operations of $10,211,000, offset by cash used in investing activities of $4,951,000 and cash used in financing activities of $13,186,000.

The terms of certain of our mortgages require impound accounts for the payment of insurance, property taxes, replacement reserves and lender holdbacks on proceeds from new mortgages for immediate repair improvements, in addition to the scheduled principal and interest payments on the debt. We classify these impound accounts as restricted cash on our balance sheet. Restricted cash for holdbacks, which totaled approximately $1,287,000 at December 31, 2003, will become unrestricted when repair improvements are completed. At December 31, 2003, our restricted cash totaled $2,461,000 compared to $2,331,000 at December 31, 2002.

Net cash provided by operations for the year ended December 31, 2003 was $10,211,000, which reflects net income of $1,574,000, non-cash depreciation and amortization charges of $9,301,000, gain on sales of assets of $2,735,000, net loss of $78,000 on disposal of assets, a loss of $1,250,000 for the impairment of assets and the net decrease of the effect of changes in operating assets and liabilities of $743,000.

Net cash used in investing activities was $4,951,000 for the year ended December 31, 2003. We acquired a new property in May 2003 for $7,900,000 and used $2,121,000 for capital improvements (which includes such items as new carpet and vinyl flooring, new fencing, new roofs, new monument signs, new HVAC units and commercial tenant improvements) to existing properties. These uses were partially offset by proceeds from the sale of a property in July 2003 of $5,070,000. In 2002, net cash used in investing activities was $2,990,000. This consisted of capital improvements of $3,253,000 as part of our asset rehabilitation program and offset by proceeds from the disposal of assets of $263,000. We are expecting to spend approximately $2,100,000 for capital improvements in 2004.

Net cash used in financing activities was $13,186,000 for the year ended December 31, 2003. The sources of cash consisted of proceeds received from the refinance of three mortgage loans of $7,032,000 and the addition of a new mortgage of $5,300,000. The uses of cash were as follows: distributions to Class 1 Unit holders in the amount of $7,168,000, payoff of four mortgage notes totaling $10,220,000, principal payments on mortgage notes of $2,419,000, repurchases of Class 1 Units in the amount of $4,841,000, change in other assets of $498,000 that is primarily cash in transit for repurchase of additional Class 1 Units and net deferred financing costs totaling $372,000.

Our long-term debt consists of 46 real estate mortgages totaling $185,461,000 as of December 31, 2003. Each of the mortgages is individually secured by one of 45 properties with two mortgages secured by the same property. This debt generally requires monthly payments of principal and interest. As of December 31, 2003, the weighted average interest rate on our real estate mortgages was 6.13% compared to 6.57% at the same time last year.

At December 31, 2002, our long term debt consisted of 48 real estate mortgages totaling $185,769,000. During 2003, we completed the refinancing of three, seven-year, fixed rate loans. The total amount financed was $19,500,000 at 5.21% interest rates. The monthly principal and interest payments are amortized on a 30 year basis. These loans will be due at the end of their seven year term. The balance of the mortgage loans retired was $12,468,000 with a weighted average interest rate of 8.43%. We received net proceeds, including funds held by the lender for required repairs, of $7,032,000 from the issuance of the new mortgage loans. We also completed the financing of one loan in connection with the purchase component of a Section 1031 exchange transaction. The new loan is in the amount of $5,300,000 with a fixed interest rate of 4.60% for the first five years and converts to a variable rate for the last twenty-five years. The four mortgage notes that were paid off during 2003 totaled $10,220,000 and had interest rates ranging from 7.30% to 10.50%.

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

Contractual Obligations as of December 31, 2003

	Payments due by period
Contractual Obligations
	Total	<1 yr	1-3 yrs	3-5 yrs	>5 yrs

Capital Lease	N/A	N/A	N/A	N/A	N/A

Operating Lease	N/A	N/A	N/A	N/A	N/A

Purchase Agreements	N/A	N/A	N/A	N/A	N/A

Long-term debt	$185,461,243	$2,687,338	$5,826,652	$19,716,059	$157,231,194

Total	$185,461,243	$2,687,338	$5,826,652	$19,716,059	$157,231,194

Changes In Members’ Equity For The Year Ended December 31, 2003

The following schedule reflects the changes in our members’ equity during 2003 for financial reporting purposes:

Balance, January 1, 2003	$77,138,059
Repurchase Of Redeemable Class 1 Units	(4,840,850)
Distributions	(7,167,503)
Net Income	1,573,943

Balance, December 31, 2003	$66,703,649

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure results from changes in interest rates on our debt obligations. We are vulnerable to increases in the interest rates on our variable rate mortgage notes. We are also vulnerable to significant increases in interest rates to the extent we refinance our fixed rate mortgage notes or incur additional debt in the future. We may need to incur additional debt to help finance the redemption of the Class 1 and Class 2 Units that we are required to redeem on June 30, 2007 and on June 30, 2012, respectively.

The following table presents information about our debt obligations at December 31, 2003. The table presents principal cash flows and related weighted average interest rate by expected maturity dates.

	2004	2005	2006	2007	2008	Thereafter

Mortgage loans with fixed rates maturing through March 2012(1)	$1,622,015	$1,702,883	$1,841,597	$1,963,192	$2,062,224	$111,793,117
Average interest rate	6.39%	6.39%	6.39%	6.39%	6.39%	6.39%
Mortgage loans with fixed rates that become variable between July 2004 and January 2008, maturing through 2033 (2)	$605,256	$641,897	$681,524	$7,691,476	$661,700	$33,493,648
Average interest rate	6.11%	6.11%	6.11%	6.11%	6.11%	6.11%
Mortgage loans with variable rates maturing through 2031(3)	$460,067	$471,609	$487,141	$6,934,179	$403,287	$11,944,429
Average interest rate(3)	4.66%	4.66%	4.66%	4.66%	4.66%	4.66%

(1)	Twenty-eight loans with rates ranging from 5.21% to 7.13%.

(2)	One loan with a rate of 8.69% that increases to 9.19% at January 2004; and seven loans with rates ranging from 4.60% to 7.38% that become variable between July 2004 and January 2008.

(3)	Ten loans with rates from 2.99% to 8.50% at December 31, 2003.

Item 8.     Financial Statements and Supplementary Data

JCM PARTNERS, LLC

INDEPENDENT AUDITORS’ REPORT

To the Board of Managers of JCM Partners, LLC:

We have audited the accompanying consolidated balance sheet of JCM Partners, LLC and its subsidiaries (the “Company”), as of December 31, 2003 and the related consolidated statements of operations, members’ equity and cash flows for the year ended December 31, 2003. Our audit also included the financial statement Schedule III — Real Estate and Accumulated Depreciation. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of JCM Partners, LLC and its subsidiaries as of December 31, 2003 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement Schedule III, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Moss Adams LLP

San Francisco, California

February 12, 2004, except for note 7 which the date is March 30, 2004.

INDEPENDENT AUDITORS’ REPORT

To the Board of Managers of JCM Partners, LLC:

We have audited the consolidated balance sheet of JCM Partners, LLC and its subsidiaries (the “Company”), as of December 31, 2002 and the related consolidated statements of operations, members’ equity and cash flows for the years ended December 31, 2002 and 2001. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of JCM Partners, LLC and its subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for the years ended December 31, 2002 and 2001 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 to the consolidated financial statements, the accompanying 2002 and 2001 consolidated financial statements have been reclassified to report the operations of properties classified in 2003 as discontinued operations.

/s/ Deloitte & Touche, LLP

Sacramento, California

February 21, 2003

(March 17, 2004 as to Note 3 to the consolidated financial statements)

JCM PARTNERS, LLC

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2003	2002

ASSETS
Real estate investments,net	$240,487,447	$243,064,747
Real estate investments held for sale	4,632,636	4,694,740
Cash	6,972,448	14,898,425
Restricted cash	2,460,650	2,331,448
Rents receivable	200,308	177,613
Prepaid expenses	1,141,212	1,176,956
Deferred costs, net	2,118,896	2,131,449
Other assets	1,313,251	967,965

TOTAL ASSETS	$259,326,848	$269,443,343

LIABILITIES AND MEMBERS’ EQUITY
LIABILITIES:
Mortgages payable	$185,461,243	$185,768,625
Tenants’ security deposits	2,886,954	2,847,021
Accounts payable and accrued expenses	3,147,458	2,641,886
Accrued interest	961,808	907,686
Unearned rental revenue	165,736	140,066

Total liabilities	192,623,199	192,305,284

MEMBERS’ EQUITY
300,000,000 Units and Preferred Units authorized, of which 25,000,000 may be designated as Preferred Units, 79,804,420, redeemable Class 1 Units, $1 par value and 83,519,494 redeemable Class 1 Units, $1 par value outstanding at December 31,2003 and December 31, 2002, respectively; no undesignated Units or Preferred Units authorized or outstanding, other than Class 2, $1 par value and Class 3 Units, $1 par value, authorized, but not outstanding at December 31, 2003 and not authorized nor outstanding at December 31, 2002 (see Note 7)	63,624,360	75,632,713
Retained earnings	3,079,289	1,505,346

Total Members’ Equity	66,703,649	77,138,059

TOTAL LIABILITIES AND MEMBERS’ EQUITY	$259,326,848	$269,443,343

See notes to consolidated financial statements.

JCM PARTNERS, LLC

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2003	2002	2001

REVENUES:
Rental	$52,248,248	$50,930,864	$48,519,384
Interest	196,172	360,624	336,983

Total revenues	52,444,420	51,291,488	48,856,367

OPERATING EXPENSES:
Interest expense	11,901,294	13,409,931	13,047,730
Operating and maintenance	17,375,263	16,119,339	14,110,433
Depreciation and amortization	9,300,949	8,694,335	8,208,518
General and administrative	3,701,353	3,414,659	4,005,279
Real estate taxes and insurance	5,502,062	5,045,101	3,496,444
Utilities	4,011,524	3,699,613	3,888,528
Prepayment penalty	355,913	744,993	—
Write off of deferred debt issuance costs	74,454	475,881	591,093
Loss on impairment of assets	1,250,000	—	—

Total expenses	53,472,812	51,603,852	47,348,025

Net income(loss) before discontinued operations	(1,028,392)	(312,364)	1,508,342

Discontinued operations:
Gain on sales	$2,734,914	$61,475	$5,183
Discontinued operations, net	(132,579)	813,809	(445,422)

Income(loss) from discontinued operations	2,602,335	875,284	(440,239)

NET INCOME	$1,573,943	$562,920	$1,068,103

Income(loss) per outstanding unit:
From continuing operations	$(0.01)	$0.00	$0.02
From discontinued operations	$0.03	$0.01	$(0.01)

NET INCOME PER UNIT-
Basic and diluted	$0.02	$0.01	$0.01

WEIGHTED AVERAGE UNITS OUTSTANDING
Basic and diluted	82,163,512	85,861,010	94,951,736

See notes to consolidated financial statements.

JCM PARTNERS, LLC

CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS EQUITY

	Preferred Units		Redeemable Common Units
					Retained
	Units	Amount	Units	Amount	Earnings	Total

BALANCE, DECEMBER 31, 2000	12,067,539	$12,067,539	90,152,151	$90,152,151	$167,795	$102,387,485
Redemption of preferred units	(12,067,539)	(12,067,539)				(12,067,539)
Distribution					(293,472)	(293,472)
Reclassification of redeemable common units to mandatory distribution payable				(19,741,174)		(19,741,174)
Net Income					1,068,103	1,068,103

BALANCE, DECEMBER 31, 2001	—	—	90,152,151	$70,410,977	$942,426	$71,353,403
Reclassification of mandatory distribution payable to redeemable common units				14,176,248		14,176,248
Distributions				(3,299,369)		(3,299,369)
Repurchase of redeemable common units			(6,632,657)	(5,655,143)		(5,655,143)
Net income					562,920	562,920

BALANCE, DECEMBER 31, 2002	—	—	83,519,494	$75,632,713	$1,505,346	$77,138,059
Distributions				(7,167,503)		(7,167,503)
Repurchase of redeemable Class 1 Units			(3,715,074)	(4,840,850)		(4,840,850)
Net income					1,573,943	1,573,943

BALANCE, DECEMBER 31, 2003	—	—	79,804,420	$63,624,360	$3,079,289	$66,703,649

See notes to consolidated financial statements.

JCM PARTNERS, LLC

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2003	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,573,943	$562,920	$1,068,103
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of property	(2,734,914)	—	(5,183)
Loss on disposal of assets	77,906	3,697	—
Loss on impairment of assets	1,250,000	—	—
Depreciation and amortization	9,300,949	8,694,335	8,206,553
Depreciation and amortization from discontinued operations	119,056	158,285	154,316
Write off of deferred debt issuance costs	87,111	475,881	594,543
Effect of changes in:
Restricted cash	(129,202)	390,112	(939,933)
Rent receivables	(22,695)	(33,728)	7,869
Prepaid expenses	35,743	(852,908)	(22,846)
Deferred costs	(59,966)	(77,291)	(87,319)
Accounts payable and accrued expenses	488,266	591,830	526,738
Accrued interest	54,122	(207,474)	(23,673)
Unearned rental revenue	25,670	30,453	(147,177)
Accrued real estate taxes	17,306	—	(235,245)
Change in other assets	87,895	203,230	130,358
Tenants’ security deposits	39,933	181,858	205,331

Net cash provided by operating activities	10,211,123	10,121,200	9,432,435

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to real estate investments	(10,021,611)	(3,252,776)	(2,008,933)
Proceeds from disposal of assets	5,070,334	263,265	234,360

Net cash used in investing activities	(4,951,277)	(2,989,511)	(1,774,573)

CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption of preferred units	—	—	(12,067,539)
Repurchase of redeemable Class 1 units	(4,840,850)	(5,655,143)	—
Payments on mortgages payable	(2,418,733)	(1,968,327)	(1,748,160)
New mortgage on acquired property	5,300,000	—	—
Payoff of mortgage loans	(10,220,372)	(14,283,911)	—
Deferred financing costs	(372,118)	(57,322)	(1,829,093)
Net proceeds from refinance of mortgages payable	7,031,723	22,319,177	18,296,764
Proceeds of notes payable to related parties	—	—	1,250,000
Repayment of notes payable to related parties	—	—	(1,250,000)
Distributions to Class 1 Unit holders	(7,167,503)	(6,572,892)	(2,584,870)
Other assets paid	(497,970)	(263,208)	(637,674)

Net cash used in financing activities	(13,185,823)	(6,481,626)	(570,572)

NET INCREASE (DECREASE) IN CASH	(7,925,977)	650,063	7,087,290
CASH, beginning of period	14,898,425	14,248,362	7,161,072

CASH, end of period	$6,972,448	$14,898,425	$14,248,362

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION — Cash paid during the period for interest	$12,054,082	$13,881,650	$13,337,733

See notes to consolidated financial statements.

JCM PARTNERS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR
YEARS ENDED DECEMBER 31, 2003, DECEMBER 31, 2002
AND DECEMBER 31, 2001

1.     FORMATION AND DESCRIPTION OF BUSINESS

JCM Partners, LLC (the “Company”), a Delaware limited liability company, was organized on May 15, 2000. The Company is the reorganized entity which emerged from the bankruptcy proceedings in the United States Bankruptcy Court for the Eastern District of California of IRM Corporation et al. (“the IRM entities”) Pursuant to a plan of reorganization confirmed on June 5, 2000 (the “Plan”), all assets of the IRM entities were vested in the Company. The Company commenced operations on June 30, 2000 pursuant to the confirmation order and the plan of reorganization.

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

Restricted Cash consists of lender impound accounts (see Note 6).

Real Estate Investments consist principally of rental properties which are carried at reorganization value plus improvements less accumulated depreciation, which is calculated using the straight-line method. The estimated useful lives for the properties range from 20 to 40 years for buildings and from 5 to 15 years for improvements, all of which are judgmental determinations made by management.

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

Expenditures for ordinary maintenance and repairs are expensed as incurred. Amounts paid for new buildings or for permanent improvements made to increase the value of the property or substantially prolong its life are capitalized. These expenditures are depreciated over estimated useful lives determined by management. Tenant improvements and leasing commissions paid in operating our commercial properties are capitalized and amortized over the life of the lease. We expense certain improvements related to the operation of our apartment communities, including appliance replacements, window coverings, major carpentry repairs, repairs to balconies, siding and fencing, exterior painting as well as those expenditures necessary to maintain our properties in ordinary operating condition. The determination as to whether expenditures should be capitalized or expensed, and the period over which depreciation is recognized, requires management’s judgment.

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

Segment Reporting — The Company has two reportable operating segments: residential real estate and commercial real estate which excludes discontinued operations. Residential real estate includes the Company’s 46 apartment communities. Commercial real estate includes the Company’s eight commercial properties and land held for development (See Note 10).

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

In August 2001, the Financial Accounting Standards Board approved for issuance SFAS No. 144, Accounting For The Impairment Or Disposal Of Long-Lived Assets. SFAS No. 144 supersedes SFAS No. 121, Accounting For The Impairment Of Long-Lived Assets And For Long-Lived Assets To Be Disposed Of and the accounting and reporting provisions of Accounting Principles Board (“APB”) Opinion No. 30, Reporting The Results Of Operations — Reporting The Effects Of Disposal Of A Segment Of A Business, And Extraordinary, Unusual and Infrequently Occurring Events And Transactions. SFAS No. 144 unifies the accounting treatment for various types of long-lived assets to be disposed of, and resolves implementation issues related to SFAS No. 121. The Company adopted SFAS No. 144 effective January 1, 2002. The adoption of SFAS No. 144 did not have an effect on the Company’s financial position, results of operations, or cash flows, as the Company had no long-lived assets that were considered impaired upon adoption of the standard. Adoption of this standard did have an effect on the presentation of the Company’s results of operations with respect to Discontinued Operations as presented in Note 4.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of a company’s commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized. The Company will adopt the provisions of SFAS No. 146 for any restructuring activities initiated after December 31, 2002. The adoption of this standard did not have any effect on the Company’s financial position, results of operations or cash flows.

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation assumed under that guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The liability recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company had no such guarantee arrangements for the years ended December 31, 2002 and 2003.

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 clarifies the application of Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements” to variable interest entities (VIEs) in which equity investors lack an essential characteristic of a controlling financial interest or do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support from other parties. In the past, the Company has formed numerous subsidiaries in which properties are owned. All of these subsidiaries are included in the consolidated financial statements. The adoption of FIN 46 did not have an impact on the Company’s 2003 consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003 and, otherwise, is effective at the beginning of the first interim period beginning after June 15, 2003. Certain provisions have been deferred indefinitely by the FASB under FSP 150-3. The Company has adopted this standard and it did not have a material impact on the consolidated financial position or results of operations; however, the Company does have redemption provisions related to Class 1 and Class 2 units that will be effected by this standard once Class 1 and Class 2 Unit holders notify the Company of their intent to put the Class 1 and Class 2 Units back to the Company. The Class 1 Unit holders do not have the right to put Class 1 Units back to the Company until after June 30, 2005. The Class 2 Unit holders do not have the right to put Class 2 Units back to the Company until after June 30, 2010. The redemption rights and provisions are more fully described in Note 7.

Reclassifications — Reclassifications were made to the 2002 and 2001 consolidated financial statements to conform to the 2003 presentation. Certain items were reclassified related to Discontinued Operations as presented in Note 3.

3.     DISCONTINUED OPERATIONS

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

In May 2003, we listed for sale our office building in San Francisco, California for $5,400,000. The carrying value of the assets (real estate investments held for sale) of the property was $4,633,000 at December 31, 2003. The mortgage note of $1,408,000 was paid off in December 2003.

During the third quarter of 2003, JCM Partners sold Rose Glen, an 88 unit complex in Rancho Cordova, California. Rose Glen was sold for $5,045,000, resulting in a gain of approximately $2,735,000. In the second quarter of 2002, we sold a parcel of land in Napa, California for $280,000, for a gain of approximately $61,000.

In 2002, we received funds, recorded as part of rental revenue, from a note secured by farm land that was written off as uncollectible in 2001. The bad debt of $450,000 in 2001 was recorded in the general and administrative expense line item. The following is a breakdown of the results of operations and gains and losses that are included in Discontinued Operations:

	Twelve Months Ended December 31,

	2003	2002	2001

Rental revenues	$918,008	$2,124,667	$1,290,075
Interest and other	10,285	—	—
Interest expense	(206,911)	(264,244)	(266,329)
Operating and maintenance	(458,322)	(558,941)	(535,470)
Depreciation and amortization	(119,056)	(158,285)	(154,316)
General and administrative	(2,400)	(4,261)	(453,860)
Real estate taxes and insurance	(135,684)	(154,437)	(130,521)
Utilities	(125,842)	(170,690)	(191,551)
Write off of deferred debt issuance costs	(12,657)	—	(3,450)
Gain on sales	2,734,914	61,475	5,183

Total discontinued operations	$2,602,335	$875,284	$(440,239)

4.     INVESTMENTS

Real estate investments, including investments held for sale, are comprised of the following at December 31, 2003 and 2002:

	December 31,	December 31,
	2003	2002

Apartment communities	$247,247,376	$240,044,886
Commercial properties	27,091,448	28,212,573

	274,338,824	268,257,459
Less: accumulated depreciation	(29,218,741)	(20,497,972)

	$245,120,083	$247,759,487

Included in the accompanying balance sheet as:

	December 31,	December 31,
	2003	2002

Real estate investments, net	$240,487,447	$243,064,747
Real estate investments held for sale	4,632,636	4,694,740

	$245,120,083	$247,759,487

During the fourth quarter 2003, we recorded a $1,250,000 charge for loss on impairment of assets related to undeveloped land in Vallejo, California so the carrying value reflects the appraised value obtained on the property. At this point, the Company is not actively marketing the property. The carrying value of this property is included as part of commercial properties and real estate investments, net in the two tables above.

5.     TENANT OPERATING LEASES

Minimum future rental revenues to be received on noncancellable tenant operating leases for more than 1 year in effect at December 31, 2003, excluding discontinued operations, are as follows:

2004	$2,876,632
2005	2,183,640
2006	1,382,872
2007	668,159
2008	439,916
Thereafter	24,771

Total	$7,575,989

6.     MORTGAGES PAYABLE

The Company’s mortgages payable generally require monthly interest and principal payments. The obligations include twenty eight fixed rate loans and eighteen variable rate loans which are secured by deeds of trust on the Company’s real estate investments. The Company is required by the terms of certain of the mortgage loans to maintain lender impound accounts for insurance, property taxes, reserves for property improvements and a bond account which are recorded as restricted cash. A summary of the Company’s mortgages payable outstanding is as follows:

	December 31,	December 31,
	2003	2002

Mortgage loans with fixed rates ranging from 5.21% to 7.13% maturing through March 2012	$120,985,029	$104,212,102
One mortgage loan with a rate of 8.69% that increases to 9.19% at January 2004; and seven loans with rates ranging from 4.60% to 7.38% that become variable between July 2004 and January 2008.	43,775,501	58,897,833
Mortgage loans with variable rates ranging from 2.99% to 8.50% at December 31, 2003 maturing through 2031	20,700,712	22,658,690

Total	$185,461,243	$185,768,625

Aggregate maturities of mortgage loans payable subsequent to December 31, 2003 are as follows:

2004	2,687,338
2005	2,816,389
2006	3,010,263
2007	16,588,848
2008	3,127,211
Thereafter	157,231,194

Total	$185,461,243

During the year ended December 31, 2003, the Company completed the refinancing of three loans. The balance of the mortgage loans retired was $12,468,000, and the Company received net proceeds, including funds held by the lender for required repairs, from the issuance of the new mortgage loans of approximately $7,032,000. The Company also paid off four mortgage loans totaling $10,220,000. In connection with the early retirement of the old mortgage loans, the Company recorded prepayment penalties of $356,000 and a write off of deferred debt issuance costs of $74,000 in its statement of operations for the year ended December 31, 2003.

During the year ended December 31, 2002, the Company completed the refinancing of twenty two mortgage loans. The balance of the mortgage loans retired was $61,308,000, and the Company received net proceeds, including funds held by the lender for required repairs, from the issuance of the new mortgage loans of approximately $22,319,000. In connection with the early retirement of the old mortgage loans, the Company recorded prepayment penalties of $745,000 and a write off of deferred debt issuance costs of $476,000 in its statement of operations for the year ended December 31, 2002.

7.     MEMBERS’ EQUITY

          Repurchase of Redeemable Class 1 Units

In 2003, through a wholly-owned subsidiary, the Company repurchased 3,715,074 redeemable Class 1 Units for an aggregate price of $4,841,000.

From January 1, 2004 through March 30, 2004, through our wholly-owned subsidiary, we repurchased an additional 513,483 Class 1 Units for an aggregate price of $754,800; 19,657 Class 2 Units for an aggregate price of $28,900; 105,508 Class 3 Units for an aggregate price of $155,100.

          Distributions to Members

If the Company’s Board of Managers declares any additional distributions of cash from available cash, subject to any applicable Certificates of Designations granting any Class of Units or Series of Preferred Units with preferential, participating or subordinate rights, then the holders of Units as of the record date are entitled to receive all such distributions which the Board has declared, with each Unit entitled to receive a pro-rata portion of such available distributions on a per Unit basis.

During the year ended December 31, 2003, the Company made distributions of $7,168,000 to redeemable Class 1 Unit holders, excluding distributions on Units owned by our subsidiary. During April 2003 the Company paid to the California Franchise Tax Board $105,000 on behalf of our non-California Class 1 Unit holders who had been allocated income deemed taxable by the State of California and made a distribution of $489,000 to members who were not required to make a California tax deposit, excluding distributions on Units owned by our subsidiary. This special distribution and the payments to the California Franchise Tax Board were intended to offset certain state income tax liabilities incurred by the Company’s members in 2003 due to their ownership of JCM Partners’ Class 1 Units. All of the distributions in 2003 were made from cash from operations and available cash.

During the year ended December 31, 2002, the Company made distributions of $6,573,000 to redeemable Class 1 Unit holders, excluding distributions on Units owned by our subsidiary. During April 2002 the

Company paid to the California Franchise Tax Board $125,000 on behalf of our non-California Class 1 Unit holders who had been allocated income deemed taxable by the State of California and made a distribution of $614,000 to members who were not required to make a California tax deposit, excluding distributions on Units owned by our subsidiary. This special April 2002 distribution and the payments to the California Franchise Tax Board were intended to offset certain state income tax liabilities incurred by the Company’s members in 2002 due to their ownership of JCM Partners’ Class 1 Units. All of the distributions in 2002 were made from cash from operations.

          Mandatory Distributions to Unit Holders

          Class 1 Units

Beginning in July 2002, we were required under the terms of our Operating Agreement to make mandatory monthly distributions to the holders of Class 1 Units in an amount equal to 1/12 of $0.0775 (seven and 3/4 cents) per Class 1 Unit (the “Mandatory Monthly Distributions”). When we amended and restated our Operating Agreement as of June 25, 2003, our obligation to pay the Mandatory Monthly Distributions was placed in the Class 1 COD (Certificate of Designations). The Class 1 Mandatory Monthly Distributions may be from cash from operations or cash from sales, or both. If we fail, for any reason, to pay any Class 1 Mandatory Monthly Distribution(s) in a timely manner, we must begin liquidating our properties as quickly as commercially reasonable and must pay the Class 1 Unit holders interest on any overdue Mandatory Monthly Distributions at the rate of ten percent per year. Once we no longer have any overdue Mandatory Monthly Distributions, we may cease liquidating our properties.

          Class 2 Units

Beginning in January 2004, we were required under the terms of our Certificate of Designations of Class 2 Units to make mandatory monthly distributions to the holders of Class 2 Units in an amount equal to 1/12 of $0.08 (eight cents) per Class 2 Unit (the “Class 2 Mandatory Monthly Distributions”). The Class 2 Mandatory Monthly Distributions may be from cash from operation or cash from sales, or both. If we fail, for any reason, to pay any Class 2 Mandatory Monthly Distribution(s) in a timely manner, we must begin liquidating our assets as quickly as commercially reasonable and must pay the Class 2 Unit holders interest on any overdue Class 2 Mandatory Monthly Distribution(s) at the rate of ten percent per year. Once we no longer have any overdue Class 2 Mandatory Monthly Distribution, we may cease liquidating our assets.

          Class 3 Units

Beginning in January 2004, we were required under the terms of our Certificate of Designations of Class 3 Units to make mandatory monthly distributions to the holders of Class 3 Units in an amount equal to 1/12 of $0.0825 (eight and 25/100 cents) per Class 3 Unit (the “Class 3 Mandatory Monthly Distributions”). The Class 3 Mandatory Monthly Distributions may be from cash from operation or cash from sales, or both. If we fail, for any reason, to pay any Class 3 Mandatory Monthly Distribution(s) in a timely manner, we must begin liquidating our assets as quickly as commercially reasonable and must pay the Class 3 Unit holders interest on any overdue Class 3 Mandatory Monthly Distribution(s) at the rate of ten percent per year. Once we no longer have any overdue Class 3 Mandatory Monthly Distribution, we may cease liquidating our assets.

          Redemption Rights of Unit Holders

          Class 1 Units

Our Class 1 COD provides that, except as set forth below, each holder of Class 1 Units as of June 30, 2005 will have the right to require us to redeem all or, if so elected by the holder, a portion, of his or her Class 1 Units on June 30, 2007. The exercise price for each Class 1 Unit will be calculated primarily based on the appraised value of our real properties in accordance with our Operating Agreement. All distributions paid after June 30, 2005 to the holders of Class 1 Units who exercise their Put Rights will be credited against the Exercise Price.

If a sufficient number of Class 1 Unit holders exercise their right to have their Class 1 Units redeemed, our continued operation beyond June 30, 2007 may not be reasonably feasible. Accordingly, the Class 1 COD requires our Board of Managers to meet no later than June 30, 2006 to determine whether JCM should continue operations beyond June 30, 2007. If our Board of Managers determines in its sole discretion that our operations should not continue beyond June 30, 2007, then we must inform all owners of Units (and Preferred Units, if any) of this decision within 30 days after June 30, 2006 and the following will occur:

•	the Class 1 Unit holders’ rights to be redeemed as described above on June 30, 2007 will become null and void;

•	all of our properties will be sold as soon as practicable; and

•	all owners of Units, and Preferred Units, if any, will receive the liquidation distributions to which they are entitled under our Operating Agreement and Class 1 COD.

          Class 2 Units

Our Class 2 COD provides that, except as set forth below, each holder of Class 2 Units as of June 30, 2010, will have the right to require us to redeem all, of if so elected by the holder, a portion, of his or her Class 2 Units on June 30, 2012. The exercise price for each Class 2 Unit will be calculated as follows primarily based on the appraised value of our real properties in accordance with our Operating Agreement. All distributions paid after June 30, 2010 to the holders of Class 2 Units who exercise their Class 2 Put Rights will be credited against the Exercise Price.

If a sufficient number of Class 2 Unit holders exercise their Class 2 Put Rights, our continued operations may not be feasible. Accordingly, the Class 2 COD requires our Board of Managers to meet no later than December 27, 2010 to determine whether we should continue to operate past June 30, 2012. If our Board of Managers determines, in its sole discretion, that we cannot continue customary operations beyond June 30, 2012, the following will occur under Section 5.6 of the Class 2 COD:

•	If the Board determines that we can maintain our existence as a going concern and prudently satisfy our obligations to the holders of Class 2 Units who exercised their Class 2 Put Rights through one or more of the following methods: use of available cash and cash equivalents, the issuance of new Units or Preferred Units in capital raising transactions, other financing transactions, or a partial liquidation of our assets, then we will not be liquidated, and we will satisfy our obligations to the holders of Class 2 Units who exercised their Put Option in a timely manner. It is our intent to remain a going concern and not to be liquidated, even if substantially all of our assets are sold in order to satisfy our obligations.

•	If the Board determines that we cannot meet the test set forth above, then the following will occur: the Class 2 Put Rights will be null and void and no holder of Class 2 Units will be entitled to receive the Exercise Price; all of our assets will be sold as soon as practicable; all owners of Units, and Preferred Units, if any, will receive the liquidation distributions to which they are entitled under the Agreement; and we will inform all owners of Units and Preferred Units of this decision before January 27, 2011.

          Class 3 Units

The holders of Class 3 Units do not have a Put Right similar to the Class 1 Units or Class 2 Units, or any other right to require JCM to redeem their Class 3 Units.

8.     RELATED PARTY TRANSACTIONS

In the normal course of business, the Company enters into transactions with related parties on substantially the same terms as comparable transactions with unaffiliated persons. During the years ending December 31, 2003, December 31, 2002 and December 31, 2001 the Company paid approximately $66,000, $122,000 and $36,000 respectively, for landscaping and repair services to a company that is owned by a relative of the chief operating officer of JCM Partners, LLC.

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

On March 8, 2001, the Company retained Computer Management Corporation (“CMC”) to provide management services to the Company. The Company’s Chairman of the Board and his wife, who is the CEO/ President of the Company, own CMC. Pursuant to the terms of the agreement, the Company agreed to retain CMC through April 30, 2002 for a fee of $25,000 per month. During the period from March 8, 2001 to December 31, 2001, the Company paid $225,000 for such services to CMC. On March 21, 2002, the Board approved renewal of the agreement with CMC on the same terms as the prior agreement, except that the new agreement with CMC terminates on April 30, 2004, and the amount of insurance required was conformed to the Company’s existing managers’ and officers’ liability insurance. During 2003 and 2002, the Company paid $300,000 each year for such services to CMC.

9.     FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company believes that the carrying amounts of its mortgages payable approximate their fair value as of December 31, 2003 and 2002 because interest rates and yields for these instruments are consistent with rates currently available to the Company for similar instruments. Management believes that the carrying amounts of cash and restricted cash approximate fair value as of December 31, 2003 and 2002 due to the short term maturity of these instruments.

10.     SEGMENT DATA

The Company defines each of its real estate investments as an individual operating segment. Based on the criteria for aggregation of segments with similar economic characteristics, the Company has two reportable segments: apartment communities and commercial properties. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Property administration and corporate overhead expenses, along with interest, other income, capital expenditures, and assets have been allocated on a relative revenue basis to each segment. Net operating income before discontinued operations is calculated by taking total net income (loss) and adding back interest expense, depreciation and amortization, prepayment penalty, write off of deferred debt issuance costs, loss on impairment of assets and loss from discontinued operations and subtracting interest revenue and income from discontinued operations. Segment data is as follows:

	Apartment	Commercial
	Communities	Properties	Total

Continuing Operations
For the Year Ended December 31, 2001:
Rental revenue	$45,347,674	$3,171,710	$48,519,384
Net operating income before discontinued operations	21,094,313	1,924,387	23,018,700
Interest revenue	315,880	21,103	336,983
Interest expense	11,957,882	1,089,848	13,047,730
Depreciation and amortization	7,611,253	597,265	8,208,518
Prepayment penalty	—	—	—
Write off of deferred debt issuance costs	591,093	—	591,093
Income (loss) from discontinued operations	17,241	(457,480)	(440,239)

Total net income (loss)	1,267,206	(199,103)	1,068,103
Capital expenditures	2,007,793	146,739	2,154,532

As of December 31, 2001 —
Total assets	$245,386,429	$29,058,421	$274,444,850

For the Year Ended December 31, 2002:
Rental revenue	$47,226,578	$3,704,286	$50,930,864
Net operating income before discontinued operations	20,559,877	2,092,276	22,652,153
Interest revenue	334,279	26,345	360,624
Interest expense	12,436,030	973,901	13,409,931
Depreciation and amortization	8,034,453	659,882	8,694,335
Prepayment penalty	744,993	—	744,993
Write off of deferred debt issuance costs	475,881	—	475,881
Income (loss) from discontinued operations	(22,371)	897,655	875,284

Total net income (loss)	(819,571)	1,382,491	562,920
Capital expenditures	3,080,872	266,596	3,347,468

As of December 31, 2002 —
Total assets	$241,533,429	$27,909,914	$269,443,343

For the Year Ended December 31, 2003:
Rental revenue	$48,790,908	$3,457,340	$52,248,248
Net operating income before discontinued operations	20,100,449	1,557,596	21,658,045
Interest revenue	184,254	11,918	196,172
Interest expense	11,044,900	856,394	11,901,294
Depreciation and amortization	8,605,964	694,985	9,300,949
Prepayment penalty	355,913	—	355,913
Write off of deferred debt issuance costs	74,454	—	74,454
Loss on impairment of assets	—	1,250,000	1,250,000
Income (loss) from discontinued operations	2,708,224	(105,889)	2,602,335

Total net income (loss)	2,911,697	(1,337,754)	1,573,943
Capital expenditures	9,678,733	130,938	9,809,671

As of December 31, 2003 —
Total assets	$234,985,139	$24,341,709	$259,326,848

11.     SELECTED QUARTERLY DATA (Unaudited)

Results of operations data for the quarters ended March 31, June 30, September 30, and December 31, 2003, 2002 and 2001, excluding discontinued operations for rental revenue, are as follows:

2003	Q1	Q2	Q3	Q4

Rental revenue*	$12,874,611	$13,130,916	$13,229,746	$13,012,975
Net income (loss)	$555,960	$303,762	$3,040,705	$(2,326,484)
Net income (loss) per unit	$0.01	$0.00	$0.04	$(0.03)

2002

Rental revenue	$12,340,217	$12,747,252	$12,846,018	$12,997,378
Net income (loss)	$342,089	$232,402	$(66,395)	$54,824
Net income (loss) per unit	$0.01	$0.00	$(0.00)	$0.00

2001

Rental revenue	$11,680,592	$12,186,503	$12,289,562	$12,362,727
Net income (loss)	$779,478	$1,163,275	$22,165	$(896,815)
Net income (loss) per unit	$0.01	$0.01	$0.00	$(0.01)

*	For the fourth quarter in 2003, rental revenue from discontinued operations for property still owned as of December 31, 2003 was $134,789.

12.     RETIREMENT PLAN

The Company has adopted and contributes to a 401(k) retirement plan. The plan covers all employees who work 1,000 hours or more per calendar year after one year of employment with the Company. Total discretionary employer match contributions to the plan during the years ended December 31, 2003, 2002 and 2001 were $78,000, $81,000 and $53,000, respectively.

13.     CONTINGENCIES

The Company files a consolidated tax return with respect to the LLC fee imposed by the state of California. The Company has taken the position that the LLCs were the mere agents of JCM and, therefore, had no gross income. Based on this, these entities paid the minimum tax but the LLC fee was paid at the parent level. It is at least reasonably possible that the California tax authorities may not concur with this position. For 2003, the Company has accrued as an expense $161,000 related to the LLC fees as if the subsidiary LLCs filed individual returns to be paid in April 2004.

JCM PARTNERS, LLC

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION

					Cost of
		Initial Costs(A)			Improvements
					Capitalized
		Land and	Buildings	Total Initial	Subsequent
		Land	and	Acquisition	to
	Encumbrances	Improvements	Improvements	Cost(A)	Acquisition

Apartments:
Sacramento Region
Antelope Woods	$4,562,732	$900,886	$4,719,114	$5,620,000	$106,108
Carmichael Gardens	2,849,349	590,408	3,049,592	3,640,000	352,657
Country Glen	3,101,606	481,041	3,388,959	3,870,000	48,798
Fair Oaks Meadows	4,167,463	1,267,530	3,742,470	5,010,000	87,765
Foxworth	—	676,550	2,823,450	3,500,000	52,753
Glenbrook	7,892,825	1,784,510	7,315,490	9,100,000	168,882
Hidden Creek	3,480,283	506,463	3,703,537	4,210,000	175,280
LaRiviera	8,300,647	1,619,968	7,340,032	8,960,000	314,474
LaRiviera Commons	5,809,593	1,706,184	4,773,816	6,480,000	175,034
Lincoln Place	7,952,677	1,486,140	7,813,860	9,300,000	301,956
Meadow Gardens I	4,223,211	1,137,394	4,432,606	5,570,000	148,739
Meadow Gardens II	2,787,953	762,696	2,447,304	3,210,000	88,827
Morningside Creek	3,282,630	891,588	2,998,412	3,890,000	106,706
North Country Vista	—	1,862,010	5,787,990	7,650,000	392,211
Orangewood East	2,688,341	494,856	2,985,144	3,480,000	365,666
Orangewood West	3,199,434	582,084	3,787,916	4,370,000	445,815
Riverside Commons	1,958,199	520,380	2,429,620	2,950,000	125,878
Sterling Pointe I	3,585,925	969,617	3,900,383	4,870,000	235,661
Sterling Pointe II	4,020,347	983,496	4,176,504	5,160,000	140,278
Sunrise Commons	7,315,301	1,906,170	6,793,830	8,700,000	197,658
Windbridge	5,258,483	1,238,720	6,661,280	7,900,000	122,521
Stockton Region
Inglewood Oaks	1,443,670	477,086	1,782,914	2,260,000	53,995
LaEspana	350,147	91,616	468,384	560,000	17,667
Mariners Cove	3,445,869	633,360	3,266,640	3,900,000	104,553
Oakwood	10,524,455	3,829,617	7,660,383	11,490,000	258,610
Modesto/ Turlock Region
Greenbriar	2,727,356	924,792	2,485,208	3,410,000	134,562
Meadow Lakes	6,442,792	1,357,884	6,262,116	7,620,000	140,003
Northwood Place	2,192,429	677,588	1,762,412	2,440,000	51,422
Park Lakewood	4,187,864	930,248	3,909,752	4,840,000	191,999
Villa Verde North	3,786,590	1,200,600	2,939,400	4,140,000	111,163
Walnut Woods	4,014,355	963,236	4,176,764	5,140,000	80,255
Northlake Gardens	—	501,144	1,178,856	1,680,000	50,118
Tracy/ Manteca Region
Driftwood	—	940,032	4,499,968	5,440,000	81,431
Fairway Estates	5,810,747	1,234,440	5,115,560	6,350,000	158,509
Granville	4,754,958	918,000	4,082,000	5,000,000	74,411
Laurel Glen	7,728,805	1,574,000	6,296,000	7,870,000	178,623

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Gross Amount at Which
	Carried at Close of Period

	Land and	Buildings	Loss on	Total
	Land	and	impairment	Carrying
	Improvements	Improvements	of assets	Value

Apartments:
Sacramento Region
Antelope Woods	$900,886	$4,825,222	—	$5,726,108
Carmichael Gardens	590,408	3,402,249	—	3,992,657
Country Glen	481,041	3,437,757	—	3,918,798
Fair Oaks Meadows	1,267,530	3,830,235	—	5,097,765
Foxworth	676,550	2,876,203	—	3,552,753
Glenbrook	1,784,510	7,484,372	—	9,268,882
Hidden Creek	506,463	3,878,817	—	4,385,280
LaRiviera	1,619,968	7,654,506	—	9,274,474
LaRiviera Commons	1,706,184	4,948,850	—	6,655,034
Lincoln Place	1,486,140	8,115,816	—	9,601,956
Meadow Gardens I	1,137,394	4,581,345	—	5,718,739
Meadow Gardens II	762,696	2,536,131	—	3,298,827
Morningside Creek	891,588	3,105,118	—	3,996,706
North Country Vista	1,862,010	6,180,201	—	8,042,211
Orangewood East	494,856	3,350,810	—	3,845,666
Orangewood West	582,084	4,233,731	—	4,815,815
Riverside Commons	520,380	2,555,498	—	3,075,878
Sterling Pointe I	969,617	4,136,044	—	5,105,661
Sterling Pointe II	983,496	4,316,782	—	5,300,278
Sunrise Commons	1,906,170	6,991,488	—	8,897,658
Windbridge	1,238,720	6,783,801	—	8,022,521
Stockton Region
Inglewood Oaks	477,086	1,836,909	—	2,313,995
LaEspana	91,616	486,051	—	577,667
Mariners Cove	633,360	3,371,193	—	4,004,553
Oakwood	3,829,617	7,918,993	—	11,748,610
Modesto/ Turlock Region
Greenbriar	924,792	2,619,770	—	3,544,562
Meadow Lakes	1,357,884	6,402,119	—	7,760,003
Northwood Place	677,588	1,813,834	—	2,491,422
Park Lakewood	930,248	4,101,751	—	5,031,999
Villa Verde North	1,200,600	3,050,563	—	4,251,163
Walnut Woods	963,236	4,257,019	—	5,220,255
Northlake Gardens	501,144	1,228,974	—	1,730,118
Tracy/ Manteca Region
Driftwood	940,032	4,581,399	—	5,521,431
Fairway Estates	1,234,440	5,274,069	—	6,508,509
Granville	918,000	4,156,411	—	5,074,411
Laurel Glen	1,574,000	6,474,623	—	8,048,623

(Continued)

JCM PARTNERS, LLC

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

				Depreciable
				Life of
	Accumulated	Date of	Date	Building
	Depreciation	Construction	Acquired	Component

Apartments:
Sacramento Region
Antelope Woods	$519,802	1986	07/01/2000	35
Carmichael Gardens	506,663	1977	07/01/2000	25
Country Glen	328,649	1991	07/01/2000	40
Fair Oaks Meadows	357,581	1987	07/01/2000	40
Foxworth	264,206	1986	07/01/2000	40
Glenbrook	1,326,475	1972	07/01/2000	20
Hidden Creek	567,877	1978	07/01/2000	25
La Riviera	1,348,249	1971	07/01/2000	20
La Riviera Commons	710,042	1976	07/01/2000	25
Lincoln Place	1,432,838	1973	07/01/2000	20
Meadow Gardens I	657,972	1975	07/01/2000	25
Meadow Gardens II	367,531	1975	07/01/2000	25
Morningside Creek	331,534	1990	07/01/2000	40
North Country Vista	594,261	1986	07/01/2000	40
Orangewood East	610,222	1974	07/01/2000	20
Orangewood West	763,503	1974	07/01/2000	20
Riverside Commons	458,648	1968	07/01/2000	20
Sterling Pointe I	735,332	1972	07/01/2000	20
Sterling Pointe II	778,391	1972	07/01/2000	20
Sunrise Commons	850,314	1984	07/01/2000	30
Windbridge	136,305	1982	05/20/2003	30
Stockton Region
Inglewood Oaks	336,398	1970	07/01/2000	20
La Espana	85,762	1966	07/01/2000	20
Mariners Cove	423,546	1984	07/01/2000	30
Oakwood	1,484,862	1971	07/01/2000	20
Modesto/ Turlock Region
Greenbriar	485,493	1971	07/01/2000	20
Meadow Lakes	693,461	1985	07/01/2000	35
Northwood Place	182,648	1988	07/01/2000	40
Park Lakewood	477,192	1985	07/01/2000	35
Villa Verde North	543,722	1971	07/01/2000	20
Walnut Woods	412,816	1987	07/01/2000	40
Northlake Gardens	181,016	1977	07/01/2000	25
Tracy/ Manteca Region
Driftwood	668,732	1974	07/01/2000	25
Fairway Estates	950,275	1973	07/01/2000	20
Granville	750,095	1972	07/01/2000	20
Laurel Glen	724,823	1985	07/01/2000	35

(Continued)

JCM PARTNERS, LLC

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

					Cost of
		Initial Costs(A)			Improvements
					Capitalized
		Land and		Total Initial	Subsequent
		Land	Buildings and	Acquisition	to
	Encumbrances	Improvements	Improvements	Cost(A)	Acquisition

Apartments:
Fairfield/ Vacaville Region
Creekside Gardens	$8,871,229	$1,550,920	$10,049,080	$11,600,000	$242,028
Parkwood	—	950,880	4,649,120	5,600,000	100,458
Peach Tree Villa	1,612,945	336,755	2,013,245	2,350,000	88,250
Peachwood	—	584,082	2,745,918	3,330,000	69,056
Village Green	8,313,624	1,562,190	11,337,810	12,900,000	575,506
Concord/ Antioch Region
Crestview Pines	3,938,103	1,443,189	2,886,811	4,330,000	181,013
Diablo View	4,107,800	1,276,560	4,123,440	5,400,000	51,340
Meadowlark	1,339,570	463,130	986,870	1,450,000	61,699
Oakview	2,186,299	720,360	1,579,640	2,300,000	41,094
Villa Diablo	888,139	380,800	739,200	1,120,000	35,944

	$175,104,745	$47,891,200	$192,068,800	$239,960,000	$7,287,376

Commercial:
Bay Area Region
860 Kaiser Road	1,020,351	331,450	1,418,550	1,750,000	139,369
900 Business Park	—	831,875	1,918,125	2,750,000	206,199
908 Enterprise Way	—	215,574	1,004,426	1,220,000	16,598
910 Enterprise Way	938,354	314,060	1,735,940	2,050,000	—
988 Enterprise Way	444,772	205,995	724,005	930,000	—
938 Kaiser Road	644,083	286,485	778,515	1,065,000	—
Salvio Pacheco Square	7,308,937	2,107,840	9,092,160	11,200,000	164,282
Wilson Building		2,365,830	2,484,170	4,850,000	—
Starlight Estates	—	2,000,000	—	2,000,000	—

	$10,356,497	$8,659,109	$19,155,891	$27,815,000	$526,448

Total real estate owned	$185,461,243	$56,550,309	$211,224,691	$267,775,000	$7,813,824

(Continued)

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Gross Amount at Which
	Carried at Close of Period

	Land and		Loss on	Total
	Land	Buildings and	Impairment	Carrying
	Improvements	Improvements	of assets	Value

Apartments:
Fairfield/ Vacaville Region
Creekside Gardens	$1,550,920	$10,291,108	—	$11,842,028
Parkwood	950,880	4,749,578	—	5,700,458
Peach Tree Villa	336,755	2,101,495	—	2,438,250
Peachwood	584,082	2,814,974	—	3,399,056
Village Green	1,562,190	11,913,316	—	13,475,506
Concord/ Antioch Region
Crestview Pines	1,443,189	3,067,824	—	4,511,013
Diablo View	1,276,560	4,174,780	—	5,451,340
Meadowlark	463,130	1,048,569	—	1,511,699
Oakview	720,360	1,620,734	—	2,341,094
Villa Diablo	380,800	775,144	—	1,155,944

	$47,891,200	$199,356,176	—	$247,247,376

Commercial:
Bay Area Region
860 Kaiser Road	331,450	1,557,919	—	1,889,369
900 Business Park	831,875	2,124,324	—	2,956,199
908 Enterprise Way	215,574	1,021,024	—	1,236,598
910 Enterprise Way	314,060	1,735,940	—	2,050,000
988 Enterprise Way	205,995	724,005	—	930,000
938 Kaiser Road	286,485	778,515	—	1,065,000
Salvio Pacheco Square	2,107,840	9,256,442	—	11,364,282
Wilson Building	2,365,830	2,484,170	—	4,850,000
Starlight Estates	2,000,000	—	(1,250,000)	750,000

	$8,659,109	$19,682,339	$(1,250,000)	$27,091,448

Total real estate owned	$56,550,309	$219,038,515	$(1,250,000)	$274,338,824

(A)	Approximation of fair value as of June 30, 2000 as disclosed in footnote 2 of Notes to Consolidated Financial Statements

JCM PARTNERS, LLC

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

				Depreciable
				Life of
	Accumulated	Date of	Date	Building
	Depreciation	Construction	Acquired	Component

Apartments:
Fairfield/ Vacaville Region
Creekside Gardens	$1,496,280	1977	07/01/2000	25
Parkwood	442,742	1985	07/01/2000	40
Peach Tree Villa	222,209	1982	07/01/2000	35
Peachwood	260,799	1985	07/01/2000	40
Village Green	1,314,686	1986	07/01/2000	35
Concord/ Antioch Region
Crestview Pines	458,700	1970	07/01/2000	25
Diablo View	426,340	1984	07/01/2000	35
Meadowlark	127,563	1982	07/01/2000	30
Oakview	198,458	1983	07/01/2000	30
Villa Diablo	78,133	1985	07/01/2000	35

	$27,073,147

Commercial:
Bay Area Region
860 Kaiser Road	188,224	1996	07/01/2000	40
900 Business Park	207,559	1990	07/01/2000	40
908 Enterprise Way	106,874	1987	07/01/2000	35
910 Enterprise Way	173,593	1987	07/01/2000	35
988 Enterprise Way	84,469	1980	07/01/2000	30
938 Kaiser Road	90,828	1984	07/01/2000	30
Salvio Pacheco Square	1,076,684	1983	07/01/2000	30
Wilson Building	217,364	1908	07/01/2000	40
Starlight Estates	—		07/01/2000

	$2,145,595

Total real estate owned	$29,218,741

Total real estate owned

(Concluded)

(A)	Approximation of fair value as of June 30, 2000 as disclosed in footnote 2 of Notes to Consolidated Financial Statements

JCM PARTNERS, LLC

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

JCM PARTNERS, LLC

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

Year Ended
ASSET RECONCILIATION	December 31, 2003

Balance at beginning of period	$268,257,459
Additions during period:
Acquisitions through foreclosure	—
Other acquisitions	7,900,000
Improvements	2,121,611
Purchase of assets	—
Deductions during period:	—
Cost of real estate sold	(2,335,420)
Impairment of assets	(1,250,000)
Other	(354,826)

Balance at close of period	$274,338,824

Year Ended
DEPRECIATION RECONCILIATION	December 31, 2003

Balance at beginning of period	$20,497,972
Additions during period:
Acquisitions through foreclosure	—
Other acquisitions	—
Depreciation	8,997,689
Purchase of assets	—
Deductions during period:	—
Cost of real estate sold	(276,920)
Other	—

Balance at close of period	$29,218,741

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      At a meeting held on June 26, 2003, the Board of Managers of the Company, upon the recommendation of its audit committee at a meeting earlier that day, approved the dismissal of Deloitte & Touche, LLP (“D&T”), as its independent accountants. Effective June 26, 2003, the Board of Managers of the Company, upon the recommendation of its audit committee, appointed Moss Adams LLP as its new independent accountants. See our Form 8-K, dated June 26, 2003, which we filed with the SEC on July 3, 2003 regarding these matters for further information. The information contained in that Form 8-K is incorporated by reference herein.

Item 9A.	Controls and Procedures

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

      The information required by this item with respect to the managers and compliance with Section 16(a) of the Securities Exchange Act is incorporated by reference from the information provided under the headings Proposal 1 — “Election of Managers” and Section 16(a) Beneficial Ownership Reporting Compliance,” respectively, contained in our Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for our Annual Meeting of Members to be held June 2004 (the “Proxy Statement”). The information required by this item with respect to our executive officers is contained in Item 1 of Part I of this Form 10-K under the heading “Executive Officers of the Registrant.”

      We have a Code of Ethics, as defined in the SEC rules, as applicable to our chief executive officer and chief financial officer. We will provide a copy of it free of charge upon request. Requests for a copy of the Code should be directed to Secretary, JCM Partners, LLC, P.O. Box 3000, Concord, CA 94522-3000.

Item 11.	Executive Compensation

      The information required by this item is incorporated by reference from the information provided under the heading “Executive Compensation and Other Matters” of the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Membership Matters

      The information required by this item is incorporated herein by reference from the information provided under the heading “Beneficial Ownership” of the Proxy Statement and in Item 5 above.

Item 13.	Certain Relationships and Related Transactions

      The information required by this item is incorporated herein by reference from the information provided under the heading “Certain Relationships and Related Transactions” of the Company’s Proxy Statement.

Item 14.	Principal Accountant Fees and Services

      The information required by this item is incorporated herein by reference from the information provided under the heading “Information with Respect to the Independent Accountants” of the Company’s Proxy Statement.

PART IV

Item 15.	Exhibits, Consolidated Financial Statements, Schedules and Reports on Form 8-K

      (a) The following documents are filed as part of this Report:

1.	Consolidated Financial Statements

Independent Auditors Report for the year ended December 31, 2003

Independent Auditors Report for the years ended December 31, 2002 and 2001

Consolidated Balance Sheets — For the Years Ended December 31, 2002 and December 31, 2003

Consolidated Statements of Operations — For the Years Ended December 31, 2001, December 31, 2002 and December 31, 2003

Consolidated Statements of Changes in Members’ Equity — For the Years Ended December 31, 2001, December 31, 2002 and December 31, 2003

Consolidated Statements of Cash Flows — For the Years Ended December 31, 2001, December 31, 2002 and December 31, 2003

Notes to Consolidated Financial Statements

2. Financial Statement

Schedule III — Real Estate and Accumulated Depreciation

      All other schedules are omitted because they are not applicable or because the required information is shown in the Consolidated Financial Statements or the Notes thereto.

3. Exhibits

              The following documents are filed as Exhibits to this Report:

Exhibit
No.		Description

2.1 (1)	—	Order Confirming Second Amended Plan of Reorganization
2.2 (1)	—	Amended Joint Plan of Reorganization (May 9, 2000)
3.1 (1)	—	JCM Partners, LLC Certificate of Formation
3.2 (1)	—	JCM Partners, LLC Limited Liability Company Agreement dated as of June 30, 2000, and as amended on September 13, 2000
3.3 (3)	—	Restated Bylaws of JCM Partners, LLC
3.4 (5)	—	Second Amendment to Limited Liability Company Agreement of JCM Partners, LLC, dated as of May 22, 2002
3.5 (5)	—	Restated Limited Liability Company Agreement of JCM Partners, LLC, dated as of August 1, 2002
3.6 (5)	—	Amendment (as of June 26, 2002) to Restated Bylaws of JCM Partners, LLC
3.7 (5)	—	Second Restated Bylaws of JCM Partners, LLC (as of June 26, 2002).
3.8 (6)	—	Amended and Restated Operating Agreement
3.9 (6)	—	Certificate of Designations of Class 1 Units

Exhibit
No.		Description

3.10 (6)	—	Third Restated Bylaws
3.11 (7)	—	Certificate of Designations of Class 2 Units
3.12 (7)	—	Certificate of Designations of Class 3 Units
4.1 (2)	—	Restrictions on Transfer of Membership Units
4.2 (6)	—	Restrictions on Transfer of Membership Interests (revised June 25, 2003)
4.3 (8)	—	Sample Form of Application of Transfer of Units
4.4 (9)	—	Form of Unit Conversion Form
10.1 (1) *	—	Management Services Agreement dated July 1, 2000 between JCM Partners, LLC and JCIV, LLC
10.2 (1) *	—	Transition Services Agreement and Amendment to Management Services Agreement dated March 15, 2001 among JCIV, LLC, John Connolly IV and JCM Partners, LLC
10.3 (1) *	—	Management Services Agreement dated April 11, 2001 between JCM Partners, LLC and Computer Management Corporation
10.4 (1) *	—	Form of Indemnification Agreement between JCM Partners, LLC and JCM Partners, LLC’s Managers and Executive Officers
10.5 (1)	—	Lease for JCM Partners, LLC’s executive offices located at 2151 Salvio Street, Concord, California
10.6 (1)	—	Form of Promissory Note between JCM Partners, LLC and each of Frank Deppe, Marvin Helder, Lois Mol and Computer Management Corporation Money Purchase Pension Trust
10.7 (4) *	—	Management Services Agreement dated March 21, 2002, between JCM Partners, LLC and Computer Management Corporation.
16.1 (10)	—	Letter of Deloitte & Touche dated July 2, 2003
21.1	—	Subsidiaries of JCM Partners, LLC
31.1	—	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	—	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	—	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	—	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1 (11)	—	Description of Securities
99.2 (11)	—	Summary of Operating Agreement

*	Indicates management contract or compensation plan or arrangement.

(1)	Incorporated by reference to the exhibit with the same exhibit number attached to our Registration Statement on Form 10 (File No. 000-32653) filed on October 3, 2001 with the Securities and Exchange Commission.

(2)	Incorporated by reference to the exhibit with the same exhibit number attached to our Current Report on Form 8-K filed on November 16, 2001 with the Securities and Exchange Commission.

(3)	Incorporated by reference to Exhibit 3 to our Quarterly Report on Form 10-Q filed on November 19, 2001 with the Securities and Exchange Commission.

(4)	Incorporated by reference to the exhibit with the same exhibit number attached to our Quarterly Report on Form 10-Q, filed on May 15, 2002 with the Securities and Exchange Commission.

(5)	Incorporated by reference to the exhibit with the same exhibit number attached to our Quarterly Report on Form 10-Q, filed on August 14, 2002 with the Securities and Exchange Commission.

(6)	Incorporated by reference to the exhibits with the same exhibit number attached to our Current Report on Form 8-K, filed on July 25, 2003 with the Securities and Exchange Commission.

(7)	Incorporated by reference to the exhibits with exhibit numbers 4.1 and 4.2 attached to our Current Report on Form 8-K, filed on October 8, 2003 with the Securities and Exchange Commission.

(8)	Incorporated by reference to the exhibit with exhibit number 99.3 attached to our Current Report on Form 8-K, filed on July 25, 2003 with the Securities and Exchange Commission.

(9)	Incorporated by reference to the exhibit with exhibit number 99.1 attached to our Current Report on Form 8-K, filed on October 27, 2003 with the Securities and Exchange Commission.

(10)	Incorporated by reference to the exhibit with the same exhibit number attached to our Current Report on Form 8-K, filed on July 3, 2003 with the Securities and Exchange Commission.

(11)	Incorporated by reference to the exhibits with the exhibit numbers 99.1 and 99.2 attached to our Current Report on Form 8-K, filed on October 15, 2003 with the Securities and Exchange Commission.

(b)	We filed the following Current Reports on Form 8-K with the SEC during the fourth quarter of 2003:

1.	On October 8, 2003 (September 24, 2003 event date), in order to file the Certificates of Designations of our Class 2 and Class 3 Units.

2.	On October 15, 2003 (October 14, 2003 event date), in order to file our Description of Securities and Summary of Operating Agreement disclosure documents.

3.	On October 27, 2003 (October 27, 2003 event date), in order to file our Form of Unit Conversion Form.

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2004.

JCM PARTNERS, LLC,
A Delaware limited liability company

By	/s/ GAYLE M. ING

Gayle M. Ing, President and
Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ GAYLE M. ING Gayle M. Ing	President, Chief Executive Officer, Secretary and Manager (Principal Executive Officer)	March 30, 2004

/s/ CORNELIUS STAM Cornelius Stam	Chief Financial Officer (Principal Financial Officer)	March 30, 2004

/s/ DENNIS RIMAC Dennis Rimac	Corporate Controller (Principal Accounting Officer)	March 30, 2004

/s/ MICHAEL VANNI Michael Vanni	Manager; Chairman of the Board	March 30, 2004

/s/ HENRY CONVERSANO Henry Conversano	Manager	March 30, 2004

/s/ FRANK DEPPE Frank Deppe	Manager	March 30, 2004

/s/ HENRY DOORN, JR. Henry Doorn, Jr.	Manager	March 30, 2004

/s/ MARVIN J. HELDER Marvin J. Helder	Manager; Vice Chairman of the Board	March 30, 2004

/s/ KENNETH J. HORJUS Kenneth J. Horjus	Manager	March 30, 2004

/s/ JAMES H. MOL James H. Mol	Manager	March 30, 2004

/s/ LOIS B. MOL Lois B. Mol	Manager	March 30, 2004

/s/ NEAL NIEUWENHUIS Neal Nieuwenhuis	Manager	March 30, 2004

INDEX TO EXHIBITS

Exhibit
No.			Description

2.1 (1)		—	Order Confirming Second Amended Plan of Reorganization
2.2 (1)		—	Amended Joint Plan of Reorganization (May 9, 2000)
3.1 (1)		—	JCM Partners, LLC Certificate of Formation
3.2 (1)		—	JCM Partners, LLC Limited Liability Company Agreement dated as of June 30, 2000, and as amended on September 13, 2000
3.3 (3)		—	Restated Bylaws of JCM Partners, LLC
3.4 (5)		—	Second Amendment to Limited Liability Company Agreement of JCM Partners, LLC, dated as of May 22, 2002
3.5 (5)		—	Restated Limited Liability Company Agreement of JCM Partners, LLC, dated as of August 1, 2002
3.6 (5)		—	Amendment (as of June 26, 2002) to Restated Bylaws of JCM Partners, LLC
3.7 (5)		—	Second Restated Bylaws of JCM Partners, LLC (as of June 26, 2002).
3.8 (6)		—	Amended and Restated Operating Agreement
3.9 (6)		—	Certificate of Designations of Class 1 Units
3.10 (6)		—	Third Restated Bylaws
3.11 (7)		—	Certificate of Designations of Class 2 Units
3.12 (7)		—	Certificate of Designations of Class 3 Units
4.1 (2)		—	Restrictions on Transfer of Membership Units
4.2 (6)		—	Restrictions on Transfer of Membership Interests (revised June 25, 2003)
4.3 (8)		—	Sample Form of Application of Transfer of Units
4.4 (9)		—	Form of Unit Conversion Form
10.1 (1)	*	—	Management Services Agreement dated July 1, 2000 between JCM Partners, LLC and JCIV, LLC
10.2 (1)	*	—	Transition Services Agreement and Amendment to Management Services Agreement dated March 15, 2001 among JCIV, LLC, John Connolly IV and JCM Partners, LLC
10.3 (1)	*	—	Management Services Agreement dated April 11, 2001 between JCM Partners, LLC and Computer Management Corporation
10.4 (1)	*	—	Form of Indemnification Agreement between JCM Partners, LLC and JCM Partners, LLC’s Managers and Executive Officers
10.5 (1)		—	Lease for JCM Partners, LLC’s executive offices located at 2151 Salvio Street, Concord, California
10.6 (1)		—	Form of Promissory Note between JCM Partners, LLC and each of Frank Deppe, Marvin Helder, Lois Mol and Computer Management Corporation Money Purchase Pension Trust
10.7 (4)	*	—	Management Services Agreement dated March 21, 2002, between JCM Partners, LLC and Computer Management Corporation.
16.1 (10)		—	Letter of Deloitte & Touche dated July 2, 2003
21.1		—	Subsidiaries of JCM Partners, LLC
31.1		—	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		—	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		—	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		—	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit
No.		Description

99.1 (11)	—	Description of Securities
99.2 (11)	—	Summary of Operating Agreement

*	Indicates management contract or compensation plan or arrangement.

(1)	Incorporated by reference to the exhibit with the same exhibit number attached to our Registration Statement on Form 10 (File No. 000-32653) filed on October 3, 2001 with the Securities and Exchange Commission.

(2)	Incorporated by reference to the exhibit with the same exhibit number attached to our Current Report on Form 8-K filed on November 16, 2001 with the Securities and Exchange Commission.

(3)	Incorporated by reference to Exhibit 3 to our Quarterly Report on Form 10-Q filed on November 19, 2001 with the Securities and Exchange Commission.

(4)	Incorporated by reference to the exhibit with the same exhibit number attached to our Quarterly Report on Form 10-Q, filed on May 15, 2002 with the Securities and Exchange Commission.

(5)	Incorporated by reference to the exhibit with the same exhibit number attached to our Quarterly Report on Form 10-Q, filed on August 14, 2002 with the Securities and Exchange Commission.

(6)	Incorporated by reference to the exhibits with the same exhibit number attached to our Current Report on Form 8-K, filed on July 25, 2003 with the Securities and Exchange Commission.

(7)	Incorporated by reference to the exhibits with exhibit numbers 4.1 and 4.2 attached to our Current Report on Form 8-K, filed on October 8, 2003 with the Securities and Exchange Commission.

(8)	Incorporated by reference to the exhibit with exhibit number 99.3 attached to our Current Report on Form 8-K, filed on July 25, 2003 with the Securities and Exchange Commission.

(9)	Incorporated by reference to the exhibit with exhibit number 99.1 attached to our Current Report on Form 8-K, filed on October 27, 2003 with the Securities and Exchange Commission.

(10)	Incorporated by reference to the exhibit with the same exhibit number attached to our Current Report on Form 8-K, filed on July 3, 2003 with the Securities and Exchange Commission.

(11)	Incorporated by reference to the exhibits with the exhibit numbers 99.1 and 99.2 attached to our Current Report on Form 8-K, filed on October 15, 2003 with the Securities and Exchange Commission.