Form 10-Q
period 2004-03-31
JCM PARTNERS LLC
filed 2004-05-17
CIK 1139163

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2004
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 000-32653

JCM Partners, LLC

(Exact name of registrant as specified in its charter)

Delaware	94-3364323
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2151 Salvio Street, Suite 325 Concord, CA	94520
(Address of principal executive offices)	(Zip Code)

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

          Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes  ☐     No  ☑(1)

          As of May 17, 2004, the registrant had the following Classes of Units outstanding of which the following number of Units were owned by a wholly owned subsidiary of the registrant:

Class of Unit	Owned by Members	Owned by Subsidiary	Total Outstanding

Class 1	38,972,396	6,555,966	45,528,362
Class 2	10,511,369	1,706,013	12,217,382
Class 3	27,998,685	4,407,722	32,406,407
Total	77,482,450	12,669,701	90,152,151

(1)	The Company did not file a Form 10-Q for the period ending June 30, 2001. However, the Company’s Form 10, filed with the Securities and Exchange Commission on October 3, 2001, contains certain financial information for the six-month period ended June 30, 2001.

JCM PARTNERS, LLC

FORM 10-Q

For the Quarterly Period Ended March 31, 2004

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

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

JCM PARTNERS, LLC

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31,	December 31,
	2004	2003

ASSETS
Real estate investments, net	$237,838,721	$240,487,447
Real estate investments held for sale	5,117,110	4,632,636
Cash	5,446,736	6,972,448
Restricted cash	1,134,440	2,460,650
Rents receivable	152,694	200,308
Prepaid expenses	1,663,268	1,141,212
Deferred costs, net	2,030,329	2,118,896
Other assets	2,527,392	1,313,251

TOTAL ASSETS	$255,910,690	$259,326,848

LIABILITIES, MEMBERS’ UNITS AND RETAINED EARNINGS
LIABILITIES:
Mortgages payable	$184,786,941	$185,461,243
Tenants’ security deposits	2,942,521	2,886,954
Accounts payable and accrued expenses	2,732,369	3,147,458
Accrued interest	962,129	961,808
Unearned rental revenue	207,710	165,736

Total liabilities	191,631,670	192,623,199

MEMBERS’ UNITS AND RETAINED EARNINGS
Redeemable units(See Note 4)
42,369,779, redeemable Class 1 Units, $1 par value and 79,804,420 redeemable Class 1 Units, $1 par value outstanding at March 31, 2004 and December 31, 2003, respectively;	32,655,210	63,624,360
10,391,652 redeemable Class 2 Units, $1 par value outstanding at March 31, 2004	8,009,047	—

Preferred units
No undesignated Preferred Units authorized or outstanding, at March 31, 2004 and not authorized nor outstanding at December 31, 2003	—	—

Non-redeemable units
26,404,341 Class 3 Units, $1 par value outstanding at March 31, 2004	20,350,337	—

Retained earnings	3,264,426	3,079,289

TOTAL LIABILITIES, MEMBERS’ UNITS AND RETAINED EARNINGS	$255,910,690	$259,326,848

See notes to condensed consolidated financial statements.

JCM PARTNERS, LLC

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2004	2003

REVENUES:
Rental	$13,050,130	$12,874,610
Interest	19,639	52,176

Total revenues	13,069,769	12,926,786

OPERATING EXPENSES:
Interest expense	2,872,075	2,942,085
Operating and maintenance	4,094,618	3,675,090
Depreciation and amortization	2,408,526	2,264,358
General and administrative	903,592	999,341
Real estate taxes and insurance	1,383,511	1,259,423
Utilities	1,016,176	908,939
Prepayment penalty	—	303,483
Write off of deferred debt issuance costs	—	10,578

Total expenses	12,678,498	12,363,297

Net Income before discontinued operations	391,271	563,489

Discontinued operations:
Loss on impairment of assets	(250,000)	—
Discontinued operations, net	43,866	(7,529)

Loss from discontinued operations	(206,134)	(7,529)

NET INCOME	$185,137	$555,960

Income (loss) per outstanding Unit:
From continuing operations	$0.00	$0.01
From discontinued operations	$(0.00)	$(0.00)

NET INCOME PER UNIT —
Basic and diluted	$0.00	$0.01

WEIGHTED AVERAGE UNITS OUTSTANDING
Basic and diluted	79,291,816	83,255,265

See notes to condensed consolidated financial statements.

JCM PARTNERS, LLC

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$185,137	$555,960
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposal of assets	23,369	21,059
Loss on impairment of assets	250,000	—
Depreciation and amortization	2,408,527	2,264,358
Depreciation and amortization from discontinued operations	17,660	40,807
Write off of deferred debt issuance costs	—	10,578
Effect of changes in:
Restricted cash	1,326,210	340,627
Rent receivables	47,614	18,007
Prepaid expenses	(522,056)	(479,500)
Deferred costs	(5,192)	—
Accounts payable and accrued expenses	(397,784)	11,505
Accrued interest	321	6,319
Accrued real estate taxes	(17,306)	6,384
Unearned rental revenue	41,974	35,009
Other assets	818,721	202,717
Tenants’ security deposits	55,567	52,054

Net cash provided by operating activities	4,232,762	3,085,884

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to real estate investments	(428,068)	(308,360)

Net cash used in investing activities	(428,068)	(308,360)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of Class 1, Class 2 and Class 3 Units	(938,814)	(276,703)
Payments on mortgages payable	(674,302)	(582,212)
Payoff of mortgage loans	—	(2,143,692)
Deferred financing costs	—	(891,753)
Net proceeds from refinance of mortgages payable	—	7,031,723
Distributions to Class 1, Class 2 and Class 3 Unit holders	(1,670,952)	(1,665,107)
Other assets paid	(2,046,338)	(3,034)

Net cash provided by(used in) financing activities	(5,330,406)	1,469,222

NET INCREASE(DECREASE) IN CASH	(1,525,712)	4,246,746
CASH, beginning of period	6,972,448	14,898,425

CASH, end of period	$5,446,736	$19,145,171

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION — Cash paid during the period for interest	$2,877,754	$3,000,882

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

These unaudited consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2003 included in the Company’s 10-K filed with the Securities and Exchange Commission.

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

In May 2003, we listed for sale our office building in San Francisco, California for $5,400,000. The carrying value of the assets (real estate investments held for sale) of the property was $4,617,110 at March 31, 2004. The mortgage note of $1,408,000 was paid off in December 2003.

In May 2004, the Company entered into an Option Agreement to sell our undeveloped land in Vallejo, California for $500,000. The carrying amount of the asset (real estate investments held for sale) of the property was $500,000 at March 31, 2004. There is no debt on the property. In March 2004, we recorded a $250,000 charge for loss on impairment of assets so the carrying value reflects the sale price as negotiated in the Option Agreement.

The numbers for 2003 in the table below includes data from Rose Glen, an apartment property sold in May 2003.

	Three Months Ended
	March 31,

	2004	2003

Rental revenues	$139,024	$292,438
Interest and other	—	—
Interest expense	—	(65,116)
Operating and maintenance	(40,614)	(125,464)
Depreciation and amortization	(17,660)	(40,807)
General and administrative	—	—
Real estate taxes and insurance	(24,393)	(41,073)
Utilities	(12,491)	(27,507)
Loss on impairment of assets	(250,000)	—

Total discontinued operations	$(206,134)	$(7,529)

3.     MORTGAGES PAYABLE

The Company’s mortgages payable generally require monthly interest and principal payments. The obligations include twenty-nine fixed rate loans and seventeen variable rate loans which are secured by deeds of trust on the Company’s real estate investments. The Company is required by the terms of certain of the mortgage loans to maintain lender impound accounts for insurance, property taxes, reserves for property improvements and a bond account which are recorded as restricted cash.

4.     REDEEMABLE UNITS

The Company has authorized 300,000,000 Units and Preferred Units, of which 25,000,000 may be designated as Preferred Units. During the three months ended March 31, 2004, Unit holders converted 36,795,993 Class 1 Units to 10,391,652 Class 2 Units and 26,404,341 Class 3 Units. The Units were converted on a 1-to-1 basis. The Class 1 and Class 2 Units are redeemable at the option of the unit holder beginning in June 2007 and June 2012, respectively. The Class 3 Units are not redeemable at the option of the unit holder. Since the Company now has both redeemable and non-redeemable units outstanding, they are accounting for them under EITF D-98 “Classification and Measurement of Redeemable Securities” and Accounting Series Release No. 268, “Presentation in Financial Statements of Redeemable Preferred Stocks.” Under these standards the redeemable units are presented separately from the non-redeemable units on the consolidated balance sheet. These standards do not affect the accounting for the redemption and distributions with respect to the redeemable units.

5.     DISTRIBUTIONS TO MEMBERS

During the three months ended March 31, 2004, the Company made distributions to holders of Units required by the Certificates of Designations of the Class 1, Class 2 and Class 3 Units, respectively, plus voluntary distributions, as follows:

Class of Unit	Amount

Class 1(1)(4)	$910,000
Class 2(2)(4)	$180,000
Class 3(3)(4)	$533,000

Total	$1,623,000

(1)	The Class 1 mandatory monthly distribution is equal to 1/12 of $0.0775 per Class 1 Unit, or a total of $0.0775 per Class 1 Unit each year.

(2)	The Class 2 mandatory monthly distribution is equal to 1/12 of $0.0800 per Class 2 Unit, or a total of $0.0800 per Class 2 Unit each year.

(3)	The Class 3 mandatory monthly distribution is equal to 1/12 of $0.0825 per Class 3 Unit, or a total of $0.0825 per Class 3 Unit each year.

(4)	Includes voluntary distributions to holders of Class 1, Class 2, and Class 3 Units, equal to 1/12 of $0.0025 per Unit or a total of $0.0025 per Class 1, Class 2 and Class 3 Unit each year. Excludes distributions to units held by the Company’s wholly owned subsidiary.

On December 10, 2002, the Board of Managers declared a voluntary distribution to be paid monthly in an amount equal to 1/12 of $0.0025 per Class 1 Unit (“Voluntary Distribution”). Pursuant to the Certificates of Designations of the Class 2 and Class 3 Units, respectively, the Class 2 and Class 3 Units are entitled to receive no less than the same Voluntary Distribution received by the holders of the Class 1 Units on a per Unit basis. The Voluntary Distribution remains in effect until it is terminated by the Board of Managers.

In March and April 2004, we paid $47,000 and $6,000 respectively to the California Franchise Tax Board on behalf of our non-California Unit holders who had been allocated income deemed taxable by the State of California. In April 2004, an equal and compensating amount of $0.00493 per Unit totaling $381,000 was paid to all other unit holders for whom the Company did not make a California tax deposit. These payments were in addition to the mandatory and voluntary distributions set forth in the chart above.

6.     REPURCHASE OF CLASS 1, CLASS 2 AND CLASS 3 UNITS

During the three months ended March 31, 2004, the Company, through a wholly owned subsidiary, repurchased 638,648 Units as follows:

Class of Unit	# of Units	Amount

Class 1	513,483	$755,000
Class 2	19,657	$29,000
Class 3	105,508	$155,000

Total	638,648	$939,000

All Units owned by the subsidiary are considered outstanding under the Company’s Operating Agreement for all purposes, including, voting and participation in mandatory and other distributions paid by the Company. However, for financial reporting purposes, these Units are not considered outstanding and any distributions paid to the subsidiary are eliminated in consolidation. Accordingly, for financial reporting purposes, the number of Units outstanding at March 31, 2004 is the number of Units outstanding minus the Units owned by the Company’s subsidiary. However, for all other purposes, the Company has 90,152,151 Units outstanding. Repurchases of Units were recorded against the members’ equity balance.

In April 2004 and through May 17, 2004, the Company, through its wholly owned subsidiary, repurchased an additional 1,683,322 Class 1, 2 and 3 Units as follows:

Class of Unit	# of Units	Amount

Class 1	1,532,733	$2,402,000
Class 2	3,500	$5,000
Class 3	147,089	$228,000

Total	1,683,322	$2,635,000

As of May 17, 2004, the Company’s wholly owned subsidiary owned the following number of Class 1, 2 and 3 Units of the Company.

Class of Unit	# of Units

Class 1	6,555,966
Class 2	1,706,013
Class 3	4,407,722

Total	12,669,701

7.     CONTINGENCY AND LEGAL MATTERS

As of March 31, 2004, the Company is not aware of any litigation threatened against the Company other than routine litigation arising out of the ordinary course of business, some of which is expected to be covered by liability insurance, and none of which is expected to have a material adverse effect on the consolidated financial statements of the Company.

8.     RECLASSIFICATIONS

Reclassifications were made to the 2003 condensed financial statements to conform to the 2004 presentation. Certain items were reclassified related to Discontinued Operations as presented in Note 2.

9.     RELATED PARTY TRANSACTIONS

On March 24, 2004, the Board of Managers approved a new agreement with Computer Management Corporation (“CMC”) to provide management services to the Company. The Company’s Chairman of the Board owns CMC and his wife, who is the Chief Executive Officer/ President of the Company, has a community property interest in CMC. Pursuant to the terms of the new agreement, the Company will pay CMC through June 30, 2007 a fee of $31,250 per month.

******

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains forward-looking statements and should be read in conjunction with the Consolidated Financial Statements and Notes set forth in Item 1 above. See our statement that is set forth after the Table of Contents regarding forward-looking statements.

Results of Operations

Overview

The Company generates revenues from the leasing and, to a lesser extent, sales of residential and commercial properties it owns in California. Revenues from the apartment properties were 93.4% of total revenues for the three months ended March 31, 2004.

Total revenues from our continuing operations increased $143,000 or 1% year-over-year to $13,070,000 for the first quarter ended March 31, 2004. Revenues from a newly acquired property in May 2003 accounted for $214,000 of this increase, partially offset by a decrease in revenues from our commercial properties. We expect very little, if any, revenue growth in 2004 from our continuing operations as some of our apartment markets have been experiencing increased supply from new construction and both our apartment and commercial markets have been experiencing slow to flat employment growth, dampening the demand for both rental housing and office space.

Total net income decreased $371,000 for the three months ended March 31, 2004 compared to the same period in 2003. The decrease was due to higher total expenses offset by a slight increase in total revenue.

Property Occupancy

The table below sets forth the overall weighted average occupancy levels for our properties, by type of property, at March 31, 2004, December 31, 2003 and March 31, 2003. The weighted average occupancy is calculated by multiplying the occupancy of each property by its square footage and dividing by the total square footage in the portfolio.

	Occupancy at	Occupancy at	Occupancy at
	March 31,	December 31,	March 31,
Property Type	2004	2003	2003

Apartment Communities	94.6%	94.8%	95.6%
Commercial Properties	71.9%	75.4%	77.8%

The overall weighted average occupancy level for our entire property portfolio as of March 31, 2004 was 90.3%, compared to 92.2% at March 31, 2003.

The occupancy at our apartment communities at March 31, 2004 shows a slight decrease to 94.6% from 94.8% at December 31, 2003. Contributing factors include the slowdown in the California economy, continuing competition with providers of other forms of multifamily residential properties and single-family housing and a significant increase in the construction of new apartment properties where our properties are located. We believe the occupancy will remain relatively stable at this level for 2004 due to a continuing management implemented cross-marketing program, resident referral program, resident retention focus and rent concession incentives.

Our future apartment occupancy rates will be subject to numerous factors, many of which are outside of our control. We believe that the remainder of 2004 will continue to be challenging on the leasing front. The overall slowdown of the California economy, the California deficit and other factors are impacting our sub-markets. Forecasts in trade journals and marketing reports indicate relatively flat rents and some decreasing occupancies with optimism for a pick up in late 2004 to early 2005. A large unknown factor for our portfolio will be how California’s large budget deficit will impact local economies as funding cuts roll downward. We believe that consumers are carefully considering how much they are willing to spend on housing, which is putting downward pressure on rents. In addition, historically low mortgage rates have enabled more renters to purchase homes. Buying or renting single-family housing was the reason given by many residents who moved out of our apartment properties during the first three months of 2004. If mortgage rates increase, we anticipate slightly less pressure on rents and occupancies, as renters may be less able to purchase homes; however, we cannot predict when changes in mortgage rates will occur. Qualified potential residents continue to be difficult to find. Our market surveys indicate that a number of competitors have decreased asking rents, as we have done at some selected properties in order to remain competitive. Many of our competitors give rent concessions. We give them as well at selected properties, such as a discount off a first month’s rent. Accordingly, there can be no assurance that our future occupancy or rental rates will not be significantly less than our occupancy and rental rates at March 31, 2004.

Occupancy decreased further at our commercial properties in the first quarter of 2004 primarily due to vacating of 7,700 square feet from our San Francisco office building from non-renewed tenant leases. During the quarter, we leased approximately 2,000 square feet at our Concord commercial property to one new tenant at an average monthly rental rate of $1.25, down $0.19 from the average monthly rate paid by the previous tenants.

Market conditions for leased space in commercial buildings remain considerably weakened in the San Francisco Bay Area. The general economic decline and job loss in the technology industry have significantly reduced demand for commercial buildings in most San Francisco Bay Area sub-markets. Vacancy rates have gone up and rents have come down considerably from the peaks reached in early 2000. The possibility of a worsening economic slowdown, a continuation of the California budget problem, the technology-based recession or continuation of current economic conditions may result in higher vacancy rates, lower prevailing rents, increased rent concessions and/ or more tenant defaults and bankruptcies.

Funds From Operations

We use a supplemental performance measure, Funds from Operations (“FFO”), along with net income, to report operating results. We believe that in our industry, FFO provides relevant information about operations and is useful, along with net income, for an understanding of our operating results. The Company believes that FFO is useful as a measure of the performance of the Company because, along with cash flows from operations, investing activities, and financing activities, they provide an understanding of the ability of the Company to incur and service debt, make capital expenditures and make distributions to members.

FFO is calculated by making various adjustments to net income. Depreciation, amortization and write off of deferred debt issuance costs are added back to net income as they represent non-cash charges. In addition, gains on sale of real estate investments and extraordinary items are excluded from the FFO calculation. FFO is not a measure of operating results or cash flows from operating activities as defined by generally accepted accounting principles in the United States of America. Further, FFO is not necessarily indicative of cash available to fund cash needs and should not be considered as an alternative to cash flows as a measure of liquidity.

	Three months ended
	March 31,

	2004	2003

Net Income	$185,137	$555,960
Adjustments:
Depreciation and amortization:
Real property	2,303,425	2,169,440
Capitalized leasing expenses	23,863	21,203

Discontinued operations:
Depreciation	15,526	37,791
Capitalized leasing expenses	2,134	2,134
Loss on impairment of assets	250,000	—
Write-off of deferred debt issuance costs:	—	10,578

Funds from operations	$2,780,085	$2,797,106

Funds from operations per unit	$0.04	$0.03

Income (loss) per outstanding Unit (per Income Statement)
From continuing operations	$0.00	$0.01
From discontinued operations	$(0.00)	$(0.00)

Net Income per Unit (per Income Statement)	$0.00	$0.01

Weighted average units	79,291,816	83,255,265

For the quarter ending March 31, 2004, FFO was $2,780,000 as compared to $2,797,000 for the same quarter last year. FFO remained relatively flat while on a per Unit basis, FFO increased by $0.01 primarily due to the lower weighted average number of Units outstanding during the first quarter of 2004 compared to the same period in 2003.

Three Months Ended March 31, 2004 Compared to the Three Months Ended March 31, 2003

REVENUE FROM CONTINUING OPERATIONS

Total rental revenue for the three months ended March 31, 2004 was $13,050,000, up approximately 1% or $176,000 from $12,875,000 for the same quarter last year, excluding revenues from discontinued operations. This increase is primarily attributable to higher rental revenue at our apartment communities and partially offset by lower rental revenue at our commercial properties. The possibility of a worsening economic slowdown or recession or continuation of current economic conditions may result in higher vacancy rates, lower prevailing rents, increased rent concessions and/or more tenant defaults and bankruptcies.

During the first quarter 2004, rental revenue generated by our apartment communities was $12,194,000, up approximately $272,000 from $11,922,000 for the first quarter last year, excluding revenues from discontinued operations. The increase was primarily attributable to rental revenue from a newly acquired property in May 2003.

Rental revenue generated by our commercial properties was $856,000, down approximately 10% from $953,000 in the same quarter last year, excluding revenues from discontinued operations. The decrease is attributable primarily to lower occupancy.

During the three months ended March 31, 2004, average monthly rental rates per square foot for same-store apartment communities and commercial properties on a combined basis increased by approximately 0.1%. Same store rental rates increased approximately 0.7% year over year. Our ability to continue to increase rent rates will largely depend on the changes in the real estate market and on general economic conditions in the areas in which we own properties. Same-store properties are defined as those properties owned by us during all months of the reporting periods. Average monthly rental rates are defined as contract rents for occupied units plus estimated market rents for vacant units divided by the total square footage in the portfolio at the end of the reporting periods.

At March 31, 2004, the average monthly rental rate per square foot of our same-store apartment communities was $1.04, compared to $1.03 at March 31, 2003. This increase was attributable to increased rents both to existing tenants upon lease expiration and to new tenants upon move in.

At March 31, 2004, the average monthly rental rate per square foot of our same-store commercial properties was $1.26, compared to $1.24 at March 31, 2003. This increase was attributable to increased rents as included in existing leases or as negotiated in lease renewals with existing tenants and/ or in leases with new tenants.

Interest revenue decreased by $33,000 for the three months ended March 31, 2004 as compared to the same period last year mainly due to lower cash balances.

EXPENSES FROM CONTINUING OPERATIONS

Total expenses from continuing operations includes expenses from the property we acquired in May 2003. Total expenses (which includes interest expense, operating and maintenance, depreciation and amortization, general and administrative, real estate taxes and insurance, utilities, prepayment penalties and write-off of deferred debt issuance costs) were $12,678,000 for the three months ended March 31, 2004 compared to $12,363,000 for the same period in 2003, excluding expenses from discontinued operations. The $315,000 increase includes $338,000 in total expenses from the property we acquired in May 2003. The various components of total expenses are discussed in more detail as follows:

Interest expense. In the first quarter 2004, interest expense was $2,872,000, down from $2,942,000 for the same period last year, a decrease of $70,000. This reduction was due to lower outstanding loan balances and lower average weighted interest rates than the first quarter of 2003. The first quarter 2004 interest expense for the May 2003 acquisition property was $60,000.

Operating and maintenance expenses. For the quarter, operating and maintenance expenses were $4,095,000, up from $3,675,000 from the first quarter last year. The $420,000 increase was primarily due to expenses related to the May 2003 acquisition property, increased advertising and marketing costs to improve the rental activity and increased legal costs associated with tenant issues.

Depreciation and amortization expenses. During the first quarter in 2004, depreciation and amortization expense was $2,409,000, as compared to $2,264,000 for the first quarter in 2003, an increase of approximately 6%. This change was primarily attributable to an increase in real estate investments from capitalization of property improvements and $63,000 from improvements related to the May 2003 acquisition property.

General and administrative expenses. General and administrative expenses were $904,000 for the quarter, down from $999,000 for the same period last year, a decrease of approximately 10%. This decrease is primarily due to non-recurring legal fees in 2003.

Real estate taxes and insurance expenses. In the quarter, real estate taxes and insurance expenses were $1,384,000, up from $1,259,000 for the same period last year, an increase of approximately $125,000. This change was mainly attributable to an increase in workers compensation insurance costs, real estate taxes and $45,000 from real estate tax and insurance expenses related to the May 2003 acquisition property.

Utility expenses. Utility expenses were $1,016,000 for the quarter, as compared to $909,000 for the same quarter last year, an increase of $107,000. This change was due primarily to rate increases for natural gas, sewer, water and $26,000 from utility expenses related to the May 2003 acquisition property.

Prepayment penalty. During the first quarter of 2003, we recorded $303,000 of prepayment penalties related to debt which was retired in connection with the refinancing of three mortgages.

Write-off of deferred debt issuance costs. During the first quarter of 2003, we recorded a loss of $11,000 to reflect the write-off of deferred debt issuance costs related to debt which was retired in connection with the refinancing of three mortgages.

NET INCOME BEFORE DISCONTINUED OPERATIONS

During the three months ended March 31, 2004, net income before discontinued operations was $391,000 compared to $563,000 for the same period last year. The decrease in 2004 was due to increases in operating and maintenance, depreciation and amortization, real estate taxes and insurance and utility expenses partially offset by increases in rental revenue and decreases in interest expense, general and administrative, prepayment penalties and write-off of deferred debt issuance costs.

DISCONTINUED OPERATIONS

During the quarter ended March 31, 2004, loss from discontinued operations was $206,000 compared to a loss of $8,000 for the same period last year. The increase in loss was primarily due to a $250,000 charge for impairment of assets related to a parcel of land located in Vallejo, California so that the carrying value reflects the sale price negotiated in the Option Agreement. Rental revenue from our discontinued operations during the three months ended March 31, 2004 consisted of $139,000 from our San Francisco office building, $60,000 of which is a non-refundable deposit received from a prospective buyer.

NET INCOME

During the quarter ended March 31, 2004, net income was $185,000 compared to $556,000 for the first quarter last year, a decrease of $371,000. The decrease was due to a decrease in net income from continuing operations and an increase in loss from discontinued operations.

Effects of Inflation on Operations

We believe the direct effects of inflation on our operations have been inconsequential.

Liquidity and Capital Resources

As of March 31, 2004, our short-term liquidity needs included normal operating requirements, ongoing capital improvements, monthly principal amortization of our debt, repurchase of Class 1 Units, Class 2 Units and Class 3 Units and certain mandatory distributions required to be made to our Class 1, Class 2 and Class 3 Unit holders, as described in Note 5 of our Notes to Consolidated Financial Statements set forth in Item 1 above. We expect to meet these requirements through net cash provided by operations and available cash. However, if needed for repurchase of Class 1 Units, Class 2 Units and Class 3 Units or capital improvements, we may increase debt by refinancing certain mortgage obligations or through mortgage borrowing on our debt-free properties. We do not expect that rent increases upon tenant turnover and lease expirations, subject to market and general economic conditions, will have a significant impact on our short-term liquidity.

Our long-term liquidity requirements include scheduled debt maturities, significant capital improvements, certain mandatory distributions required to be made to our Class 1, Class 2 and Class 3 Unit holders, as described in Note 4 of our Notes to Consolidated Financial Statements set forth in Item 1 above and repurchases of Class 1, Class 2 and Class 3 Units. Cash flows from operations, including the effects of any rent increases, will not be sufficient to meet some of these long-term requirements, such as remaining balances due at loan maturities, and it will be necessary for us to refinance the mortgages on certain of our properties. There can be no assurance that we will be able to refinance on terms advantageous to us, however, especially if interest rates rise in the future.

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

At March 31, 2004, we had unrestricted cash totaling $5,447,000, compared to $6,972,000 at December 31, 2003. This decrease is attributable to net cash provided by operations of $4,233,000, net cash used in investing activities of $428,000 and net cash used in financing activities of $5,330,000.

Net cash provided by operations during the quarter ended March 31, 2004 was $4,233,000, which reflects net income of $185,000, loss on disposal of assets of $23,000, loss of $250,000 for impairment of assets, non-cash depreciation and amortization charges of $2,426,000 and the net increase of the effect of changes in operating assets and liabilities of $1,349,000, primarily a decrease in restricted cash.

The terms of certain of our mortgages require impound accounts for the payment of insurance, property taxes, replacement reserves and lender holdbacks on proceeds from new mortgages for immediate repair improvements, as well as scheduled principal and interest payments on the debt. We classify these impound accounts as restricted cash on our balance sheet. Restricted cash for holdbacks, which totaled approximately $331,000 at March 31, 2004, will become unrestricted when repair improvements are completed. At March 31, 2004, our restricted cash totaled $1,334,000 compared to $2,461,000 at December 31, 2003.

Net cash used in investing activities consisted of improvements to real estate investments of $428,000 which were primarily carpet and vinyl replacements and new fences.

Net cash used in financing activities was $5,330,000. The uses of cash were as follows: repurchases of Class 1, Class 2 and Class 3 Units in the amount of $939,000, principal payments on mortgage notes of $674,000, distributions to unit holders in the amount of $1,671,000 and change in other assets of $2,046,000 that is cash in transit for the repurchase of units.

Our long-term debt consists of 46 real estate mortgages totaling $184,787,000 as of March 31, 2004. Each of the mortgages is secured by one of 45 properties with two mortgages secured by the same property. This debt generally requires monthly payments of principal and interest. As of March 31, 2004, the weighted average interest rate on our real estate mortgages was 6.15% compared to 6.27% at the same time last year.

To provide our Unit holders with additional liquidity, we continue to follow the guidelines adopted by our Board of Managers to allow us to repurchase Units from members and to provide information to our members that will allow members to contact each other in order to facilitate trading of Units among our members. See Part II, Item 2 — “Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities” for additional information about the Company’s repurchases of Units.

During the three months ended March 31, 2004, the Company, through a wholly owned subsidiary, repurchased 513,483 Class 1 Units for an aggregate price of $754,800; 19,657 Class 2 Units for an aggregate price of $28,900; 105,508 Class 3 Units for an aggregate price of $155,100. In April 2004 and through May 17, 2004, the Company, through its wholly owned subsidiary, repurchased an additional 1,532,733 Class 1 Units for an aggregate price $2,402,000; 3,500 Class 2 Units for an aggregate price of $5,000; 147,089 Class 3 Units for an aggregate price of $228,000. As of May 17, 2004, the Company’s wholly owned subsidiary owned 6,555,966 Class 1 Units, 1,706,013 Class 2 Units and 4,407,722 Class 3 Units.

Changes In Member’s Units and Retained Earnings for the Period Ended March 31, 2004

The following schedule reflects the changes in our members’ units and retained earnings during the three months ended March 31, 2004 for financial reporting purposes:

Balance, December 31, 2003	$66,703,649
Repurchase of Redeemable Class 1, 2, 3 Units	(938,814)
Distributions	(1,670,952)
Net Income	185,137

Balance, March 31, 2004	$64,279,020

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

The following table presents information about our debt obligations at March 31, 2004. The table presents scheduled principal payments and related weighted average interest rates by expected maturity dates.

	2004	2005	2006	2007	2008	Thereafter

Mortgage loans with fixed rates maturing through March 2012(1)	$1,696,131	$1,783,702	$1,930,374	$9,011,510	$2,062,224	$111,429,171
Average interest rate	6.57%	6.57%	6.57%	6.57%	6.57%	6.57%
Mortgage loans with fixed rates that become variable between July 2004 and January 2008 maturing through 2033(2)	$531,140	$561,078	$592,747	$626,251	$661,700	$33,364,511
Average interest rate	5.74%	5.74%	5.74%	5.74%	5.74%	5.74%
Mortgage loans with variable rates maturing through 2031(3)	$463,521	$475,108	$492,364	$6,894,891	$403,287	$11,807,229
Average interest rate	4.62%	4.62%	4.62%	4.62%	4.62%	4.62%

(1)	Twenty-nine loans with rates ranging from 5.21% to 9.19%.

(2)	Seven loans with rates ranging from 4.60% to 7.38% that become variable between July 2004 and January 2008.

(3)	Ten loans with rates from 2.96% to 8.50% at March 31, 2004.

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

PART II.     OTHER INFORMATION

Item 2.     Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

ISSUER PURCHASES OF EQUITY SECURITIES

				Approximate
			Total Number of Units	Dollar Value that
			Purchased as Part of	May Yet Be
	Total Number of	Average Price	Publicly Announced	Purchased Under the
Period	Units Purchased(1)	Paid per Unit	Plans or Programs	Plan or Programs(2)

January 1-31, 2004	338,755 Class 1	$1.47	10,686,486	$6,256,018
	0 Class 2	$0.00	0
	0 Class 3	$0.00	0

February 1-29, 2004	124,950 Class 1	$1.47	10,811,436	$5,925,341
	0 Class 2	$0.00	0
	100,000 Class 3	$1.47	100,000

March 1-31, 2004	49,778 Class 1	$1.47	10,861,214	$20,000,000(3)
	19,657 Class 2	$1.47	19,657
	5,508 Class 3	$1.47	105,508

Total First Quarter	513,483 Class 1	$1.47	10,861,214	$20,000,000(2)
	19,657 Class 2	$1.47	19,657
	105,508 Class 3	$1.47	105,508

(1)	Only our Class 1 Units are registered under the Exchange Act.

(2)	In addition to the Units that may be repurchased as described in footnote 3 below, the Company is obligated to redeem Class 1 and Class 2 Units that are put to the Company in accordance with the put rights of the Class 1 and Class 2 Units, respectively. See the Company’s Description of Securities, dated October 15, 2003, previously filed with the SEC.

(3)	In March 2004, the Board of Managers authorized the repurchase of up to $20,000,000 of Units in any given month, superceding the previous authorization set in December 2001. The authorization will remain in effect until modified or terminated by the Board of Managers. The Company, through its wholly-owned subsidiary, may repurchase its Units from Members, when opportunities exist to buy at prices which are consistent with the Company’s Unit Repurchase Guidelines. Under this authorization and its guidelines, the Company will deduct $0.40 per Unit, representing “all anticipated costs and expenses (including but not limited to the estimated costs and expenses of liquidating all of the Company’s properties)”, when determining the maximum amount that the Company might be willing to pay. This fixed charge per Unit will replace the amount of “costs and expenses” illustrated in Frequently Asked Question 1.7 in the Company’s “Description of Securities”. Units redeemed by the Company pursuant to the Class 1 or Class 2 Put Rights will not be counted against the $20,000,000 of funds available for repurchase under this program.

Item 6.     Exhibits and Reports on Form 8-K

(a)     Exhibits

10.8	*	Executive Management Services Agreement dated effective May 1, 2004 between JCM Partners, LLC and Computer Management Corporation
31.1		Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates management contract or compensation plan or arrangement.

(b)     Reports on Form 8-K

None.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JCM Partners, LLC

Date: May 17, 2004

By: /s/ GAYLE M. ING

Gayle M. Ing
President and Chief Executive Officer

By: /s/ CORNELIUS STAM

Cornelius Stam
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Designation	Description

Exhibit 10.8*	Executive Management Services Agreement dated effective May 1, 2004 between JCM Partners, LLC and Computer Management Corporation
Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates management contract or compensation plan or arrangement.