Form 10-Q
period 2004-06-30
JCM PARTNERS LLC
filed 2004-08-16
CIK 1139163

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2004
OR
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

          Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes  ☐     No  ☑(1)

          As of August 16, 2004, the registrant had the following Classes of Units outstanding of which the following number of Units were owned by a wholly owned subsidiary of the registrant:

Class of Unit	Owned by Members	Owned by Subsidiary	Total Outstanding

Class 1	33,180,540	7,305,243	40,485,783
Class 2	11,755,617	1,670,642	13,426,259
Class 3	30,788,450	5,451,659	36,240,109
Total	75,724,607	14,427,544	90,152,151

(1)	The Company did not file a Form 10-Q for the period ending June 30, 2001. However, the Company’s Form 10, filed with the Securities and Exchange Commission on October 3, 2001, contains certain financial information for the six-month period ended June 30, 2001.

JCM PARTNERS, LLC

FORM 10-Q

For the Quarterly Period Ended June 30, 2004

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

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

JCM PARTNERS, LLC

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30,	December 31,
	2004	2003

ASSETS
Real estate investments, net	$233,198,999	$240,487,447
Real estate investments held for sale	7,996,435	4,632,636
Cash	2,607,318	6,972,448
Restricted cash	1,530,271	2,460,650
Rents receivable	186,299	200,308
Prepaid expenses	654,142	1,141,212
Deferred costs, net	2,007,412	2,118,896
Other assets	496,415	1,313,251

TOTAL ASSETS	$248,677,291	$259,326,848

LIABILITIES, MEMBERS’ UNITS AND RETAINED EARNINGS
LIABILITIES:
Mortgages payable	$184,126,751	$185,461,243
Tenants’ security deposits	2,939,751	2,886,954
Accounts payable and accrued expenses	2,287,561	3,147,458
Accrued interest	943,253	961,808
Unearned rental revenue	180,229	165,736

Total liabilities	190,477,545	192,623,199

MEMBERS’ UNITS AND RETAINED EARNINGS
Redeemable Units (See Note 5)
37,558,033, redeemable Class 1 Units, $1 par value and 79,804,420 redeemable Class 1 Units, $1 par value outstanding at June 30, 2004 and December 31, 2003, respectively;	26,855,239	63,624,360
9,397,193 redeemable Class 2 Units, $1 par value outstanding at June 30, 2004	6,797,690	—

Preferred units
No undesignated Preferred Units authorized or outstanding, at June 30, 2004, and not authorized nor outstanding at December 31, 2003	—	—

Non-Redeemable Units
29,588,844 Class 3 Units, $1 par value outstanding at June 30, 2004	21,366,834	—

Retained Earnings	3,179,983	3,079,289

TOTAL LIABILITIES, MEMBERS’ UNITS AND RETAINED EARNINGS	$248,677,291	$259,326,848

See notes to condensed consolidated financial statements.

JCM PARTNERS, LLC

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2004	2003	2004	2003

REVENUES:
Rental	$12,819,029	$12,957,230	$25,696,676	$25,650,032
Interest	9,963	54,281	29,595	106,410

Total revenues	12,828,992	13,011,511	25,726,271	25,756,442

OPERATING EXPENSES:
Interest expense	2,849,017	2,949,624	5,698,342	5,868,971
Operating and maintenance	4,343,989	4,215,648	8,348,725	7,824,688
Depreciation and amortization	2,403,141	2,345,361	4,784,969	4,585,465
General and administrative	844,308	897,992	1,752,900	1,897,332
Real estate taxes and insurance	1,511,237	1,335,248	2,875,946	2,576,572
Utilities	991,273	947,772	2,000,235	1,850,573
Prepayment penalty	—	—	—	303,483
Write off of deferred debt issuance costs	—	—	—	10,578

Total expenses	12,942,965	12,691,645	25,461,117	24,917,662

Net Income (loss) before discontinued operations	(113,973)	319,866	265,154	838,780

Discontinued operations:
Loss on impairment of assets	—	—	(250,000)	—
Discontinued operations, net	29,529	(16,104)	85,540	20,943

Income (loss) from discontinued operations	29,529	(16,104)	(164,460)	20,943

NET INCOME(LOSS)	$(84,444)	$303,762	$100,694	$859,723

Income (loss) per outstanding Unit:
From continuing operations	$(0.00)	$0.00	$0.00	$0.01
From discontinued operations	$0.00	$(0.00)	$(0.00)	$0.00

NET INCOME (LOSS) PER UNIT —
Basic and diluted	$(0.00)	$0.00	$0.00	$0.01

WEIGHTED AVERAGE UNITS OUTSTANDING
Basic and diluted	77,297,742	83,173,121	78,294,779	83,213,737

See notes to condensed consolidated financial statements.

JCM PARTNERS, LLC

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$100,694	$859,723
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposal of assets	43,148	42,475
Loss on impairment of assets	250,000	—
Depreciation and amortization	4,784,968	4,585,465
Depreciation and amortization from discontinued operations	87,348	130,774
Write off of deferred debt issuance costs	—	10,578
Effect of changes in:
Restricted cash	930,379	(772,101)
Rent receivables	14,009	(32,113)
Prepaid expenses	487,070	488,233
Deferred costs	(10,393)	(22,767)
Accounts payable and accrued expenses	(859,897)	(652,051)
Accrued interest	(18,555)	103,085
Unearned rental revenue	14,493	55,329
Other assets	789,568	504,821
Tenants’ security deposits	52,797	318,950

Net cash provided by operating activities	6,665,629	5,620,401

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to real estate investments	(1,025,660)	(8,783,926)

Net cash used in investing activities	(1,025,660)	(8,783,926)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of Class 1, Class 2 and Class 3 Units	(5,010,571)	(412,178)
Payments on mortgages payable	(1,334,492)	(1,190,249)
New mortgage on acquired property	—	5,300,000
Payoff of mortgage loans	—	(2,143,692)
Deferred financing costs	(66,010)	(371,119)
Net proceeds from refinance of mortgages payable	—	7,031,723
Distributions to Class 1, Class 2 and Class 3 Unit holders	(3,594,026)	(3,922,372)
Other assets paid	—	(781,463)

Net cash provided by (used in) financing activities	(10,005,099)	3,510,650

NET INCREASE (DECREASE) IN CASH	(4,365,130)	347,125
CASH, beginning of period	6,972,448	14,898,425

CASH, end of period	$2,607,318	$15,245,550

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION — Cash paid during the period for interest	$5,762,331	$5,942,035

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

2.     DISCONTINUED OPERATIONS

For properties accounted for under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144), the operating results for properties sold during the period or designated as held for sale at the end of the period are required to be classified as discontinued operations. The property-specific components of net earnings that are classified as discontinued operations include all property-related revenues and operating expenses during the reporting period, depreciation expense recognized prior to the classification as held for sale, and property specific interest expense to the extent there is secured debt on the property, as well as the net gain or loss on disposal.

In May 2003, we listed for sale our office building in San Francisco, California for $5,400,000. The carrying value of the assets (real estate investments held for sale) of the property was $4,602,000 at June 30, 2004. The mortgage note of $1,408,000 was paid off in December 2003.

In May 2004, the Company entered into an Option Agreement to sell our undeveloped land in Vallejo, California for $500,000. The carrying amount of the asset (real estate investments held for sale) of the property was $500,000 at June 30, 2004. There is no debt on the property. In March 2004, we recorded a $250,000 charge for loss on impairment of assets so the carrying value reflects the sale price as negotiated in the Option Agreement.

Subsequent to June 30, 2004, we sold a 48 unit property in Modesto, California for $3,300,000 in August 2004. We received initial net sale proceeds of $1,853,000 with the balance of the purchase price being a promissory note in the amount of $1,300,000 and bearing interest at 8.00% per annum. The promissory note is due and payable as portions of the property are sold with the entire balance becoming due and payable on June 30, 2007. The promissory note is secured by a deed of trust on the property in a first lien position and shall provide for partial releases as portions of the property are sold. The carrying value of the asset (real estate investments held for sale) of the property was $1,527,000 at June 30, 2004. There is no debt on the property.

We also signed a listing agreement in July 2004 to sell a 25 unit property in Concord, California for $2,600,000. The carrying values of the asset (real estate investments held for sale) and liability (mortgage note payable) of this property was $1,367,000 and $1,332,000, respectively at June 30, 2004.

The table below includes operating results for discontinued operations, including 2003 data from Rose Glen, an apartment property sold in May 2003.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Rental revenues	$291,709	$480,328	$603,215	$954,574
Interest and other	7	15	14	62
Interest expense	(22,685)	(88,295)	(45,434)	(176,149)
Operating and maintenance	(122,696)	(231,570)	(253,192)	(423,084)
Depreciation and amortization	(42,990)	(65,713)	(87,348)	(130,774)
General and administrative	(7,500)	(4,000)	(2,500)	(4,000)
Real estate taxes and insurance	(45,755)	(60,002)	(88,949)	(119,174)
Utilities	(20,561)	(46,867)	(40,266)	(80,512)
Loss on impairment of assets	—	—	(250,000)	—

Total discontinued operations	$29,529	$(16,104)	$(164,460)	$20,943

3.     SECURED LINE OF CREDIT

During the quarter, we obtained a revolving line of credit with a borrowing capacity of $6,000,000 that matures July 1, 2005 and is secured by one of our previously debt-free properties. The interest rate per year on the line of credit is the “Prime Rate” index plus 1.00% with a minimum rate of 5.00% on the amount borrowed plus initial loan costs of $39,000. The line of credit contains a financial covenant as to debt service coverage ratio with which we were in compliance. This revolving secured line of credit is available for general corporate purposes. We did not use this line of credit for the three months ended June 30, 2004.

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

Subsequent to June 30, 2004, we completed the financing of a second mortgage loan for $1,218,000 at an annual fixed interest rate of 5.86%. The loan requires monthly payments of principal and interest. The loan is partially amortizing and will require payment of the remaining balance on February 1, 2012. We also completed a loan modification of an existing mortgage loan where we received loan proceeds of approximately $1,400,000 and decreased the annual interest rate on the total mortgage loan amount from 7.00% to 5.63% fixed for three years and converting to a variable rate for the remaining twenty-four years. The proceeds were used to repurchase Class 1, Class 2 and Class 3 Units.

5.     REDEEMABLE AND NON-REDEEMABLE UNITS

The Company has authorized 300,000,000 Units and Preferred Units, of which 25,000,000 may be designated as Preferred Units. During the six months ended June 30, 2004, Unit holders converted 38,986,037 Class 1 Units to 9,397,193 Class 2 Units and 29,588,844 Class 3 Units. The Units were converted on a 1-to-1 basis. The Company is required to redeem the Class 1 and Class 2 Units by June 2007 and June 2012, respectively, provided the unit holder has timely exercised the unit holder’s put right. The Class 3 Units are not redeemable at the option of the unit holder. The redeemable and non-redeemable units outstanding are accounted for under EITF D-98 “Classification and Measurement of Redeemable Securities” and Accounting Series Release No. 268, “Presentation in Financial Statements of Redeemable Preferred Stocks.” Under these standards the redeemable units are presented separately from the non-redeemable units on the consolidated balance sheet. These standards do not affect the accounting for the redemption and distributions with respect to the redeemable units.

6.     DISTRIBUTIONS TO MEMBERS

During the six months ended June 30, 2004, the Company made distributions to holders of Units required by the Certificates of Designations of the Class 1, Class 2 and Class 3 Units, respectively, plus voluntary distributions (excluding voluntary distributions related to tax payments to the California Franchise Tax Board), as follows:

Class of Unit	Amount

Class 1(1)(4)	$1,633,000
Class 2(2)(4)	$391,000
Class 3(3)(4)	$1,135,000

Total	$3,159,000

(1)	The Class 1 mandatory monthly distribution is equal to 1/12 of $0.0775 per Class 1 Unit, or a total of $0.0775 per Class 1 Unit each year.

(2)	The Class 2 mandatory monthly distribution is equal to 1/12 of $0.0800 per Class 2 Unit, or a total of $0.0800 per Class 2 Unit each year.

(3)	The Class 3 mandatory monthly distribution is equal to 1/12 of $0.0825 per Class 3 Unit, or a total of $0.0825 per Class 3 Unit each year.

(4)	Includes voluntary distributions to holders of Class 1, Class 2, and Class 3 Units, equal to 1/12 of $0.0025 per Unit or a total of $0.0025 per Class 1, Class 2 and Class 3 Unit each year. Excludes distributions to units held by the Company’s wholly owned subsidiary.

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

7.     REPURCHASE OF CLASS 1, CLASS 2 AND CLASS 3 UNITS

During the six months ended June 30, 2004, the Company, through a wholly owned subsidiary, repurchased 3,260,350 Units as follows:

Class of Unit	# of Units	Amount

Class 1	2,949,596	$4,539,000
Class 2	23,157	$35,000
Class 3	287,597	$437,000

Total	3,260,350	$5,011,000

All Units owned by the subsidiary are considered outstanding under the Company’s Operating Agreement for all purposes, except as noted below, including voting and participation in mandatory and other distributions paid by the Company. However, for financial reporting purposes, these Units are not considered outstanding and any distributions paid to the subsidiary are eliminated in consolidation. Accordingly, for financial reporting purposes, the number of Units outstanding at June 30, 2004 is the number of Units outstanding minus the Units owned by the Company’s subsidiary. However, for all other purposes, the Company has 90,152,151 Units outstanding. Repurchases of Units were recorded against the members’ equity balance.

In July 2004 and through August 16, 2004, the Company, through its wholly owned subsidiary, repurchased an additional 819,463 Class 1, 2 and 3 Units as follows:

Class of Unit	# of Units	Amount

Class 1	628,138	$980,000
Class 2	0	$0
Class 3	191,325	$293,000

Total	819,463	$1,273,000

As of August 16, 2004, the Company’s wholly owned subsidiary owned the following number of Class 1, 2 and 3 Units of the Company:

Class of Unit	# of Units(1)

Class 1	7,305,243
Class 2	1,670,642
Class 3	5,451,659

Total	14,427,544

(1)	Units owned by the Company’s subsidiary are periodically allocated into Class 1, 2 and 3 Units in proportion to the Units held by all Members in accordance to Section 2.3.5 of the Company’s Operating Agreement.

8.     CONTINGENCY AND LEGAL MATTERS

As of June 30, 2004, the Company is not aware of any litigation threatened against the Company other than routine litigation arising out of the ordinary course of business, some of which is expected to be covered by liability insurance, and none of which is expected to have a material adverse effect on the consolidated financial statements of the Company.

9.     RECLASSIFICATIONS

Reclassifications were made to the 2003 condensed financial statements to conform to the 2004 presentation. Certain items were reclassified related to Discontinued Operations as presented in Note 2.

10.	CHANGES IN CAPITAL STRUCTURE AND CLASS 1 AND CLASS 2 CERTIFICATES OF DESIGNATIONS

On June 22, 2004, the Members of the Company approved amendments to the Certificate of Designations of the Class 1 Units (“Class 1 COD”) and the Certificate of Designations of the Class 2 Units (“Class 2 COD”).

As a result of the amendment of the Class 1 COD, the Company may now pay, at the Company’s discretion, the exercise price for the Class 1 Units tendered to the Company pursuant to the Class 1 Put Right at any time on or before June 30, 2007, as long as the Board has held the meeting required by the Class 1 COD and has determined to continue the Company’s operations beyond June 30, 2007. The method of redemption is also at the Company’s discretion and is not required to be made pro rata or pursuant to any other particular method or procedure. In addition, if any put Class 1 Units are not redeemed by the Company by June 30, 2006, then any distributions paid on such Class 1 Units to holders of record on and after July 1, 2006 will not be deducted from the exercise price for such Class 1 Units.

As a result of the amendment of the Class 2 COD, the Company may now pay, at the Company’s discretion, the exercise price for the Class 2 Units tendered to the Company pursuant to the Class 2 Put Right at any time on or before June 30, 2012, as long as the Board has held the meeting required by the Class 2 COD and has determined to continue the Company’s operations beyond June 30, 2012. The method of redemption is also at the Company’s discretion and is not required to be made pro rata or pursuant to any other particular method or procedure. In addition, if any put Class 2 Units are not redeemed by the Company by June 30, 2011, then any distributions paid on such Class 2 Units to holders of record on and after July 1, 2011 will not be deducted from the exercise price for such Class 2 Units.

******

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains forward-looking statements and should be read in conjunction with the Consolidated Financial Statements and Notes set forth in Item 1 above. See our statement that is set forth after the Table of Contents regarding forward-looking statements.

Results of Operations

Overview

The Company generates revenues from the leasing and, to a lesser extent, sales of residential and commercial properties it owns in California. Revenues from the apartment properties were 93.3% of total revenues for both the three months and six months ended June 30, 2004.

Total revenues from our continuing operations decreased $183,000 or 1% year-over-year to $12,829,000 for the second quarter ended June 30, 2004 primarily due to higher vacancies and higher concessions. We expect no revenue growth from our continuing operations for the remainder of 2004 as some of our apartment markets have been experiencing increased supply from new construction and both our apartment and commercial markets have been experiencing slow to flat employment growth, dampening the demand for both rental housing and office space.

Total net income decreased $388,000 for the three months ended June 30, 2004 compared to the same period in 2003. The decrease was due to higher total expenses and a decrease in total revenue.

Property Occupancy

The table below sets forth the overall weighted average occupancy levels for our properties, by type of property, at June 30, 2004, December 31, 2003 and June 30, 2003. The weighted average occupancy is calculated by multiplying the occupancy of each property by its square footage and dividing by the total square footage in the portfolio.

	Occupancy at	Occupancy at	Occupancy at
	June 30, 30,	December	June 30,
Property Type	2004	31, 2003	2003

Apartment Communities	94.1%	94.8%	95.4%
Commercial Properties	72.3%	75.4%	77.4%

The overall weighted average occupancy level for our entire property portfolio as of June 30, 2004 was 90.1%, compared to 92.0% at June 30, 2003.

The occupancy at our apartment communities at June 30, 2004 shows a decrease to 94.1% from 94.8% at December 31, 2003. Contributing factors include the slowdown in the California economy, continuing competition with providers of other forms of multifamily residential properties and single-family housing and a significant increase in the construction of new apartment properties where our properties are located. We believe occupancy will remain relatively stable at this level for the remainder of 2004 due to a continuing management implemented cross-marketing program, resident referral program, resident retention focus and rent concession incentives.

Our future apartment occupancy rates will be subject to numerous factors, many of which are outside of our control. We believe that the remainder of 2004 will continue to be challenging on the leasing front. The overall slowdown of the California economy, the California deficit and other factors are impacting our sub-markets. Forecasts in trade journals and marketing reports indicate relatively flat rents and some decreasing occupancies with optimism for a pick up in late 2004 to early 2005. A large unknown factor for our portfolio will be how California’s large budget deficit will impact local economies as funding cuts roll downward. We believe that consumers are carefully considering how much they are willing to spend on housing, which is putting downward pressure on rents. In addition, historically low mortgage rates continue to enable more renters to purchase homes. Buying or renting single-family housing was the reason given by many residents who moved out of our apartment properties during the first six months of 2004. If mortgage rates increase, we anticipate slightly less pressure on rents and occupancies, as renters may be less able to purchase homes; however, we cannot predict when changes in mortgage rates will occur. Qualified potential residents continue to be difficult to find. Our market surveys indicate that a number of competitors have decreased asking rents, as we have done at selected properties in order to remain competitive. Many of our competitors give rent concessions. We give them as well at many properties, such as a discount off a first month’s rent. Accordingly, there can be no assurance that our future occupancy or rental rates will not be significantly less than our occupancy and rental rates at June 30, 2004.

In the second quarter of 2004, occupancy at our commercial properties improved slightly over last quarter. We leased and began receiving rent on approximately 2,000 square feet of retail space at our Concord commercial property. We also negotiated a 3-year lease extension with an existing ground floor tenant for approximately 1,750 square feet. Additionally at this location, we signed leases for approximately 2,400 square feet which will become occupied later this year.

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

FFO is calculated by making various adjustments to net income. Depreciation, amortization and write off of deferred debt issuance costs are added back to net income as they represent non-cash charges. In addition, gains on sale of real estate investments and extraordinary items are excluded from the FFO calculation. FFO is not a measure of operating results or cash flows from operating activities as defined by generally accepted accounting principles in the United States. Further, FFO is not necessarily indicative of cash available to fund cash needs and should not be considered as an alternative to cash flows as a measure of liquidity.

	Three months ended		Six months ended
	June 30,		June 30,

	2004	2003	2004	2003

Net Income	$(88,444)	$303,762	$100,694	$859,723
Adjustments:
Depreciation and amortization:
Real property	2,298,198	2,238,356	4,577,469	4,384,387
Capitalized leasing expenses	24,235	20,320	48,098	40,641

Discontinued operations:
Depreciation	40,012	61,851	79,692	123,052
Capitalized leasing expenses	2,134	3,017	4,267	6,033
Loss on impairment of assets			250,000	—
Write-off of deferred debt issuance costs:	—	—	—	10,578

Funds from operations	$2,276,135	$2,627,306	$5,060,220	$5,424,414

Funds from operations per unit	$0.03	$0.03	$0.06	$0.07

Income (loss) per outstanding Unit (per Income Statement)
From continuing operations	$(0.00)	$0.00	$0.00	$0.01
From discontinued operations	$0.00	$(0.00)	$(0.00)	$(0.00)

Net Income per Unit (per Income Statement)	$(0.00)	$0.00	$0.00	$0.01

Weighted average units	77,297,742	83,173,121	78,294,779	83,213,737

For the quarter ending June 30, 2004, FFO was $2,276,000 as compared to $2,627,000 for the same quarter last year, a decrease of $351,000. For the six months ending June 30, 2004, FFO was $5,060,000 as compared to $5,424,000 for the same period last year, a decrease of $364,000. These decreases were due to lower total revenue and higher total operating expenses as discussed in “Revenue from Continuing Operations” and “Expenses from Continuing Operations”. FFO on a per Unit basis remained relatively flat primarily due to the lower weighted average number of Units outstanding during the second quarter and first six months of 2004 compared to the same periods in 2003.

Three Months Ended June 30, 2004 Compared to the Three Months Ended June 30, 2003

REVENUE FROM CONTINUING OPERATIONS

Total rental revenue for the three months ended June 30, 2004 was $12,819,000, down approximately 1% or $138,000 from $12,957,000 for the same quarter last year, excluding revenues from discontinued operations. This decrease is primarily attributable to lower rental revenue at our apartment communities. The possibility of a worsening economic slowdown or recession or continuation of current economic conditions may result in higher vacancy rates, lower prevailing rents, increased rent concessions and/or more tenant defaults and bankruptcies.

During the second quarter of 2004, rental revenue generated by our apartment communities was $11,966,000, down approximately $137,000 from $12,103,000 for the second quarter last year, excluding revenues from discontinued operations. The decrease was primarily attributable to higher vacancy rates and higher concessions.

Rental revenue generated by our commercial properties was $853,000, down approximately $1,000 from $854,000 in the same quarter last year, excluding revenues from discontinued operations.

During the three months ended June 30, 2004, average monthly rental rates per square foot for same-store apartment communities and commercial properties on a combined basis decreased by approximately 0.1%. However, same store rental rates increased approximately 0.4% compared to the quarter ended June 30, 2003 due to a slight increase in rental rates for same-store commercial properties. At June 30, 2004, the average monthly rental rate per square foot of our same-store apartment communities was $1.04, compared to $1.04 at June 30, 2003. At June 30, 2004, the average monthly rental rate per square foot of our same-store commercial properties was $1.26, compared to $1.25 at June 30, 2003. This increase was attributable to increased rents as included in existing leases or as negotiated in lease renewals with existing tenants and/or in leases with new tenants. Same-store properties are defined as those properties owned by us during all months of the reporting periods. Average monthly rental rates are defined as contract rents for occupied units plus estimated market rents for vacant units divided by the total square footage in the portfolio at the end of the reporting periods.

Our ability to continue to increase rent rates is largely dependent on the changes in the real estate market and on general economic conditions in the areas in which we own properties.

Interest revenue decreased by $44,000 for the three months ended June 30, 2004 as compared to the same period last year mainly due to lower cash balances.

EXPENSES FROM CONTINUING OPERATIONS

Total expenses from continuing operations includes expenses from the property we acquired in May 2003. Total expenses (which includes interest expense, operating and maintenance, depreciation and amortization, general and administrative, real estate taxes and insurance, utilities, prepayment penalties and write-off of deferred debt issuance costs) were $12,943,000 for the three months ended June 30, 2004 compared to $12,692,000 for the same period in 2003, excluding expenses from discontinued operations. The various components of total expenses are discussed in more detail as follows:

Interest expense. In the second quarter 2004, interest expense was $2,849,000, down from $2,950,000 for the same period last year, a decrease of $101,000. This reduction was due to lower outstanding loan balances and lower average weighted interest rates than the second quarter of 2003.

Operating and maintenance expenses. For the quarter, operating and maintenance expenses were $4,344,000, up from $4,216,000 from the second quarter last year. The $128,000 increase was primarily due to expenses related to the May 2003 acquisition property and increased advertising and marketing costs to improve rental activity.

Depreciation and amortization expenses. During the second quarter in 2004, depreciation and amortization expense was $2,403,000, as compared to $2,345,000 for the second quarter in 2003, an increase of approximately 2%. This change was primarily attributable to an increase in real estate investments from capitalization of property improvements.

General and administrative expenses. General and administrative expenses were $844,000 for the quarter, down from $898,000 for the same period last year, a decrease of approximately 6%. This decrease is primarily due to non-recurring legal fees in 2003.

Real estate taxes and insurance expenses. In the quarter, real estate taxes and insurance expenses were $1,511,000, up from $1,335,000 for the same period last year, an increase of approximately $176,000. This change was mainly attributable to an increase in workers compensation insurance costs, real estate taxes, a one-time settlement payment of an uninsured claim and $60,000 from comparative real estate tax and insurance expense increases related to the May 2003 acquisition property.

Utility expenses. Utility expenses were $991,000 for the quarter, as compared to $948,000 for the same quarter last year, an increase of $44,000. This change was due primarily to rate increases for natural gas, sewer, water and $14,000 from comparative utility expense increases related to the May 2003 acquisition property.

NET INCOME BEFORE DISCONTINUED OPERATIONS

During the three months ended June 30, 2004, net loss before discontinued operations was $114,000 compared to net income of $320,000 for the same period last year. The decrease in 2004 was due to a decrease in total revenue and increases in operating and maintenance, depreciation and amortization, real estate taxes and insurance and utility expenses partially offset by decreases in interest expense and general and administrative expense.

DISCONTINUED OPERATIONS

During the quarter ended June 30, 2004, income from discontinued operations was $30,000 compared to a loss of $16,000 for the same period last year. The increase was primarily due to a reduction in discontinued operating expenses, partially offset by a decrease in discontinued rental revenue as a result of the sale of one of our properties in 2003. See footnote 2 of the Notes to the Consolidated Financial Statements which describes discontinued operations in greater detail.

NET INCOME

During the quarter ended June 30, 2004, we recorded a net loss of $84,000 compared to a net income of $304,000 for the second quarter last year, a decrease of $388,000. This decrease was due to lower revenue and higher expenses.

Six Months Ended June 30, 2004 Compared to 2003

REVENUE FROM CONTINUING OPERATIONS

Total rental revenue for the six months ended June 30, 2004 was $25,697,000, a slight increase from the $25,650,000 for the same period last year, excluding revenues from discontinued operations.

During the six months ended June 30, 2004, rental revenue generated by our apartment communities was $23,990,000, up approximately $146,000 from $23,844,000 for the same period last year, excluding revenues from discontinued operations.

Rental revenue generated by our commercial properties was $1,706,000, down approximately $100,000 from $1,806,000 in the same period last year, excluding revenues from discontinued operations.

During the six months ended June 30, 2004, rental rates for same-store apartment communities and commercial properties on a combined basis remained unchanged.

EXPENSES FROM CONTINUING OPERATIONS

Total expenses from continuing operations includes expenses from the property we acquired in May 2003. Total expenses (which includes interest expense, operating and maintenance, depreciation and amortization, general and administrative, real estate taxes and insurance, utilities, prepayment penalties and write-off of deferred debt issuance costs) were $25,461,000 for the six months ended June 30, 2004 compared to $24,918,000 for the same period in 2003, excluding expenses from discontinued operations. The various components of total expenses are discussed in more detail as follows:

Interest expense. In the six months ended June 30, 2004, interest expense was $5,698,000, down from $5,869,000 for the same period last year, a decrease of $171,000. This reduction was due to lower outstanding loan balances and lower average weighted interest rates than the same period in 2003.

Operating and maintenance expenses. For the period, operating and maintenance expenses were $8,349,000, up from $7,825,000 from the same period last year. The $524,000 increase was primarily due to comparative increased expenses related to the May 2003 acquisition property ($216,000), increased advertising and marketing costs to improve rental activity and increased legal costs associated with tenant issues.

Depreciation and amortization expenses. During the six months ended June 30, 2004, depreciation and amortization expense was $4,785,000, as compared to $4,585,000 during the six months ended June 30, 2003, an increase of approximately $200,000. This change was primarily attributable to an increase in real estate investments from capitalization of property improvements and $57,000 from improvements related to the May 2003 acquisition property.

General and administrative expenses. General and administrative expenses were $1,753,000 for the six months ended June 30, 2004, down from $1,897,000 for the same period last year, a decrease of approximately 8%. This decrease is primarily due to non-recurring legal fees in 2003.

Real estate taxes and insurance expenses. In the six months ended June 30, 2004, real estate taxes and insurance expenses were $2,876,000, up from $2,577,000 for the same period last year, an increase of approximately $299,000. This change was mainly attributable to increases in workers compensation insurance costs and real estate taxes, a one-time settlement of an uninsured claim and $105,000 from comparative increases in real estate tax and insurance expenses related to the May 2003 acquisition property.

Utility expenses. Utility expenses were $2,000,000 for six months ended June 30, 2004 as compared to $1,851,000 for the same period last year, an increase of $150,000. This change was due primarily to rate increases for natural gas, sewer, water and $39,000 from comparative increases in utility expenses related to the May 2003 acquisition property.

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

NET INCOME BEFORE DISCONTINUED OPERATIONS

During the six months ended June 30, 2004, net income before discontinued operations was $265,000 compared to net income of $839,000 for the same period last year. The decrease in 2004 was due to lower revenues and increases in operating and maintenance, depreciation and amortization, real estate taxes and insurance and utility expenses, partially offset by lower interest expense, general and administrative expense, prepayment penalties and write-off of deferred debt issuance costs.

DISCONTINUED OPERATIONS

During the six months ended June 30, 2004, loss from discontinued operations was $164,000 compared to income of $21,000 for the same period last year. The decrease was primarily due to a $250,000 charge for impairment of assets related to a parcel of land located in Vallejo, California so that the carrying value reflects the sale price negotiated in the Option Agreement. See footnote 2 of the Notes to the Consolidated Financial Statements which describes discontinued operations in greater detail.

NET INCOME

During the six months ended June 30, 2004, net income was $101,000 compared to net income of $860,000 for the same period last year, a decrease of $759,000. The decrease was due to a decrease in net income from continuing operations and a $250,000 charge for impairment of assets related to a parcel of land located in Vallejo, California.

Effects of Inflation on Operations

We believe the direct effects of inflation on our operations have been inconsequential.

Liquidity and Capital Resources

As of June 30, 2004, our short-term liquidity needs included normal operating requirements, ongoing capital improvements, monthly principal amortization of our debt, repurchase of Class 1 Units, Class 2 Units and Class 3 Units and certain mandatory distributions required to be made to our Class 1, Class 2 and Class 3 Unit holders, as described in Note 6 of our Notes to Consolidated Financial Statements set forth in Item 1 above. We expect to meet these requirements through cash provided by operations and available cash. However, if needed for repurchase of Class 1 Units, Class 2 Units and Class 3 Units or capital improvements, we may increase debt by drawing on our line of credit, refinancing certain mortgage obligations, mortgage borrowing on our debt-free properties or we may sell some properties. We do not expect that rent increases upon tenant turnover and lease expirations, subject to market and general economic conditions, will have a significant impact on our short-term liquidity.

Our long-term liquidity requirements include scheduled debt maturities, significant capital improvements, certain mandatory distributions required to be made to our Class 1, Class 2 and Class 3 Unit holders, as described in Note 6 of our Notes to Consolidated Financial Statements set forth in Item 1 above and repurchases of Class 1, Class 2 and Class 3 Units. Cash flows from operations, including the effects of any rent increases, will not be sufficient to meet some of these long-term requirements, such as remaining balances due at loan maturities, and it will be necessary for us to refinance the mortgages on certain of our properties. There can be no assurance that we will be able to refinance on terms advantageous to us, however, especially if interest rates rise in the future.

Our Class 1 Unit holders have the right to require us to redeem some or all of their Class 1 Units by June 2007. If a sufficient number of Class 1 Unit holders exercise their right to have their Class 1 Units redeemed, our continued operation beyond June 30, 2007 may not be reasonably feasible. Accordingly, the Class 1 COD requires our Board of Managers to meet no later than June 30, 2006 to determine whether we should continue operations beyond June 30, 2007. In addition, our Class 2 Unit holders have a similar right to require us to redeem some or all of their Class 2 Units by June 2012 and a determination by our Board of Managers no later than June 30, 2011 to determine whether we should continue operations beyond June 30, 2012.

In order to fund the Class 1 redemptions, we will use cash from operations, available cash, loan financing proceeds, the proceeds from our intended offering of Series B Preferred Units, other capital sources and, if necessary, we may be required to liquidate some or all of our assets. The mix of funds we receive from various sources is dependent primarily on two variables. The first variable is the amount of additional debt we can prudently borrow. The second variable is the amount of proceeds we will raise from our intended offering of Series B Preferred Units. To the extent that we do not raise sufficient funds from our intended Series B Preferred Unit offering and additional borrowings, we will be required to sell some of our properties in order to redeem the put Class 1 Units. We believe that it is too early for us to evaluate our liquidity requirements related to the Class 2 redemptions.

At June 30, 2004, we had unrestricted cash totaling $2,607,000, compared to $6,972,000 at December 31, 2003. This decrease is attributable to net cash provided by operations of $6,666,000, net cash used in investing activities of $1,026,000 and net cash used in financing activities of $10,005,000.

Net cash provided by operations during the six months ended June 30, 2004 was $6,666,000, which reflects net income of $101,000, loss on disposal of assets of $43,000, loss of $250,000 for impairment of assets, non-cash depreciation and amortization charges of $4,872,000 and the net increase of the effect of changes in operating assets and liabilities of $1,400,000, primarily a decrease in restricted cash.

The terms of certain of our mortgages require impound accounts for the payment of insurance, property taxes, replacement reserves and lender holdbacks on proceeds from new mortgages for immediate repair improvements, as well as scheduled principal and interest payments on the debt. We classify these impound accounts as restricted cash on our balance sheet.

Net cash used in investing activities for the six months ended June 30, 2004 consisted of improvements to real estate investments of $1,026,000 which were primarily carpet and vinyl replacements, new fences and additions or improvements to new or existing structures. Net cash used in investing activities of $8,784,000 for the six months ending June 30, 2003 consisted primarily of the acquisition of a new property in Sacramento, California.

Net cash used in financing activities for the six months ended June 30, 2004 was $10,005,000. The uses of cash were as follows: repurchases of Class 1, Class 2 and Class 3 Units in the amount of $5,011,000, principal payments on mortgage notes of $1,334,000, distributions to unit holders in the amount of $3,594,000 and additions to deferred financing costs of $66,000. For the same period last year, net cash provided by financing activities was $3,511,000. This consisted of proceeds received from the refinance of certain mortgage loans of $7,032,000 and the addition of a new mortgage of $5,300,000. The uses of cash were as follows: distributions to Class 1 Unit holders in the amount of $3,922,000, early payoff of one mortgage note totaling $2,144,000, principal payments on mortgage notes of $1,190,000, change in other assets of $781,000 that is primarily cash in transit for repurchase of additional Class 1 Units, net deferred financing costs totaling $371,000 and repurchases of Class 1 Units in the amount of $412,000.

Our long-term debt consists of 46 real estate mortgages totaling $184,127,000 as of June 30, 2004. Each of the mortgages is secured by one of 45 properties with two mortgages secured by the same property. This debt generally requires monthly payments of principal and interest. As of June 30, 2004, the weighted average interest rate on our real estate mortgages was 6.15% compared to 6.21% at the same time last year.

During the quarter, we obtained a revolving line of credit with a borrowing capacity of $6,000,000 that matures July 1, 2005 and is secured by one of our previously debt-free properties. The interest rate per year on the line of credit is the “Prime Rate” index plus 1.00% with a minimum rate of 5.00% on the amount borrowed plus initial loan costs of $39,000. The line of credit contains a financial covenant as to debt service coverage ratio with which we were in compliance. This revolving secured line of credit is available for general corporate purposes. We did not use this line of credit for the three months ended June 30, 2004.

Subsequent to June 30, 2004, we completed the financing of a second mortgage loan for $1,218,000 at an annual interest rate of 5.86%. The loan requires monthly payments of principal and interest. The loan is partially amortizing and will require payment of the remaining balance on February 1, 2012. We also completed a loan modification of an existing mortgage loan where we received loan proceeds of approximately $1,400,000 and decreased the annual interest rate on the total mortgage loan amount from 7.00% to 5.63%, fixed for three years and converting to a variable rate for the remaining twenty-four years. The proceeds were used to repurchase Class 1, Class 2 and Class 3 Units.

In August 2004, we sold a 48 unit property in Modesto, California for $3,300,000. We received initial net sale proceeds of $1,853,000 with the balance of the purchase price being a promissory note in the amount of $1,300,000 and bearing interest at 8.00% per annum. The promissory note is due and payable as portions of the property are sold with the entire balance becoming due and payable on June 30, 2007. The promissory note is secured by a deed of trust on the property in a first lien position and shall provide for partial releases as portions of the property are sold. The carrying value of the assets (real estate investments held for sale) of the property was $1,527,000 at June 30, 2004. There is no debt on the property. The proceeds will be used for repurchases of Class 1, Class 2 or Class 3 Units, increasing our working capital or improvements to real estate investments.

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

During the six months ended June 30, 2004, the Company, through a wholly owned subsidiary, repurchased 2,949,596 Class 1 Units for an aggregate price of $4,539,000; 23,157 Class 2 Units for an aggregate price of $35,000; 287,597 Class 3 Units for an aggregate price of $437,000. In July 2004 and through August 16, 2004, the Company, through its wholly owned subsidiary, repurchased an additional 628,138 Class 1 Units for an aggregate price of $980,000 and 191,325 Class 3 Units for an aggregate price of $293,000. As of August 16, 2004, the Company’s wholly owned subsidiary owned 7,305,243 Class 1 Units, 1,670,642 Class 2 Units and 5,451,659 Class 3 Units.

Changes In Member’s Units and Retained Earnings for the Period Ended June 30, 2004

The following schedule reflects the changes in our members’ units and retained earnings during the six months ended June 30, 2004 for financial reporting purposes:

Balance, December 31, 2003	$66,703,649
Repurchase of Redeemable Class 1 and 2 Units	(4,573,595)
Repurchase of Non-Redeemable Class 3 Units	(436,976)
Distributions	(3,594,026)
Net Income	100,694

Balance, June 30, 2004	$58,199,746

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

The following table presents information about our debt obligations at June 30, 2004. The table presents scheduled principal payments and related weighted average interest rates by expected maturity dates.

	2004	2005	2006	2007	2008	Thereafter

Mortgage loans with fixed rates maturing through March 2012(1)	$1,696,131	$1,783,702	$1,930,374	$8,994,730	$2,062,224	$111,086,414
Average interest rate	6.55%	6.55%	6.55%	6.55%	6.55%	6.55%
Mortgage loans with fixed rates that become variable between July 2004 and January 2008 maturing through 2033(2)	$531,140	$561,078	$592,747	$626,251	$661,700	$33,233,593
Average interest rate	5.60%	5.60%	5.60%	5.60%	5.60%	5.60%
Mortgage loans with variable rates maturing through 2031(3)	$463,521	$475,108	$492,364	$6,867,361	$403,287	$11,665,024
Average interest rate	4.67%	4.67%	4.67%	4.67%	4.67%	4.67%

(1)	Twenty-nine loans with rates ranging from 5.21% to 9.19%.

(2)	Seven loans with rates ranging from 4.60% to 7.38% that become variable between July 2004 and January 2008.

(3)	Ten loans with rates from 3.09% to 8.50% at June 30, 2004.

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

PART II.     OTHER INFORMATION

Item 2.     Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(a)	See footnote 10 to the Notes to the Consolidated Financial Statements, which describes the amendments to our Class 1 Certificate of Designations and our Class 2 Certificate of Designations, which information is incorporated herein by reference.

(e)	See the chart below.

ISSUER PURCHASES OF EQUITY SECURITIES

				Approximate
			Total Number of Units	Dollar Value that
			Purchased as Part of	May Yet Be
	Total Number of	Average Price	Publicly Announced	Purchased Under the
Period	Units Purchased(1)	Paid per Unit	Plans or Programs	Plan or Programs(2)

April 1-30, 2004	1,223,133 Class 1	$1.57	12,084,347	$20,000,000	(3)
	0 Class 2	$0.00	19,657
	82,089 Class 3	$1.57	187,597

May 1-31, 2004	309,600 Class 1	$1.57	12,393,947	$20,000,000	(3)
	3,500 Class 2	$1.53	23,157
	65,000 Class 3	$1.53	252,597

June 1-30, 2004	903,380 Class 1	$1.53	13,297,327	$20,000,000	(3)
	0 Class 2	$0.00	23,157
	35,000 Class 3	$1.53	287,597

Total Second Quarter	2,436,113 Class 1	$1.56	13,297,327	$20,000,000	(3)
	3,500 Class 2	$1.53	23,157
	182,089 Class 3	$1.55	287,597

(1)	Only our Class 1 Units are registered under the Exchange Act.

(2)	In addition to the Units that may be repurchased as described in footnote 3 below, the Company is obligated to redeem Class 1 and Class 2 Units that are put to the Company in accordance with the put rights of the Class 1 and Class 2 Units, respectively. See the Company’s Description of Securities, dated October 15, 2003, previously filed with the SEC.

(3)	In March 2004, the Board of Managers authorized the repurchase of up to $20,000,000 of Units in any given month, superceding the previous authorization set in December 2001. The authorization will remain in effect until modified or terminated by the Board of Managers. The Company, through its wholly-owned subsidiary, may repurchase its Units from Members, when opportunities exist to buy at prices which are consistent with the Company’s Unit Repurchase Guidelines. Under this authorization and its guidelines, the Company will deduct $0.40 per Unit, representing “all anticipated costs and expenses (including but not limited to the estimated costs and expenses of liquidating all of the Company’s properties)”, when determining the maximum amount that the Company might be willing to pay. This fixed charge per Unit will replace the amount of “costs and expenses” illustrated in Frequently Asked Question 1.7 in the Company’s “Description of Securities”. Units redeemed by the Company pursuant to the Class 1 or Class 2 Put Rights will not be counted against the $20,000,000 of funds available for repurchase under this program.

Item 4.     Submission of Matters to a Vote of Security Holders

See our Form 8-K referred to it Part II, Item 6(b) below for the results of our Annual Meeting of Members held on June 22, 2004, which information is incorporated herein by reference.

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

(b)     Reports on Form 8-K

We filed a Form 8-K on July 7, 2004 (June 22, 2004 event date) reporting on the matters discussed in Part II, Items 2(a) and 4 above.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JCM Partners, LLC

Date: August 16, 2004

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