Form 10-Q
period 2004-09-30
JCM PARTNERS LLC
filed 2004-11-15
CIK 1139163

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2004
OR
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

(925) 676-1966

Registrant’s telephone number, including area code

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes  ☐ No  ☑(1)

      As of November 15, 2004, the registrant had the following Classes of Units outstanding of which the following number of Units were owned by a wholly owned subsidiary of the registrant:

Class of Unit	Owned by Members	Owned by Subsidiary	Total Outstanding

Class 1	21,585,047	13,116,047	34,701,094
Class 2	13,944,978	3,243,956	17,188,934
Class 3	31,086,686	7,175,437	38,262,123
Total	66,616,711	23,535,440	90,152,151

(1)	The Company did not file a Form 10-Q for the period ending June 30, 2001. However, the Company’s Form 10, filed with the Securities and Exchange Commission on October 3, 2001, contains certain financial information for the six-month period ended June 30, 2001.

JCM PARTNERS, LLC

FORM 10-Q

For the quarterly period ended September 30, 2004

Certain information included in this Quarterly Report contains or may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are typically identified by words or phrases such as “believe,” “expect,” “intend,” and variations of such words and similar expressions, or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” or similar expressions. Forward-looking statements, including those relating to the value of our units, the exercise of put rights, our business strategy, capital expenditures, refinancing activities, occupancy levels, financial performance, and liquidity and capital resources are subject to risks and uncertainties. Actual results or outcomes may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors. Those risks and factors include unanticipated adverse business developments affecting us or our properties, defaults or non-renewal of leases, adverse changes in the real estate markets, increases in interest rates and operating costs, increased competition, changes in general and local economies, environmental uncertainties, risks related to natural disasters, increases in real property tax rates, and federal, state and local governmental regulations that affect us. Forward-looking statements speak only as of the date they are made and we assume no duty to update them.

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

JCM PARTNERS, LLC

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30,	December 31,
	2004	2003

ASSETS
Real estate investments, net	$226,166,112	$240,487,447
Real estate investments held for sale	11,699,577	4,632,636
Cash	3,414,654	6,972,448
Restricted cash	2,306,263	2,460,650
Notes Receivable	1,300,000	—
Rents receivable	158,999	200,308
Prepaid expenses	348,237	1,141,212
Deferred costs, net	2,366,515	2,118,896
Other assets	539,065	1,313,251

TOTAL ASSETS	$248,299,422	$259,326,848

LIABILITIES, MEMBERS’ UNITS AND RETAINED EARNINGS
LIABILITIES:
Mortgages payable	$180,922,965	$185,461,243
Mortgages payable on real estate investments held for sale	$5,670,168	—
Tenants’ security deposits	2,973,595	2,886,954
Accounts payable and accrued expenses	2,661,449	3,147,458
Accrued interest	920,456	961,808
Accrued real estate taxes	892,677	—
Unearned rental revenue	289,397	165,736

Total liabilities	194,330,707	192,623,199

MEMBERS’ UNITS AND RETAINED EARNINGS
Redeemable Units (See Note 4)
28,949,493, redeemable Class 1 Units, $1 par value and 79,804,420 redeemable Class 1 Units, $1 par value outstanding at September 30, 2004 and December 31, 2003, respectively;	19,170,312	63,624,360
13,774,986 redeemable Class 2 Units, $1 par value outstanding at September 30, 2004	9,228,451	—
Preferred units
No undesignated Preferred Units authorized or outstanding, at September 30, 2004, and not authorized nor outstanding at December 31, 2003	—	—
Non-Redeemable Units
30,923,359 Class 3 Units, $1 par value outstanding at September 30, 2004	20,557,169	—
Retained Earnings	5,012,783	3,079,289

TOTAL LIABILITIES, MEMBERS’ UNITS AND RETAINED EARNINGS	$248,299,422	$259,326,848

See notes to condensed consolidated financial statements.

JCM PARTNERS, LLC

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

REVENUES:
Rental	$12,720,213	$12,751,818	$37,843,517	$37,839,920
Interest	9,096	49,137	38,680	155,497

Total revenues	12,729,309	12,800,955	37,882,197	37,995,417

OPERATING EXPENSES:
Interest expense	2,763,577	2,895,390	8,295,473	8,588,676
Operating and maintenance	4,005,172	4,086,745	12,201,617	11,770,532
Depreciation and amortization	2,377,940	2,261,447	7,056,929	6,746,786
General and administrative	913,006	865,241	2,656,007	2,761,363
Real estate taxes and insurance	1,380,204	1,375,556	4,192,368	3,895,019
Utilities	1,061,587	1,038,159	3,008,364	2,840,319
Prepayment penalty	—	—	—	303,483
Write off of deferred debt issuance costs	3,080	—	3,080	10,578

Total expenses	12,504,566	12,522,538	37,413,838	36,916,756

Net Income before discontinued operations	224,743	278,417	468,359	1,078,661

Discontinued operations:
Gain on sales	1,691,728	2,734,914	1,691,728	2,734,914
Loss on impairment of assets	—	—	(250,000)	—
Discontinued operations, net	(83,671)	27,374	23,407	86,852

Income from discontinued operations	1,608,057	2,762,288	1,465,135	2,821,766

NET INCOME	$1,832,800	$3,040,705	$1,933,494	$3,900,427

Income per outstanding Unit:
From continuing operations	$0.00	$0.00	$0.01	$0.02
From discontinued operations	$0.02	$0.04	$0.02	$0.03

NET INCOME PER UNIT —
Basic and diluted	$0.02	$0.04	$0.03	$0.05

WEIGHTED AVERAGE UNITS OUTSTANDING
Basic and diluted	75,269,948	82,222,043	77,279,143	82,878,311

See notes to condensed consolidated financial statements.

JCM PARTNERS, LLC

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,933,494	$3,900,427
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of property	(1,691,728)	(2,734,914)
Loss on disposal of assets	67,998	53,553
Loss on impairment of assets	250,000	—
Depreciation and amortization	7,056,929	6,746,786
Depreciation and amortization from discontinued operations	280,428	328,432
Write off of deferred debt issuance costs	10,570	10,578
Effect of changes in:
Restricted cash	154,387	(1,097,560)
Rent receivables	41,309	(120,261)
Prepaid expenses	792,974	795,409
Deferred costs	(39,807)	(41,853)
Accounts payable and accrued expenses	(468,705)	(682,676)
Accrued interest	(41,352)	86,047
Unearned rental revenue	123,661	17,733
Accrued real estate taxes	875,371	860,024
Other assets	(567,358)	265,983
Tenants’ security deposits	86,641	81,863

Net cash provided by operating activities	8,864,812	8,469,571

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to real estate investments	(1,803,552)	(9,405,166)
Proceeds from disposal of assets	3,428,174	5,070,334

Net cash provided by (used in) investing activities	1,624,622	(4,334,832)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of Class 1, Class 2 and Class 3 Units	(9,523,607)	(1,670,546)
Payments on mortgages payable	(1,914,810)	(1,746,704)
New mortgage on acquired property	—	5,300,000
Payoff of mortgage loans	(346,008)	(3,578,044)
Deferred financing costs	(510,690)	(371,121)
Net proceeds from refinance of mortgages payable	3,392,708	7,031,723
Distributions to Class 1, Class 2 and Class 3 Unit holders	(5,144,821)	(5,566,781)
Other assets paid	—	(2,257,952)

Net cash used in financing activities	(14,047,228)	(2,859,425)

NET INCREASE (DECREASE) IN CASH	(3,557,794)	1,275,314
CASH, beginning of period	6,972,448	14,898,425

CASH, end of period	$3,414,654	$16,173,739

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION — Cash paid during the period for interest	$8,654,415	$9,002,824

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES
Company received a note receivable of $1,300,000 from disposal of assets.

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

In August 2004, we sold a 48 unit property in Modesto, California for $3,300,000 resulting in a gain on sale of approximately $1,692,000. As part of the sales transaction, we carried back a promissory note in the amount of $1,300,000 with interest at 8.00% per annum. The promissory note is due and payable as portions of the property are sold, with the entire balance becoming due and payable on June 30, 2007. The promissory note is secured by a deed of trust on the property in a first lien position and provides for partial releases as portions of the property are sold. This property had been designated as held for sale at the end of the second quarter of 2004, thus no depreciation was taken during the third quarter 2004.

In May 2003, we listed for sale our office building in San Francisco, California for $5,400,000. The carrying value of the assets (real estate investments held for sale) of the property was $4,586,000 at September 30, 2004. The mortgage note of $1,408,000 was paid off in December 2003.

In May 2004, the Company entered into an Option Agreement to sell our undeveloped land in Vallejo, California for $500,000. The carrying amount of the asset (real estate investments held for sale) of the property was $500,000 at September 30, 2004. There is no debt on the property. In March 2004, we recorded a $250,000 charge for loss on impairment of assets so the carrying value reflects the sale price as negotiated in the Option Agreement.

During the third quarter, we listed for sale an 84 unit property in Antioch, California for $7,400,000 and a 25 unit property in Concord, California for $2,600,000. The carrying values of the assets (real estate investments held for sale) and liabilities (mortgage note payable) of those properties were $5,313,000 and $5,233,000, respectively at September 30, 2004.

Subsequent to September 30, 2004, we sold a 14 unit property in Stockton, California for $1,200,000 resulting in a gain on sales of $647,000 in October 2004.

In October 2004, we also listed for sale a 14,920 square foot light industrial building in Napa, California for $1,750,000. The carrying value of the asset (real estate investments held for sale) and liability (mortgage note payable) of this property were $827,000 and $438,000, respectively at September 30, 2004.

The table below includes operating results for discontinued operations, including 2003 data from Rose Glen, an apartment property sold in May 2003 and including 2003 and 2004 data from a 48 unit property sold in August 2004.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

Rental revenues	$440,187	$657,557	$1,616,775	$2,174,061
Interest and other	8,671	14,426	8,697	14,537
Interest expense	(105,709)	(148,363)	(317,590)	(500,197)
Operating and maintenance	(220,301)	(256,601)	(618,284)	(820,585)
Depreciation and amortization	(87,100)	(97,532)	(280,428)	(328,432)
General and administrative	(2,720)	(1,190)	(15,120)	(6,400)
Real estate taxes and insurance	(69,981)	(78,440)	(222,712)	(254,723)
Utilities	(46,718)	(62,483)	(140,441)	(191,409)
Gain on sales	1,691,728	2,734,914	1,691,728	2,734,914
Loss on impairment of assets	—	—	(250,000)	—

Total discontinued operations	$1,608,057	$2,762,288	$1,465,135	$2,821,766

Rental revenue from properties held for sale at September 30, 2004 was $393,000 and $1,361,000 for the three and nine months ending September 30, 2004, respectively.

3.     MORTGAGES PAYABLE

The Company’s mortgages payable generally require monthly interest and principal payments. The obligations include thirty fixed rate loans and seventeen variable rate loans which are secured by deeds of trust on the Company’s real estate investments. The Company is required by the terms of certain of the mortgage loans to maintain lender impound accounts for insurance, property taxes, reserves for property improvements and a bond account which are recorded as restricted cash.

In July 2004, we completed the financing of a second mortgage loan for $1,218,000 at an annual fixed interest rate of 5.86%. The loan requires monthly payments of principal and interest. The loan is partially amortizing and will require payment of the remaining balance on February 1, 2012.

In August 2004, we completed a loan modification of an existing apartment loan resulting in net loan proceeds of approximately $1,400,000 and in a decreased annual interest rate of 5.625% from the previous 7.375%. The new interest rate is fixed for three years and becomes variable thereafter with a new reduced floor of 5% and a new reduced ceiling of 10%.

In August 2004, we also completed a new $8,000,000 loan on our commercial building in Concord, California, paying off the prior loan with a remaining principal balance of approximately $7,300,000 at an annual interest rate of 9.19%. The new loan has an initial annual interest rate of 4.09% and requires interest only payments for the first twelve months of the loan. The interest rate is adjustable every six months but not by more than one percentage point and with a ceiling cap of 10.5%. The remaining balance of the loan is due in ten years with principal payments required beginning the thirteenth month on a twenty-four year amortization basis. Other options of the loan include the ability to borrow an additional $3,250,000 if the Company meets certain provisions by March 1, 2006 and a conversion option to fix the interest rate for five years anytime within the first thirty-six months of the loan. The Lender has recourse to JCM Partners for up to 25% of the highest unpaid principal balance of the loan.

On September 30, 2004 we paid off the remaining $346,000 loan balance of our 14 unit property that was subsequently sold in October 2004.

Subsequent to September 30, 2004, we completed a new $10,500,000 loan in October 2004 on one of our debt free properties located in the Sacramento area. The loan is for 10 years with a fixed annual interest rate of 5.47% and monthly principal payments are amortized on a thirty year amortization basis.

4.     REDEEMABLE AND NON-REDEEMABLE UNITS

The Company has authorized 300,000,000 Units and Preferred Units, of which 25,000,000 may be designated as Preferred Units. During the nine months ended September 30, 2004, Unit holders, other than our wholly-owned subsidiary, converted 45,420,081 Class 1 Units to 15,542,171 Class 2 Units and to 29,877,910 Class 3 Units; and 1,524,371 Class 2 Units to 1,524,371 Class 3 Units. The Units were converted on a 1-to-1 basis. The Company is required to redeem the Class 1 and Class 2 Units by June 2007 and June 2012, respectively, provided the unit holder has timely exercised the unit holder’s put right. The Class 3 Units are not redeemable at the option of the unit holder. The redeemable and non-redeemable units outstanding are accounted for under EITF D-98 “Classification and Measurement of Redeemable Securities” and Accounting Series Release No. 268, “Presentation in Financial Statements of Redeemable Preferred Stocks.” Under these standards the redeemable units are presented separately from the non-redeemable units on the consolidated balance sheet. These standards do not affect the accounting for the redemption and distributions with respect to the redeemable units.

5.     DISTRIBUTIONS TO MEMBERS

During the nine months ended September 30, 2004, the Company made distributions to holders of Units required by the Certificates of Designations of the Class 1, Class 2 and Class 3 Units, respectively, plus voluntary distributions (excluding voluntary distributions related to tax payments to the California Franchise Tax Board), as follows:

Class of Unit	Amount

Class 1(1)(4)	$2,288,000
Class 2(2)(4)	635,000
Class 3(3)(4)	1,787,000

Total	$4,710,000

(1)	The Class 1 mandatory monthly distribution is equal to 1/12 of $0.0775 per Class 1 Unit, or a total of $0.0775 per Class 1 Unit each year.

(2)	The Class 2 mandatory monthly distribution is equal to 1/12 of $0.0800 per Class 2 Unit, or a total of $0.0800 per Class 2 Unit each year.

(3)	The Class 3 mandatory monthly distribution is equal to 1/12 of $0.0825 per Class 3 Unit, or a total of $0.0825 per Class 3 Unit each year.

(4)	Includes voluntary monthly distributions to holders of Class 1, Class 2, and Class 3 Units, equal to 1/12 of $0.0025 per Unit or a total of $0.0025 per Class 1, Class 2 and Class 3 Unit each year. Excludes distributions for units held by the Company’s wholly owned subsidiary.

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

6.     REPURCHASE OF UNITS

During the nine months ended September 30, 2004, the Company, through a wholly owned subsidiary, repurchased 6,156,582 Units as follows:

Class of Unit	# of Units	Amount

Class 1	5,434,846	$8,417,000
Class 2	242,814	377,000
Class 3	478,922	730,000

Total	6,156,582	$9,524,000

All Units owned by the subsidiary are considered outstanding under the Company’s Operating Agreement for all purposes, except as noted below, including voting and participation in mandatory and other distributions paid by the Company. However, for financial reporting purposes, these Units are not considered outstanding and any distributions paid to the subsidiary are eliminated in consolidation. Accordingly, for financial reporting purposes, the number of Units outstanding at September 30, 2004 is the number of Units outstanding minus the Units owned by the Company’s subsidiary. However, for all other purposes, the Company has 90,152,151 Units outstanding. Repurchases of Units were recorded against the members’ equity balance.

In October 2004 and through November 15, 2004, the Company, through its wholly owned subsidiary, repurchased an additional 7,031,127 Units as follows:

Class of Unit	# of Units	Amount

Class 1	6,628,531	$10,341,000
Class 2	157,013	245,000
Class 3	245,583	383,000

Total	7,031,127	$10,969,000

As of November 15, 2004, the Company’s wholly owned subsidiary owned the following number of Units:

Class of Unit	# of Units(1)

Class 1	13,116,047
Class 2	3,243,956
Class 3	7,175,437

Total	23,535,440

(1)	Units owned by the Company’s subsidiary are periodically allocated into Class 1, 2 and 3 Units in proportion to the Units held by all Members in order to implement Section 2.3.5 of the Company’s Operating Agreement.

7.     CONTINGENCY AND LEGAL MATTERS

As of September 30, 2004, the Company is not aware of any litigation threatened against the Company other than routine litigation arising out of the ordinary course of business, some of which is expected to be covered by liability insurance, and none of which is expected to have a material adverse effect on the consolidated financial statements of the Company.

8.     RECLASSIFICATIONS

Reclassifications were made to the 2003 condensed financial statements to conform to the 2004 presentation. Certain items were reclassified related to Discontinued Operations as presented in Note 2.

9.     CERTAIN RELATED PARTY TRANSACTIONS

In August 2004, management of the Company and the Company’s wholly-owned subsidiary, JCM Properties, LLC (the “Subsidiary”), Barnabas Foundation (“Barnabas”) and Christian Reformed Home Missions (“CRHM”) reached an understanding on the terms for the Subsidiary to repurchase all of the redeemable Class 1 Units owned by Barnabas and CRHM for a total of 10,100,175 Class 1 Units at $1.56 per Class 1 Unit for an aggregate purchase price of $15,756,273. At the time of the understanding, both Barnabas and CRHM owned more than 5% of the Company’s Class 1 Units. Henry Doorn, Jr., the Executive Director of Barnabas, is a member of the Board of Managers of the Company. Kenneth Horjus, the Director of Pension Administration for the Christian Reformed Church in North America (parent of CRHM), is also a member of the Board of Managers of the Company. The Company retains the ability to determine when and if the units will be repurchased and there is no recourse to the Company if the units are not repurchased under the terms of the understanding. Under the terms of the understanding, the Company will use its commercially reasonable best efforts to cause the Subsidiary to purchase the entities’ Class 1 Units no later than March 31, 2005, with approximately half of that amount to be purchased by December 31, 2004. As of November 15, 2004, the Subsidiary had repurchased an aggregate of 6,000,000 Class 1 Units from Barnabas and CRHM, leaving 4,100,175 Class 1 Units remaining to be repurchased. Messrs. Doorn and Horjus do not have any financial interest in the Class 1 Units other than as part of management of their various organizations.

******

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains forward-looking statements and should be read in conjunction with the Consolidated Financial Statements and Notes set forth in Item 1 above. See our statement that is set forth after the Table of Contents regarding forward-looking statements.

Results of Operations

Overview

The Company generates revenues from the leasing and, to a lesser extent, sales of residential and commercial properties it owns in California. Revenues from the apartment properties were 93.4% of total revenues for both the three months and nine months ended September 30, 2004.

Total rental revenues from our continuing operations decreased slightly by $32,000 year-over-year to $12,720,000 for the third quarter ended September 30, 2004 primarily due to higher vacancies and higher concessions. We expect no rental revenue growth from our continuing operations until at least the second quarter of 2005 as some of our apartment markets have been experiencing increased supply from new construction and both our apartment and commercial markets have been experiencing slow to flat employment growth, dampening the demand for both rental housing and office space.

Total net income decreased $1,208,000 for the three months ended September 30, 2004 compared to the same period in 2003. The decrease was primarily due to a smaller gain recorded on the sale of a property during the current quarter compared to a larger gain recorded on the sale of a property in the same quarter last year ($1,692,000 versus $2,735,000).

Property Occupancy

The table below sets forth the overall weighted average occupancy levels for our properties, by type of property, at September 30, 2004, December 31, 2003 and September 30, 2003. The weighted average occupancy is calculated by multiplying the occupancy of each property by its square footage and dividing by the total square footage in the portfolio.

	Occupancy at	Occupancy at	Occupancy at
	September 30,	December 31,	September 30,
Property Type	2004	2003	2003

Apartment Communities	95.7%	94.8%	95.4%
Commercial Properties	72.0%	75.4%	77.8%

The overall weighted average occupancy level for our entire property portfolio as of September 30, 2004 was 91.2%, compared to 92.0% at September 30, 2003.

The occupancy at our apartment communities at September 30, 2004 shows an increase to 95.7% from 94.8% at December 31, 2003. Contributing factors include a continuing management implemented cross-marketing program, resident referral program, resident retention focus and rent concession incentives. We believe occupancy will decrease to around 95% for the remainder of 2004 due to very little new job creation in the Northern California economy, continuing competition with providers of other forms of multifamily residential properties and single-family housing and a continuing construction of new apartments where our properties are located.

Our future apartment occupancy rates will be subject to numerous factors, many of which are outside of our control. We believe that the remainder of 2004, as well as most of 2005, will continue to be challenging on the leasing front. The overall slowdown of the California economy, the California deficit and other factors are impacting our sub-markets. Forecasts in trade journals and marketing reports indicate relatively flat rents and some decreasing occupancies with optimism for a pick up by mid to late 2005. A large unknown factor for our portfolio will be how California’s large budget deficit will impact local economies as funding cuts roll downward. We believe that consumers continue to carefully consider how much they are willing to spend on housing, which is putting downward pressure on rents. In addition, continuing historically low mortgage rates continue to enable more renters to purchase homes. Buying or renting single-family housing was the reason given by many residents who moved out of our apartment properties during the first nine months of 2004. If mortgage rates increase, we anticipate over time slightly less pressure on rents and occupancies, as renters may be less able to purchase homes; however, we cannot predict when changes in mortgage rates will occur. Qualified potential residents continue to be difficult to find. Our market surveys indicate that a number of competitors have decreased asking rents, as we have done at selected properties in order to remain competitive. Many of our competitors give rent concessions. We give them as well at many properties, such as a discount off a first month’s rent. Accordingly, there can be no assurance that our future occupancy or rental rates will not be significantly less than our occupancy and rental rates at September 30, 2004.

In the third quarter of 2004, occupancy at our commercial properties decreased slightly over last quarter. During the quarter, we signed a new lease agreement for approximately 4,400 square feet of restaurant space at our Concord commercial property to be occupied later this year.

Market conditions for leased space in commercial buildings remain considerably weak in the San Francisco Bay Area. The general economic decline and job loss in the technology industry have significantly reduced demand for commercial buildings in most San Francisco Bay Area sub-markets. Vacancy rates have gone up and rents have come down considerably from the peaks reached in early 2000. The possibility of a worsening economic slowdown, a continuation of the California budget problem, the technology-based recession or continuation of current economic conditions may result in higher vacancy rates, lower prevailing rents, increased rent concessions and/or more tenant defaults and bankruptcies.

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

	Three months ended		Nine months ended
	September 30,		September 30,

	2004	2003	2004	2003

Net Income	$1,832,800	$3,040,705	$1,933,494	$3,900,427
Adjustments:
Continuing Operations:
Real property depreciation	2,264,375	2,162,546	6,738,925	6,448,909
Capitalized leasing expense amortization	23,734	22,063	69,408	60,279
Write-off of deferred debt issuance costs	3,080	—	3,080	10,578
Discontinued operations:
Depreciation	81,964	88,711	264,577	309,786
Capitalized leasing expense amortization	3,347	4,230	10,038	12,688
Gain on sale of property	(1,691,728)	(2,734,914)	(1,691,728)	(2,734,914)
Loss on impairment of assets	—	—	250,000	—

Funds from operations	$2,517,572	$2,583,341	$7,577,794	$8,007,753

Funds from operations per unit	$0.03	$0.03	$0.10	$0.10

	Three months ended		Nine months ended
	September 30,		September 30,

	2004	2003	2004	2003

Income per outstanding Unit (per Income Statement)
From continuing operations	$0.00	$0.00	$0.01	$0.02
From discontinued operations	$0.02	$0.04	$0.02	$0.03

Net Income per Unit (per Income Statement)	$0.02	$0.04	$0.03	$0.05

Weighted average units	75,269,948	82,222,043	77,279,143	82,878,311

For the quarter ending September 30, 2004, FFO was $2,518,000 as compared to $2,583,000 for the same quarter last year, a decrease of $65,000. For the nine months ending September 30, 2004, FFO was $7,578,000 as compared to $8,008,000 for the same period last year, a decrease of $430,000. The decrease for the three month period ended September 30, 2004 was due to lower total revenue and slightly lower total operating expenses. The decrease for the nine month period ended September 30, 2004 was due to lower total revenue and higher total operating expenses. Detailed explanations are discussed in “Revenue from Continuing Operations” and “Expenses from Continuing Operations”. FFO on a per Unit basis remained flat primarily due to the lower weighted average number of Units outstanding during the third quarter and first nine months of 2004 compared to the same periods in 2003.

Three Months Ended September 30, 2004 Compared to the Three Months Ended September 30, 2003

REVENUE FROM CONTINUING OPERATIONS

Total rental revenue for the three months ended September 30, 2004 was $12,720,000, down $32,000 from $12,752,000 for the same quarter last year, excluding revenues from discontinued operations. This decrease is primarily attributable to lower rental revenue at our apartment communities. The possibility of a worsening economic slowdown or recession or continuation of current economic conditions may result in higher vacancy rates, lower prevailing rents, increased rent concessions and/or more tenant defaults and bankruptcies.

During the third quarter of 2004, rental revenue generated by our apartment communities was $11,894,000, down approximately $86,000 from $11,980,000 for the third quarter last year, excluding revenues from discontinued operations. The decrease was primarily attributable to higher concessions.

Rental revenue generated by our commercial properties was $826,000, up approximately $54,000 from $772,000 in the same quarter last year, excluding revenues from discontinued operations. The increase was primarily attributable to higher rental rates.

During the three months ended September 30, 2004, average monthly rental rates per square foot for same-store apartment communities and commercial properties on a combined basis increased slightly by approximately 0.3%. Additionally, same store rental rates increased approximately 0.1% compared to the quarter ended September 30, 2003 due to a slight increase in rental rates for same-store commercial properties. At September 30, 2004, the average monthly rental rate per square foot of our same-store apartment communities remained the same year over year at $1.04.

At September 30, 2004, the average monthly rental rate per square foot of our same-store commercial properties increased to $1.28, from $1.25 at the same time last year. This increase was attributable to increased rents in existing leases or as negotiated in lease renewals with existing tenants and/or new tenants. Same-store properties are defined as those properties owned by us during all months of the reporting periods. Average monthly rental rates are defined as contract rents for occupied units plus estimated market rents for vacant units divided by the total square footage in the portfolio at the end of the reporting periods.

Our ability to continue to increase rent rates is largely dependent on the changes in the real estate market and on general economic conditions in the areas in which we own properties. We believe average monthly rental rates will see very little change until at least the third quarter of 2005.

Interest revenue decreased by $40,000 for the three months ended September 30, 2004 as compared to the same period last year mainly due to lower cash balances.

EXPENSES FROM CONTINUING OPERATIONS

Total expenses (which includes interest expense, operating and maintenance, depreciation and amortization, general and administrative, real estate taxes and insurance, utilities, prepayment penalties and write-off of deferred debt issuance costs) were $12,505,000 for the three months ended September 30, 2004 compared to $12,523,000 for the same period in 2003, excluding expenses from discontinued operations. The various components of total expenses are discussed in more detail as follows:

Interest expense. In the third quarter 2004, interest expense was $2,764,000, down from $2,895,000 for the same period last year, a decrease of $131,000. This reduction was due to lower outstanding loan balances and lower average weighted interest rates than the third quarter of 2003.

Operating and maintenance expenses. For the quarter, operating and maintenance expenses were $4,005,000, down from $4,087,000 from the third quarter last year. The $82,000 decrease was primarily due to lower expenditures for our apartment rehabilitation program.

Depreciation and amortization expenses. During the third quarter in 2004, depreciation and amortization expense was $2,378,000, as compared to $2,261,000 for the third quarter in 2003, an increase of approximately 5%. This change was primarily attributable to an increase in real estate investments from capitalization of property improvements.

General and administrative expenses. General and administrative expenses were $913,000 for the quarter, up from $865,000 for the same period last year, an increase of approximately $48,000.

Real estate taxes and insurance expenses. In the quarter, real estate taxes and insurance expenses were $1,380,000, up slightly from $1,376,000 for the same period last year.

Utility expenses. Utility expenses were $1,062,000 for the quarter, as compared to $1,038,000 for the same quarter last year, an increase of $23,000. This change was due primarily to rate increases for sewer and water.

Write-off of deferred debt issuance costs. During the three months ended September 30, 2004, we recorded a loss of $3,000 to reflect the write-off of deferred debt issuance costs related to the early payoff of a mortgage payable.

NET INCOME BEFORE DISCONTINUED OPERATIONS

During the three months ended September 30, 2004, net income before discontinued operations was $225,000 compared to net income of $278,000 for the same period last year. This decrease in 2004 was due to lower total revenue and higher depreciation and amortization, general and administrative, real estate taxes and insurance, utility expenses and write off of deferred debt issuance costs, partially offset by lower interest expense and operating and maintenance expenses.

DISCONTINUED OPERATIONS

During the quarter ended September 30, 2004, income from discontinued operations was $1,608,000 compared to income of $2,762,000 for the same period last year. The decrease was primarily due to a gain of $1,692,000 recorded on the sale of a property during the current quarter compared to a gain of $2,735,000 from a property sale recorded in the same quarter last year. See footnote 2 of the Notes to the Consolidated Financial Statements which describes discontinued operations in greater detail.

NET INCOME

During the quarter ended September 30, 2004, we recorded net income of $1,833,000 compared to net income of $3,041,000 for the third quarter last year, a decrease of $1,208,000. This decrease was primarily due to a gain of $1,692,000 recorded on the sale of a property during the current quarter compared to a gain of $2,735,000 from a property sale recorded in the same quarter last year.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

REVENUE FROM CONTINUING OPERATIONS

Total rental revenue for the nine months ended September 30, 2004 was $37,844,000, a slight increase from the $37,840,000 for the same period last year, excluding revenues from discontinued operations.

During the nine months ended September 30, 2004, rental revenue generated by our apartment communities was $35,382,000, up approximately $68,000 from $35,314,000 for the same period last year, excluding revenues from discontinued operations. The increase was primarily due to higher rental revenue from a new property acquired in May 2003 and partially offset by higher rent concessions.

Rental revenue generated by our commercial properties was $2,462,000, down approximately $64,000 from $2,526,000 in the same period last year, excluding revenues from discontinued operations. The decrease is primarily due to higher vacancies and partially offset by higher rental rates.

During the nine months ended September 30, 2004, rental rates for same-store apartment communities and commercial properties on a combined basis increased approximately 0.3%.

EXPENSES FROM CONTINUING OPERATIONS

Total expenses (which includes interest expense, operating and maintenance, depreciation and amortization, general and administrative, real estate taxes and insurance, utilities, prepayment penalties and write-off of deferred debt issuance costs) were $37,414,000 for the nine months ended September 30, 2004 compared to $36,917,000 for the same period in 2003, excluding expenses from discontinued operations. The various components of total expenses are discussed in more detail as follows:

Interest expense. In the nine months ended September 30, 2004, interest expense was $8,295,000, down from $8,589,000 for the same period last year, a decrease of $294,000. This reduction was due to lower outstanding loan balances and lower average weighted interest rates than the same period in 2003.

Operating and maintenance expenses. For the period, operating and maintenance expenses were $12,202,000, up from $11,771,000 from the same period last year. The $431,000 increase was primarily due to increased advertising and marketing costs to improve rental activity, increased legal costs associated with tenant issues and increased staffing costs to expand office hours at residential properties.

Depreciation and amortization expenses. During the nine months ended September 30, 2004, depreciation and amortization expense was $7,057,000, as compared to $6,747,000 during the nine months ended September 30, 2003, an increase of approximately $310,000. This change was primarily attributable to an increase in real estate investments from capitalization of property improvements.

General and administrative expenses. General and administrative expenses were $2,656,000 for the nine months ended September 30, 2004, down from $2,761,000 for the same period last year, a decrease of approximately 4%. This decrease is primarily due to higher legal fees in 2003.

Real estate taxes and insurance expenses. In the nine months ended September 30, 2004, real estate taxes and insurance expenses were $4,192,000, up from $3,895,000 for the same period last year, an increase of approximately $297,000. This change was mainly attributable to increased workers compensation insurance costs and real estate taxes.

Utility expenses. Utility expenses were $3,008,000 for nine months ended September 30, 2004 as compared to $2,840,000 for the same period last year, an increase of $168,000. This change was due primarily to rate increases for sewer and water.

Prepayment penalty. During the nine months ended September 30, 2003, we recorded $303,000 of prepayment penalties related to debt which was retired in connection with the refinancing of three mortgages.

Write-off of deferred debt issuance costs. During the nine months ended September 30, 2004, we recorded a loss of $3,000 to reflect the write-off of deferred debt issuance costs related to the early payoff of a mortgage payable. During the same period last year, we recorded $11,000 of deferred debt issuance costs.

NET INCOME BEFORE DISCONTINUED OPERATIONS

During the nine months ended September 30, 2004, net income before discontinued operations was $468,000 compared to net income of $1,079,000 for the same period last year. The decrease in 2004 was due to lower revenues and increases in operating and maintenance, depreciation and amortization, real estate taxes and insurance and utility expenses, partially offset by lower interest expense, general and administrative expense, prepayment penalties and write-off of deferred debt issuance costs.

Discontinued Operations

During the nine months ended September 30, 2004, income from discontinued operations was $1,465,000 compared to income of $2,822,000 for the same period last year. The decrease was primarily due a gain of $1,692,000 recorded on the sale of a property during the current period compared to a gain of $2,735,000 from a property sale recorded in the same period last year. In addition, we recorded a $250,000 charge for impairment of assets related to a parcel of land located in Vallejo, California so that the carrying value reflects the sale price negotiated in the Option Agreement. See footnote 2 of the Notes to the Consolidated Financial Statements which describes discontinued operations in greater detail.

NET INCOME

During the nine months ended September 30, 2004, net income was $1,933,000 compared to net income of $3,900,000 for the same period last year, a decrease of $1,967,000. The change was due to a decrease in net income from continuing operations and a decrease in income from discontinued operations.

Effects of Inflation on Operations

We believe the direct effects of inflation on our operations have been inconsequential.

Liquidity and Capital Resources

Short-Term Liquidity

As of September 30, 2004, our short-term liquidity needs included normal operating requirements, ongoing capital improvements, monthly principal amortization of our debt, voluntary repurchases of Units and certain mandatory distributions required to be made to our Class 1, Class 2 and Class 3 Unit holders, as described in Note 5 of our Notes to Consolidated Financial Statements set forth in Item 1 above. We expect to meet most of these requirements through cash provided by operations and available cash. However, if needed for repurchase of Class 1 Units, Class 2 Units and Class 3 Units or capital improvements, we may increase debt by drawing on our line of credit, refinancing certain mortgage obligations, mortgage borrowing on our debt-free properties or we may sell some properties.

In August 2004, management of the Company and the Company’s wholly-owned subsidiary, JCM Properties, LLC (the “Subsidiary”), Barnabas Foundation (“Barnabas”) and Christian Reformed Home Missions (“CRHM”) reached an understanding on the terms for the Subsidiary to repurchase all of the redeemable Class 1 Units owned by Barnabas and CRHM for a total of 10,100,175 Class 1 Units at $1.56 per Class 1 Unit for an aggregate purchase price of $15,756,273. The Company retains the ability to determine when and if the units will be repurchased and there is no recourse to the Company if the units are not repurchased under the terms of the understanding. Under the terms of the understanding, the Company will use its commercially reasonable best efforts to cause the Subsidiary to purchase the entities’ Class 1 Units no later than March 31, 2005, with approximately half of that amount to be purchased by December 31, 2004. As of November 15, 2004, the Subsidiary had repurchased an aggregate of 6,000,000 Class 1 Units from Barnabas and CRHM, leaving 4,100,175 Class 1 Units remaining to be repurchased. See Note 9 of our Notes to Consolidated Financial Statements set forth in Item 1 above. We expect to meet our requirements under this understanding as described in the prior paragraph. As units are repurchased, this arrangement will convert a long-term liquidity requirement to a short-term liquidity requirement. See “Put Rights” below.

We do not expect that rent increases upon tenant turnover and lease expirations, subject to market and general economic conditions, will have a significant impact on our short-term liquidity.

Long-Term Liquidity

Our long-term liquidity requirements include scheduled debt maturities, capital improvements, certain mandatory distributions required to be made to our Class 1, Class 2 and Class 3 Unit holders, as described in Note 5 of our Notes to Consolidated Financial Statements set forth in Item 1 above and repurchases of Class 1, Class 2 and Class 3 Units. Our long-term liquidity requirements also include our redemption obligations to holders of Class 1 and 2 Units. See “Put Rights” below. Cash flows from operations, including the effects of any rent increases, will not be sufficient to meet some of these long-term requirements, such as remaining balances due at loan maturities and our obligations to redeem Class 1 and 2 Units. Accordingly, it will be necessary for us to refinance the mortgages on certain of our properties. There can be no assurance that we will be able to refinance on terms advantageous to us, however, especially if interest rates rise in the future. In addition, we will need funds to redeem the Class 1 and 2 Units. See “Plan to Fund Redemptions” below.

Put Rights

Class 1 Put Rights

Our Class 1 Unit holders have the right to require us to redeem some or all of their Class 1 Units by June 2007. Our Class 1 COD requires our Board of Managers to meet no later than June 30, 2006 to determine whether we should continue operations beyond June 30, 2007. However, with 21,585,047 Class 1 Units outstanding as of November 15, 2004, management currently believes that the Company should be able to fund the redemptions of all of the outstanding Class 1 Units and continue its operations based on the funding plan described below. See “Plan to Fund Redemptions” below.

Class 2 Put Rights

In addition, our Class 2 Unit holders have a similar right to require us to redeem some or all of their Class 2 Units by June 2012 and a determination by our Board of Managers no later than June 30, 2011 to determine whether we should continue operations beyond June 30, 2012.

Plan to Fund Redemptions

In order to fund the Class 1 redemptions, we will use cash from operations, available cash, loan financing proceeds, the proceeds from our intended offering of Series B Preferred Units, other capital sources and we will liquidate some of our assets. The mix of funds we receive from various sources is dependent primarily on two variables. The first variable is the amount of additional debt we can prudently borrow. The second variable is the amount of proceeds we will raise from our intended offering of Series B Preferred Units. To the extent that we do not raise sufficient funds from our intended Series B Preferred Unit offering and additional borrowings, we will sell some of our properties in order to redeem the put Class 1 Units. We believe that it is too early for us to evaluate our liquidity requirements related to the Class 2 redemptions.

Other

At September 30, 2004, we had unrestricted cash totaling $3,415,000, compared to $6,972,000 at December 31, 2003. This decrease is attributable to net cash provided by operations of $8,865,000, net cash provided by investing activities of $1,625,000 and net cash used in financing activities of $14,047,000.

Net cash provided by operations during the nine months ended September 30, 2004 was $8,865,000, which reflects net income of $1,933,000, gain on sale of property of $1,692,000, loss on disposal of assets of $68,000, loss of $250,000 for impairment of assets, non-cash depreciation and amortization charges of $7,337,000 and the net increase of the effect of changes in operating assets and liabilities of $968,000.

The terms of certain of our mortgages require impound accounts for the payment of insurance, property taxes, replacement reserves and lender holdbacks on proceeds from new mortgages for immediate repair improvements, as well as scheduled principal and interest payments on the debt. We classify these impound accounts as restricted cash on our balance sheet.

Net cash provided by investing activities for the nine months ended September 30, 2004 was $1,625,000 which consisted of improvements to real estate investments of $1,804,000 offset by proceeds of $3,428,000 from the sale of a property located in Modesto, California. Net cash used in investing activities of $4,335,000 for the same period last year consisted primarily of the acquisition of a new property in Sacramento, California offset by the sale of a property in May 2003.

Net cash used in financing activities for the nine months ended September 30, 2004 was $14,047,000. The uses of cash were as follows: repurchases of Class 1, Class 2 and Class 3 Units in the amount of $9,524,000, principal payments on mortgage notes of $1,915,000, payoff of mortgage loans of $346,000, deferred financing costs of $511,000 and distributions to unit holders in the amount of $5,145,000. This was offset by proceeds received from the refinance of certain mortgage loans of $3,393,000. For the same period last year, net cash used in financing activities was $2,859,000. This consisted of proceeds received from the refinance of certain mortgage loans of $7,032,000 and the addition of a new mortgage of $5,300,000. The uses of cash were as follows: distributions to Class 1 Unit holders in the amount of $5,567,000, early payoff of one mortgage note totaling $3,578,000, principal payments on mortgage notes of $1,747,000, change in other assets of $2,258,000 that is primarily cash in transit for repurchase of additional Class 1 Units, net deferred financing costs totaling $371,000 and repurchases of Class 1 Units in the amount of $1,671,000.

Our long-term debt consists of 47 real estate mortgages totaling $186,593,000 as of September 30, 2004. Each of the mortgages is secured by one of 45 properties, with two properties each having a second mortgage. This debt generally requires monthly payments of principal and interest. As of September 30, 2004, the weighted average interest rate on our real estate mortgages was 5.91% compared to 6.19% at the same time last year.

In July, 2004, we obtained a revolving line of credit with a borrowing capacity of $6,000,000 that matures July 1, 2005 and is secured by one of our previously debt-free properties. The interest rate per year on the line of credit is the “Prime Rate” index plus 1.00% with a minimum rate of 5.00% on the amount borrowed plus initial loan costs of $39,000. The line of credit contains a financial covenant as to debt service coverage ratio with which we were in compliance. This revolving secured line of credit is available for general corporate purposes and is renewable on an annual basis. We did not use this line of credit for the three months ended September 30, 2004.

In July 2004, we completed the financing of a second mortgage loan for $1,218,000 at an annual interest rate of 5.86%. The loan requires monthly payments of principal and interest. The loan is partially amortizing and will require payment of the remaining balance on February 1, 2012. We also completed a loan modification in August 2004 of an existing mortgage loan where we received loan proceeds of approximately $1,400,000 and decreased the annual interest rate on the total mortgage loan amount from 7.00% to 5.63%, fixed for three years and converting to a variable rate for the remaining twenty-four years. Proceeds were used to repurchase Units.

In August 2004, we also completed a new $8,000,000 loan on our commercial building in Concord, California, paying off the prior mortgage with a remaining principal balance of approximately $7,300,000 at an annual interest rate of 9.19%. The new loan has an initial annual interest rate of 4.09% and requires interest only payments for the first twelve months of the loan. The interest rate is adjustable every six months but not by more than one percentage point and with a ceiling cap of 10.5%. The remaining balance of the loan is due in ten years with principal payments required beginning the thirteenth month on a twenty-four year amortization basis. Other options of the loan include the ability to borrow an additional $3,250,000 if the company meets certain provisions by March 1, 2006 and a conversion option to fix the interest rate for five years anytime within the first thirty-six months of the loan. The Lender has recourse to JCM Partners for up to 25% of the highest unpaid principal balance of the loan. The net proceeds will be used for improvements to real estate investments.

On September 30, 2004 we paid off the remaining $346,000 loan balance of our 14 unit property that was subsequently sold in October 2004.

Subsequent to September 30, 2004, we completed a new $10,500,000 loan in October 2004 on one of our debt free properties located in the Sacramento area. The loan is for 10 years with a fixed annual interest rate of 5.47% and monthly principal payments are amortized on a thirty year amortization basis. Proceeds were used to repurchase Units.

In August 2004, we sold a 48 unit property in Modesto, California for $3,300,000. We received initial net sale proceeds of $1,853,000 with the balance of the purchase price being a promissory note in the amount of $1,300,000 and bearing interest at 8.00% per annum. The promissory note is due and payable as portions of the property are sold with the entire balance becoming due and payable on June 30, 2007. The promissory note is secured by a deed of trust on the property in a first lien position and provides for partial releases as portions of the property are sold. The carrying value of the assets (real estate investments held for sale) of the property was $1,527,000 at September 30, 2004. There is no debt on the property. Proceeds will be used for repurchases of Units, increasing our working capital or improvements to real estate investments.

Subsequent to September 30, 2004, we sold a 14 unit property in Stockton, California for $1,200,000 resulting in a gain on sales of $647,000 in October 2004. The proceeds will be used for repurchases of Units.

To provide our Unit holders with additional liquidity, we continue to follow the guidelines adopted by our Board of Managers to allow us to repurchase Units from members and to provide information to our members that will allow members to contact each other in order to facilitate trading of Units among our members. See Part II, Item 2 — “Unregistered Sales of Equity Securities and Use of Proceeds” for additional information about the Company’s repurchases of Units.

During the nine months ended September 30, 2004, the Company, through a wholly owned subsidiary, repurchased 5,434,846 Class 1 Units for an aggregate price of $8,417,000; 242,814 Class 2 Units for an aggregate price of $377,000; 478,922 Class 3 Units for an aggregate price of $730,000. In October 2004 and through November 15, 2004, the Company, through its wholly owned subsidiary, repurchased an additional 6,628,531 Class 1 Units for an aggregate price of $10,341,000, 157,013 Class 2 Units for an aggregate purchase price of $245,000 and 245,583 Class 3 Units for an aggregate price of $383,000. As of November 15, 2004, the Company’s wholly owned subsidiary owned 13,116,047 Class 1 Units, 3,243,956 Class 2 Units and 7,175,437 Class 3 Units.

Changes In Members’ Units and Retained Earnings for the Period Ended September 30, 2004

The following schedule reflects the changes in our members’ Units and retained earnings during the nine months ended September 30, 2004 for financial reporting purposes:

Balance, December 31, 2003	$66,703,649
Repurchase of Redeemable Class 1 and 2 Units	(8,793,903)
Repurchase of Non-Redeemable Class 3 Units	(729,704)
Distributions	(5,144,821)
Net Income	1,933,494

Balance, September 30, 2004	$53,968,715

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

The following table presents information about our debt obligations at September 30, 2004. The table presents scheduled principal payments and related weighted average interest rates by expected maturity dates.

	2004	2005	2006	2007	2008	Thereafter

Mortgage loans with fixed rates maturing through March 2012(1)	$1,637,369	$1,719,161	$1,858,855	$1,981,489	$2,081,622	$111,865,389
Average interest rate	6.38%	6.38%	6.38%	6.38%	6.38%	6.38%
Mortgage loans with fixed rates that become variable between August 2006 and June 2008 maturing through 2033(2)	$565,547	$596,658	$629,507	$664,192	$700,818	$34,342,180
Average interest rate	5.42%	5.42%	5.42%	5.42%	5.42%	5.42%
Mortgage loans with variable rates maturing through 2033(3)	$458,165	$608,150	$630,863	$6,660,832	$560,063	$19,032,274
Average interest rate	4.49%	4.49%	4.49%	4.49%	4.49%	4.49%

(1)	Thirty loans with rates ranging from 5.21% to 7.13%.

(2)	Seven loans with rates ranging from 4.60% to 7.25% that become variable between August 2006 and June 2008.

(3)	Ten loans with rates from 2.99% to 8.50% at September 30, 2004.

Item 4.	Controls and Procedures

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

PART II. OTHER INFORMATION

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

      (c) See the chart below.

ISSUER PURCHASES OF EQUITY SECURITIES

				Approximate Dollar
			Total Number of Units	Value that May Yet
		Average Price	Purchased as Part of	Be Purchased Under
	Total Number of	Paid per	Publicly Announced	the Plan or
Period	Units Purchased(1)	Unit	Plans or Programs	Programs(2)

July 1-31, 2004	158,996 Class 1	$1.56	13,456,323	$20,000,000	(3)
	0 Class 2	$0.00	23,157
	0 Class 3	$0.00	287,597
August 1-31, 2004	469,142 Class 1	$1.56	13,925,465	$20,000,000	(3)
	0 Class 2	$0.00	23,157
	191,325 Class 3	$1.53	478,922
September 1-30, 2004	1,857,112 Class 1	$1.56	15,782,577	$20,000,000	(3)
	219,657 Class 2	$1.56	242,814
	0 Class 3	$0.00	478,922
Total Third Quarter	2,485,250 Class 1	$1.56	15,782,577	$20,000,000	(3)
	219,657 Class 2	$1.56	242,814
	191,325 Class 3	$1.53	478,922

(1)	Only our Class 1 Units are registered under the Exchange Act.

(2)	In addition to the Units that may be repurchased as described in footnote 3 below, the Company is obligated to redeem Class 1 and Class 2 Units that are put to the Company in accordance with the put rights of the Class 1 and Class 2 Units, respectively. See the Company’s Description of Securities, as revised September 22, 2004 (“Revised Description of Securities”), previously filed with the SEC.

(3)	In March 2004, the Board of Managers authorized the repurchase of up to $20,000,000 of Units in any given month, superceding the previous authorization set in December 2001. The authorization will remain in effect until modified or terminated by the Board of Managers. The Company, through its wholly-owned subsidiary, may repurchase its Units from Members, when opportunities exist to buy at prices which are consistent with the Company’s Unit Repurchase Guidelines. Under this authorization and its guidelines, the Company will deduct $0.40 per Unit, representing “all anticipated costs and expenses (including but not limited to the estimated costs and expenses of liquidating all of the Company’s properties)”, when determining the maximum amount that the Company might be willing to pay. See Frequently Asked Questions 1.6 and 1.7 in the Company’s Revised Description of Securities. Units redeemed by the Company pursuant to the Class 1 or Class 2 Put Rights will not be counted against the $20,000,000 of funds available for repurchase under this program. The Class 1 Units repurchased and to be repurchased from CRHM and Barnabas are anticipated to be counted against the $20,000,000 of funds available for repurchase under this program. See Note 9 to the Notes to Consolidated Financial Statements.

Item 6.     Exhibits

10.9	Summary of Understanding with Barnabas Foundation and Christian Reformed Home Missions Regarding Class 1 Unit Repurchases
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JCM Partners, LLC

Date: November 15, 2004

By:	/s/ GAYLE M. ING

Gayle M. Ing
President and Chief Executive Officer

By:	/s/ CORNELIUS STAM

Cornelius Stam
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Designation	Description

Exhibit 10.9	Summary of Understanding with Barnabas Foundation and Christian Reformed Home Missions Regarding Class 1 Unit Repurchases
Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002