Form 10-K
period 2004-12-31
JCM PARTNERS LLC
filed 2005-03-31
CIK 1139163

FORM 10-K
FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
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
      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes  ☐    No  ☑(1)
      As of March 31, 2005, the registrant had the following Classes of Units and Series of Preferred Units outstanding of which the following number of Units and Preferred Units were owned by a wholly owned subsidiary of the Company:

Class of Unit/Series of
Preferred Unit	Owned by Members	Owned by Subsidiary	Total Outstanding

Class 1	16,454,319	7,639,481	24,093,800

Class 2	14,218,687	6,401,672	20,620,359

Class 3	31,489,985	13,948,007	45,437,992

Series B Preferred	3,303,700	0	3,303,700

Total	65,466,691	27,989,160	93,455,851

      Documents Incorporated by Reference:
      Portions of the registrant’s Definitive Proxy Statement to be held in conjunction with registrant’s annual meeting of members to be held in June 2005 are incorporated by reference into Part III.

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
Our principal executive offices are located at 2151 Salvio Street, Suite 325, Concord, California, 94520.
Overview
JCM Partners is a limited liability company with activities related to the ownership, development, acquisition, renovation, management, marketing and strategic disposition of multifamily apartment communities and commercial properties in California. Through our wholly-owned subsidiaries, we own 51 properties. Management’s strategy is to be a regional, highly efficient provider of quality apartment communities. We seek to be a market leader by operating a sufficiently sized portfolio of apartments within each of the markets in which we own properties in order to drive down operating costs through economies of scale and management efficiencies.
As of December 31, 2004, our real estate portfolio consisted of:

•	43 apartment complexes with an aggregate of 5,215 units;
•	one office/retail property with 26 tenants and approximately 120,000 square feet;
•	six industrial properties with 21 tenants and approximately 145,000 square feet; and
•	one 16.7-acre site held for future development or sale.
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
In addition, certain expenditures associated with real estate equity investments (principally, mortgage payments, real estate taxes, and maintenance costs) are not necessarily decreased by events adversely affecting our income from the properties. Thus, the cost of operating and holding the properties, or certain of them, may exceed the properties’ resale value and income producing ability, and we therefore may have to borrow funds in order to protect our investment or be required to dispose of the properties, or certain of them, at a loss. Our ability to meet our debt and other obligations, and thereafter to make distributions to our members in accordance with our Operating Agreement and Certificates of Designations, will depend on these and other factors. We are also subject to the rights of our Class 1 and Class 2 holders to require us to redeem their Units in 2007 and 2012, respectively. See “Item 5. Market for Registrant’s Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities — Redemption Rights.”
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
We have focused our activities on those related to the ownership, development, acquisition, renovation, management, marketing and strategic disposition of multifamily apartment communities and commercial properties in California. We currently intend to continue this focus, but our Board of Managers could, without member approval, decide to engage in other activities. Beginning in August 2004, we also began disposing of selected properties to raise funds to purchase Class 1 Units from our members. Similarly, our Board of Managers has broad discretion with respect to our investments and has the power to determine which types of investments are in the best interests of our Company and its members. Although we are not limited by our Operating Agreement, we currently intend to continue our focus on investing in apartment communities and commercial properties in California. We currently hold these properties primarily for capital appreciation and income. However, in connection with the redemption rights of the holders of our Class 1 and Class 2 Units, we may need to sell some of our properties. Although we do not have a policy as to the amount or percentage of assets which will be invested in any specific property, it is our intent to maintain a diversified portfolio of properties.
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
Under the terms of our Operating Agreement, we have the discretion to repurchase or otherwise reacquire Units from our members. In December 2001, our Board of Managers authorized us from time to time to repurchase Units from our members, although we are not obligated to do so. In March 2004, our Board of Managers modified our repurchase guidelines to allow us to repurchase up to $20 million of Units in any single month. In November 2004, our Board of Managers supplemented our repurchase guidelines by adopting the following policies:

•	The Company shall use its best efforts to cause its subsidiary to repurchase Units and Preferred Units at prices that are consistent with the guidelines and any applicable certificates of designations;
•	The Company shall set aside as non-cumulative cash reserves an amount equal to $100,000 each month to fund repurchases of Units and Preferred Units; and
•	The Company shall prioritize available funds for repurchases in the following order:

○	Repurchase of Units and Preferred Units in the case of hardship;
○	Repurchases of Units and Preferred Units that have the most current “put right” to sell their Units or Preferred Units back to the Company; and
○	After satisfaction of the above priorities, all Units and Preferred Units shall be treated equally, except where expressly limited by a certificate of designations (i.e., Series B Preferred Units may not be repurchased for three years from the date of purchase from the Company, except in the case of hardship).
Notwithstanding the above, in connection with our obligations to redeem the Class 1 Units of Members who exercise their Class 1 Unit Put Rights, we, and any of our affiliates, will stop making repurchases of Class 1 Units from the date we mail the Class 1 Exercise Notice (anticipated to be July 20, 2005) until the last day the Class 1 Put Rights may be exercised (September 28, 2005). We, and our affiliates, are doing this should the exercises of the Class 1 Put Rights be subject to Rule 14e-5 of the Exchange Act.
In addition, under guidelines approved by our Board of Managers, we provide information to our members that allow them to contact each other in order to facilitate trading of Units among members. In 2004, through a wholly-owned subsidiary, we repurchased 16,233,773 Class 1 Units, 399,827 Class 2 Units and 830,740 Class 3 Units for an aggregate price of $27,164,000. We paid the same price for repurchases of Class 1, 2 and 3 Units. From January 1, 2005 through March 31, 2005, through a wholly-owned subsidiary, we repurchased an additional 43,574 Class 1 Units, 30,643 Class 2 Units and 102,872 Class 3 Units for an aggregate price of $276,259. We paid the same price for repurchases of Class 1, 2 and 3 Units. As of March 31, 2005, our wholly owned subsidiary owned 7,639,481 Class 1 Units, 6,401,672 Class 2 Units and 13,948,007 Class 3 Units. Pursuant to a resolution of our Board of Managers in March 2004, as our members convert their Units into different Classes of Units, we have a policy of converting Units held by our wholly-owned subsidiary into the same Class of Units, so that our wholly-owned subsidiary will proportionately own the same number of different Classes of Units as those owned by our members.
Effective December 31, 2004, our Series B Preferred Units came into existence when the Certificate of Designations of the Series B Preferred Units (“Series B COD”) was signed by our Chief Executive Officer. Our Board of Managers had approved the issuance of the Series B Preferred Units on November 19, 2004. Our Series B Preferred Units are senior in priority to our Class 1, 2 and 3 Units upon our liquidation or if we are involved in a change of control (as defined in the Series B COD). See Sections 6.2.3 and 6.2.4 of our Description of Securities (as revised March 31, 2005) for further information, which information is expressly incorporated by reference herein. Our Class 1, 2 and 3 Units are senior in priority to our Series B Preferred Units with respect to the payment of mandatory monthly distributions. See Sections 6.2.1 of our Description of Securities (as revised March 31, 2005) for further information, which information is expressly incorporated by reference herein. We issued the Series B Preferred Units in connection with our need to raise capital to finance the Class 1 Unit Put Right.
The Apartment Properties
As of December 31, 2004, our apartment properties consisted of 43 apartment complexes located in the following counties: twenty-one in Sacramento County, five in Solano County, six in Stanislaus County, seven in San Joaquin County and four in Contra Costa County. Subsequent to December 31, 2004, one property located in Contra Costa County has been sold. The majority of these properties are classified as “second tier” or “class B,” meaning that they are considered to be typically well located, older properties in average to good condition. Additional information about these properties can be found under “Item 2 — Properties.”
Revenues from our apartment properties result primarily from rents. These rents are required to be paid on a monthly basis. Our business strategy includes seeking to increase the cash flow generated by our apartment properties through rent increases upon tenant turnover and lease expiration, while maintaining high occupancy rates and prudent management of our operating expenses. Our ability to increase rents is subject to market conditions and general economic conditions. Accordingly, there can be no assurance that we will be able to implement our operating strategy successfully. We do not institute such increases based on a pre-determined range, nor are such increases based on increased services and/or renovations. We will generally make the increased cash flow, if any, available for our operating and capital expenses and cash distributions, but may offer some increased services and/or renovations as determined by market conditions. The average occupancy rate of our apartment properties was 94.6% at December 31, 2004, 94.8% at December 31, 2003, and 95.7% at December 31, 2002.
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
Our employees are responsible for marketing, maintenance and leasing activities at our apartment properties. These employees meet with prospective residents, show models, rent vacant units and strive to maintain contact with current tenants to monitor their level of satisfaction. From time to time, we have employed the services of, and paid customary fees to, apartment locator services and existing tenants for locating prospective tenants. In 2004, we contracted with a vendor to provide call center coverage for our apartment properties on a 24 hour 7 day a week basis to improve contact with prospective renters that seek rental information during non-office hours.
All of our apartment properties are located in developed areas that include other apartment properties serving comparable tenant populations. An increase in the number of competitive apartment properties in a particular area could have a material adverse effect on rents and our ability to maintain occupancy levels. Construction of a significant number of new apartment properties during the last three years in Sacramento and Solano Counties, combined with high unemployment, has had an adverse effect on rents and occupancy levels of our properties located in those counties. In addition, we compete with providers of other forms of multifamily residential properties and single-family housing. Buying or renting single-family housing was the reason given by 39% of residents who moved out of our apartment properties during 2004.
The Commercial Properties
As of December 31, 2004, our commercial properties consist of eight sites in Northern California, including the Concord, California building housing our executive offices. Our commercial properties are located in the following counties: six in Napa County; and one each in Contra Costa County and Solano County. Subsequent to December 31, 2004, one property located in Napa County has been sold. Additional information regarding our commercial properties can be found in “Item 2 — Properties.”
Except for a vacant lot, revenues from our commercial properties are derived primarily from commercial tenants’ rents and common area maintenance charges. The rents are payable monthly.
As with our apartment properties, we seek to increase cash flow at our commercial properties through periodic rent increases for existing tenants according to the terms of their leases, through rent increases at tenant turnover and lease expiration, by maintaining high occupancy rates and through prudent management of our operating expenses. Our ability to increase rents is subject to market conditions and general economic conditions. Accordingly, there can be no assurance that we will be able to implement our operating strategy successfully. Currently, market rates upon lease expiration have been below our lease rates at some of our commercial properties. We do not institute such increases based on a pre-determined range, nor based on increased services and/or renovations. We will generally make the increased cash flow, if any, available for our operating and capital expenses and cash distributions. The average occupancy rate of our commercial properties was 86.2% as of December 31, 2004, 75.4% as of December 31, 2003 and 88.3% as of December 31, 2002.
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
In any given year, 6% to 25% of our existing commercial leases expire. Some tenants will exercise their option to extend the term of the lease, others will sign a new lease and extend their tenancy for an additional multi-year period, and others will vacate their spaces. Rents are adjusted to reflect market conditions for spaces that are vacated or when leases are renewed. Currently, market rates are below some of the rates of expiring leases. Rents are also adjusted to reflect any changes in rental rates associated with a lessee’s option to extend their lease.
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
As a general matter, concern about indoor exposure to mold has been increasing as such exposure has been alleged to have a variety of adverse health effects. As a result, there has been an increasing number of lawsuits in our industry against owners and managers of apartment communities relating to moisture infiltration and resulting mold. Mold growth may occur when excessive moisture accumulates in buildings or on building materials, particularly if the moisture problem remains undiscovered or is not addressed over a period of time. To help limit mold growth, we educate residents about the importance of adequate ventilation and request or require that they notify us when they see mold or excessive moisture. We have established procedures for promptly addressing and remediating mold or excessive moisture from apartment homes when we become aware of its presence regardless of whether we or the resident believe a health risk is present. However, we cannot assure that mold or excessive moisture will be detected and remediated in a timely manner. If a significant mold problem arises at one of our communities, we could be required to undertake costly remediation to contain or remove the mold from the affected community and could be exposed to other liabilities.
The presence of, or the failure to remedy properly, mold or other hazardous substances may adversely affect both occupancy at affected apartment communities and also the ability to sell or finance the affected properties. In addition to the costs associated with investigation and remediation, the presence of mold on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities.
The terms of our property and general liability policies exclude mold-related claims. Should an uninsured loss arise against the Company, we would be required to use our own funds to resolve the issue, including litigation costs. Therefore, we can make no assurance that future liabilities resulting from the presence of, or exposure to, mold will not have a material adverse effect on our financial condition or results of operations. To date, we have not incurred any material costs or liabilities relating to claims of mold exposure or to abatement of mold conditions. However, we are and have been party to alleged moisture infiltration and resulting mold lawsuits at some of our apartment properties. We believe these suits are without merit; nonetheless, in certain instances we have negotiated a settlement with certain of the plaintiffs in an effort to expedite the resolution of their claims and avoid potentially protracted litigation and associated attorney’s fees.
Possible Tax Consequences for Members
Disclaimer
The tax issues associated with the ownership of Units and Preferred Units of JCM Partners are extremely complex and are unique to each member’s own individual tax situation. The following summary of the tax laws may not be applicable to all of our members. Our members should consult their tax advisors concerning their individual tax situations with respect to the federal, state, local and foreign tax consequences arising from their ownership of JCM Partners Units and Preferred Units. For the purposes of this “Possible Tax Consequences for Members,” “Units” means both Units and Preferred Units, except where expressly set forth to the contrary.
Basic Concepts of Partnership Taxation
          Definitions
Definitions for many of the terms used throughout this section can be found at the end of the section.
          Member’s Income
JCM is treated as a partnership for tax purposes. Therefore, the Company is not subject to federal income tax. Instead, it files an annual information return with the Internal Revenue Service. Each member is required to report on the member’s personal tax return the member’s share of each item of Company income, gain, loss, deduction and credit, if any. Member’s taxable amounts may be different from the income, gain, loss, or deduction reported on the Company’s financial statements. During the first quarter of each year, the Company provides each member with a Form K-1 that reports that member’s pro rata share of the Company’s income, gains and/or losses for the previous calendar year. Each member is subject to tax on the member’s share of JCM income, even if no cash is distributed. Members who dispose of some or all of their Units during the year are allocated a pro rata portion of the income, gain, loss, deduction and credit that they would have otherwise received had they held such Units for the entire year. The proration is based on the portion of the Company’s taxable year that elapses prior to the disposition of the member’s Units.
The amount of any loss or deduction that a member may use in computing the member’s tax liability is limited to the member’s adjusted basis in the member’s Units. In other words, a deduction cannot be taken if it would cause the member’s adjusted basis to become negative. Additionally, losses are limited to the amount “at risk” and the amount of income and loss from other passive activities.
          Passive Loss Rules
The tax law restricts the ability of many types of taxpayers (including individuals, most trusts, estates, personal service corporations and closely held corporations) to deduct losses derived from so-called “passive activities.” Passive activities generally include any activity involving a business in which the taxpayer does not actively participate — including membership in limited liability companies such as JCM. For almost all JCM members, their membership interest will be treated as a passive activity. Accordingly, JCM’s income and/or loss will likely constitute passive income and/or loss to its members.
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
IRS regulations provide that similar investments, which are under common control and owned by a pass-through entity such as JCM, are generally treated as a single investment. Accordingly, suspended passive losses derived from an investment in JCM would not be available to members to offset non-passive income from other sources until the sale of all Company properties has occurred or until a member disposed of the member’s entire interest in JCM.
Member’s Basis
          Basic Concepts
The Company maintains a capital account for each member. This capital account is the beginning point in computing a member’s basis in the member’s JCM Units. A member’s adjusted basis in JCM is equal to the amount originally invested in IRM or JCM, plus the cumulative effect of all capital account adjustments reported annually to the investor by both IRM and JCM on Form K-1. More specifically, a member’s adjusted basis is the amount originally invested increased by:

•	Any increases in a member’s allocable share of the Company’s non-recourse debt;
•	The member’s allocable share of the Company’s income or gain (including tax-exempt income); and
•	Any additional contributions to the Company’s capital made by the member;
and decreased by:

•	The member’s allocable share of Company losses;
•	The member’s allocable share of non-deductible expenses;
•	The sum of all cash distributions made to the member; and
•	Any decreases in a member’s share of the Company’s non-recourse debt.
Distributions in excess of a member’s adjusted basis generally will be treated as a gain from the sale of a member’s interest in the Company.
A Member may not deduct from the member’s income, losses in an amount exceeding the member’s adjusted basis. If, in any one tax year, a member’s share of Company losses exceeds the member’s adjusted basis at the end of that year, the excess losses must be carried forward and applied against gains in future years. In general, these suspended losses cease being deductible whenever the member’s adjusted basis drops to zero.
          Non-recourse Debt
Non-recourse debt is any Company liability in which a member has a pro rata interest, but no personal responsibility (e.g. mortgages on JCM properties). Any increase in non-recourse liabilities allocable to a member is treated as a cash contribution by the member and increases the member’s basis. Any decrease in non-recourse liabilities allocable to a member is treated as a cash distribution to the member and decreases the member’s basis (but not below zero). These rules apply even though a member does not contribute or receive actual cash. Distributions in excess of a member’s adjusted basis generally will be treated as a gain from the sale of a member’s interest in the Company.

Sale or Disposition of JCM Property and Member’s Interest
          Tax Treatment of Gains and Losses
The gain or loss on the sale of a member’s Units is the difference between the sale amount and the member’s adjusted basis. This basis includes a pro rata portion of the income, gain, loss, deduction and credit that the member would have otherwise received had it held the transferred Units for the entire year. The proration is based on the portion of the Company’s taxable year that elapses prior to the sale of the member’s Units.
Generally, gain on the sale of Units that have been held for more than 12 months will be taxed as a long-term capital gain. For non-corporate taxpayers, long-term capital gains are taxed at special federal tax rates. For sales prior to May 6, 2003 and after December 31, 2008, long-term capital gains are subject to a maximum federal tax rate of 20% (10% for individuals in the 10% or 15% tax bracket). A lower federal tax rate of 8% (for individuals in the 10% or 15% tax bracket) may apply when the Units were held for more than five years.
For sales after May 5, 2003 and before January 1, 2009, long-term capital gains are subject to a maximum federal tax rate of 15% (5% for individuals in the 10% or 15% tax brackets). For years beginning after December 31, 2007, the long-term capital gains rate is reduced to 0% for the 5% income tax bracket.
A capital loss may generally be used to offset other capital gain in the year of the loss. If an individual taxpayer has a net capital loss in a given tax year, the amount of ordinary income against which he or she may deduct the capital loss is the lower of $3,000 ($1,500 for a married taxpayer filing a separate return) or the net amount of the loss. Capital losses in excess of these limitations may be carried forward to future tax years.
There is a separate federal capital gains tax rate applied to “unrecaptured gain” as described in section 1250 of the Internal Revenue Code. This class of gain includes real property that is subject to an allowance for depreciation. Unrecaptured section 1250 gain is currently subject to tax at a 25% federal rate, rather than the current federal long-term capital gain rate of 15% (5% for individuals in the 10% or 15% tax brackets).
The unrecaptured section 1250 gain tax is computed on the portion of the gain attributable to previously taken depreciation. For example, suppose a person bought a rental unit for $100,000, claimed depreciation deductions over several years of $40,000, thus reducing adjusted basis to $60,000, and then sold it for $130,000. There would be a total gain of $70,000 with the following taxes applying:

•	The difference ($40,000) between what was paid for the property ($100,000) and its depreciated basis ($60,000) would be taxed at the special 25% federal rate.
•	The difference ($30,000) between what was paid for the property ($100,000) and its sales price ($130,000) would be taxed at the 15% federal long-term capital gain rate.
JCM has approximately $130,370,000 of aggregate unrecaptured section 1250 gain (the “Existing Unrecaptured Section 1250 Gain”). This amount reflects dollar-for-dollar reductions for the unrecaptured section 1250 gain that has been recognized by members in connection with sales of members’ Units to third parties (i.e. persons other than JCM or JCM’s wholly-owned subsidiary). Based on the current tax rules, the 25% tax rate on unrecaptured gain does not apply to the redemption of a member’s Units (i.e., the purchase of the Units by either JCM or JCM’s wholly-owned limited liability company subsidiary). Instead, upon the redemption of a member’s Units, the current federal long-term capital gain rate of 15% (5% for individuals in the 10% or 15% tax brackets) applies. JCM may be able to reduce the Existing Unrecaptured Section 1250 Gain to some extent due to the redemptions of members’ Units. However, the rules relating to such potential reduction are complex and the Company has not obtained a tax opinion regarding the amount of Existing Unrecaptured Section 1250 Gain that JCM may reduce as a result of the redemptions of members’ Units. Accordingly, there is no guarantee that the IRS will agree with our interpretation.
Members are subject to paying this special 25% federal tax rate applied to “unrecaptured gain” upon (i) the sale or exchange of a member’s Units to a third party or (ii) JCM’s sale of properties with “unrecaptured gain.” Therefore, upon the sale of a property by JCM, a portion of each member’s allocable share of gain may be subject to the 25% federal tax rate even though members may not actually receive any distribution upon the sale of the property. As discussed above, members whose Units are redeemed are not subject to this 25% tax rate as a result of the redemption. However, because JCM prorates the income, gain, loss, deduction and credit that the member would have otherwise received had they remained a member for the entire year, a member is subject to a possible allocation of unrecaptured section 1250 gain for property sales that occur during a year (even after the redemption of the member’s Units). Depending on the member’s individual circumstances and the application of complex netting rules, a member may not be allowed to offset such allocation of unrecaptured Section 1250 gain against any potential capital loss associated with the redemption of the member’s Units.
Consequences of Exercise of the “Put” Options in 2005 and 2010 and Liquidation in 2007 or 2012
Our Certificate of Designations of Class 1 Units (“Class 1 COD”) gives our Class 1 Unit holders the right to require the Company to redeem some or all of their Class 1 Units on June 30, 2007. The exercise of this right by a sufficient number of Class 1 Unit holders may result in the liquidation of the entire Company under the terms of our Class 1 COD. However, since as of March 31, 2005, we have 16,454,319 Class 1 Units held by members other than our subsidiary, our management views the liquidation of the Company under the terms of the Class 1 COD as unlikely. Our Certificate of Designations of Class 2 Units (“Class 2 COD”) gives our Class 2 Unit holders the right to require the Company to redeem some or all of their Class 2 Units on June 30, 2012. The exercise of this right by a sufficient number of Class 2 Unit holders may also result in the liquidation of the entire Company under the terms of our Class 2 COD. Our management believes that it is too early to make a determination as to whether we would be required to liquidate the Company under the terms of the Class 2 COD. The redemption of Units or the liquidation of the Company will most likely result in gain to the members whose Units are redeemed or liquidated. This gain will be computed in a manner similar to that described above.
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
Capital gains and unrecaptured section 1250 gains associated with the sale of JCM properties will be allocated back to the former Equity Investors to the extent those gains or losses were unrealized at the time of JCM’s formation. These pre-contribution gains are substantial. Therefore, if JCM sold a large number of properties or liquidated entirely, there would be substantial gains allocated back to the original IRM Equity Investors. Any gains since JCM’s formation that are attributed to the appreciation of real property will be divided among all JCM members in accordance with their ownership interests. In connection with the exercise of the “puts” held by holders of Class 1 and Class 2 Units, JCM might be required to liquidate a large number of properties or to liquidate entirely. This action would cause the recognition of pre-contribution gains.
The pre-contribution rules also require the reduction in the difference between the tax basis of Debt Investors and that of Equity Investors through specific allocations of deductions. Section 704(c) of the Internal Revenue Code may require the allocation of depreciation associated with property contributed to a partnership, away from the contributing partner where the member’s capital account reflects an unrealized gain inherent in the contributed property. It is the responsibility of the Tax Matters Partner to select the method for making the allocations under Section 704(c) of the Tax Code. In general, the Tax Matters Partner has elected not to allocate depreciation to members with negative capital account balances.
          Gifts of Units
Generally, no gain or loss is recognized for income tax purposes as a result of a gift of property. However, if a gift of Units is made at a time when a member’s allocable share of non-recourse indebtedness exceeds the member’s adjusted basis in such units, the gifting member will recognize a gain upon the transfer to the extent of such excess. Any such gain will be computed in a manner similar to the tax treatment of gains on the sale of

Units as described above. Gifts of Units may also be subject to a gift tax imposed pursuant to the rules generally applicable to all gifted property.
A gift of Units will not cause any suspended passive losses to become deductible. The recipient’s basis in the gifted Units is the same as the donor’s basis at the time of the gifting, plus any suspended passive losses allocable to the gifted Units. It should be remembered, however, that the recipient’s basis, for purposes of determining loss on a later disposition, cannot exceed the fair market value of the Units on the date of the gift. Consequently, if the sum of the donor’s basis in the Units plus the suspended passive losses associated with those units exceeds the fair market value of the Units, the deductibility of a portion of the suspended losses could be permanently lost.
          Death of a Member
In general, the basis for inherited property is increased or decreased (“stepped up” or “stepped down”) from the decedent’s basis to the asset’s fair market value at the date of the decedent’s death. This adjustment to basis also applies to inherited JCM units. JCM has elected to reflect this adjustment in the tax basis of the property held by the Company. Any gain, loss or deduction associated with this step up or step down is specifically allocated to the member inheriting a deceased member’s JCM interest. To the extent the adjustment is allocated to depreciable property, the inheriting member is specifically allocated any related depreciation. Under current law, the unlimited “step up” in basis on death is scheduled to expire at the end of 2009 and to be replaced with a more limited “step up,” all in conjunction with the repeal of the federal estate tax effective in 2010. However, these rules are currently effective only for one year, in 2010, unless Congress passes additional legislation. Members are urged to discuss the income and estate tax rules with their own tax advisers in light of their varying situations.
JCM’s Treatment of Depreciation and Prepaid Expenses
          Depreciation
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
JCM’s income tax returns may be examined by the Internal Revenue Service or the California Franchise Tax Board. Such examinations may result in the examination of the returns of its members. In an examination audit, various deductions claimed by members on their returns could be disallowed in whole or in part. Such an action would result in an increase in the taxable income or a decrease in the taxable loss of JCM, with no associated increase in distributions with which to pay any resulting increase in the members’ tax liabilities.
Examinations of the Company by the Internal Revenue Service or the California Franchise Tax Board would be conducted at the JCM level in a single proceeding, rather than in separate proceedings with each of JCM’s members. Administrative adjustments to items challenged in an examination can be initiated by JCM’s Tax Matters Partner or by a member. Suits challenging the Service’s determinations may be brought by the Tax Matters Partner or by JCM’s Board of Managers. Only one such action may be litigated. All JCM members generally will be bound by the outcome of final partnership adjustments made by the Internal Revenue Service, as well as the outcome of any judicial review of such adjustments.
          State Tax Returns
JCM has California source income. Therefore, members who are non-residents of California will be subject to tax in California with respect to their share of such income. California law requires JCM to withhold taxes from JCM’s non-resident members who:

•	Do not consent to California’s authority to tax their JCM income by completing a Limited Liability Company Nonresident Members’ Consent (Form 3832);
•	Do not provide withholding waivers; or
•	Have more than $1,500 in California taxable source income during a tax year.
JCM must remit the taxes to the California Franchise Tax Board. Withholding waivers can be obtained by members who file required California income tax returns. It is the responsibility of non-resident members to consult with their tax advisors regarding their California income tax return filing requirements. Many non-resident members may be required to file California income tax returns because of their JCM California source income.
In the past, JCM has declared a voluntary distribution to non-resident members in an amount sufficient to pay this tax. JCM then has paid this amount to the California Franchise Tax Board and has sent JCM’s other members, a cash distribution in an equal and compensating amount per Unit. JCM will not make a similar voluntary distribution in 2005. Currently, JCM does not intend to declare these additional distributions in the future. However, our Board of Managers has the authority to resume these distributions in the future.
As it has in past years, JCM will pay the California Franchise Tax Board the required tax withholding amount on behalf of non-resident Members. JCM plans to recover this tax from those Members over the remainder of the year. So for affected non-resident Members, JCM will begin withholding one-ninth of the total withholding amount paid on each Members’ behalf, starting with their April 2005 monthly distribution, so that each Member will have repaid the Company by the end of the year. If JCM repurchases or redeems Units or Preferred Units from one of these Members prior to the end of the year, the amount paid to that Member will be reduced by any remaining amount due to the Company. If such a Member sells, transfers or gifts Units or Preferred Units to another investor, JCM will require payment of the remaining withholding amount due the Company as part of the transfer paperwork.

JCM will not pay the amounts above on behalf of Managers of JCM who are non-resident Members, due to the limitations created by the Sarbanes-Oxley Act of 2002, should these amounts be treated as “loans” to our Managers and Executive Officers. Instead, Managers who are non-resident Members shall be required to pay JCM these amounts simultaneously or with our payment of these amounts to the California Franchise Tax Board.
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
          Subsidiary Limited Liability Companies
JCM Partners, LLC is the single member in approximately 56 separate entities organized as California limited liability companies (LLCs), of which 51 are providing rental revenues as of December 31, 2004. These LLCs were established at the inception of JCM to hold title to the individual properties. For federal tax purposes these LLCs are disregarded and treated as if they did not exist. In general, California also disregards these entities, but imposes a minimum tax of $800 and a fee on the gross income of a limited liability company. This fee is a function of the LLC’s gross income and currently ranges from $900 where gross income is at least $250,000 to $11,790 where gross income is $5,000,000 or more. For purposes of the California tax returns for years 2000, 2001 and 2002, JCM took the position that these LLCs were mere agents of JCM and, therefore, had no gross income. Based on this, these entities paid the minimum tax but did not pay the LLC fee. The California taxing authorities may not concur with this position. For the year 2003, JCM paid $182,000 based on the gross income for JCM and all of the LLCs. For the year 2004, JCM will pay $184,000 based on gross income for JCM and all of the LLCs. JCM intends to pay the California taxing authorities based on gross income for JCM and the LLCs in future years. JCM may consider restructuring options regarding the LLCs in order to reduce the amount of these fees in the future, although the Company is not currently engaged in any restructuring planning.
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
          Publicly-Traded Partnership
If JCM becomes classified as a “publicly-traded partnership,” we would be taxed as a corporation and our net income could be treated as portfolio income rather than passive income. The application of “publicly-traded partnership” rules to us will be based upon future facts. The IRS may determine that we should be treated as a “publicly-traded partnership” if our Units are readily tradable on a secondary market.

If JCM is classified as a publicly-traded partnership, but substantially all of its income is passive, it will avoid being treated as a corporation. However, in this situation, members would only be allowed to deduct JCM losses against JCM income. Any unused losses would be suspended and carried forward until they are either used against future JCM income or the member disposes of their entire interest in JCM.
Our issuance of the Series B Preferred Units increased our risk of the IRS determining that we should be treated as a “publicly-traded partnership,” since it removed a safe-harbor that we had previously relied upon. However, the application of publicly-traded partnership rules to JCM is based on an analysis of all surrounding facts and circumstances. Based on the advice of our tax advisors, we do not believe that we should be classified as a publicly-traded partnership. However, we have not obtained a legal opinion on this issue and there is no guarantee that the IRS will agree with us.
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
          Alternative Minimum Tax
Members may be subject to alternative minimum tax which could reduce the tax benefits, or increase the tax costs, of owning Units. The effect of the alternative minimum tax upon members depends on their particular overall tax and financial situation. Members should consult with their tax advisor regarding the possible application of this tax.
          Examination of Member Returns
An IRS examination of a member’s return could result in adjustments to items on the return that may or may not be related to JCM. There are special procedures pertaining to examinations of partnership tax returns which may reduce the control members would otherwise have over proceedings concerning any proposed adjustment of their tax items by the IRS. If the IRS determines that a member has underpaid taxes, that member would be required to pay the amount of the underpayment plus interest. Members may also be liable for penalties from the date the tax originally was due.
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

          Positions Taken During the IRM Bankruptcy Proceedings
Due to the history of the IRM entities that preceded the formation of JCM and the lack of specific tax law addressing the related issues, risks remain associated with the tax positions taken during the formation of JCM. Although these positions were believed to be reasonable, neither the taxing authorities nor the courts are bound by them. Therefore, there is a continuing risk that the taxing authorities and courts will not concur with these positions. All these risks were disclosed to the original investors in connection with the Plan of Reorganization that was approved by investors during IRM’s bankruptcy proceedings. JCM believes that any risks inherent in the positions taken during those proceedings apply only to those original investors and not to individuals who have subsequently become JCM members through a cash purchase or investment.
          Series B Preferred Units
The following discussion applies solely to our Series B Preferred Units:
Section 7.4.2.4(b) of the Company’s Operating Agreement provides for a special allocation of income whenever JCM Partners, LLC repurchases or redeems Preferred Units. As a result of this special allocation, Preferred Unit holders may recognize ordinary income on what otherwise might have been characterized as capital gains taxed federally at either a 15% or 25% rate. While JCM Properties, LLC, an affiliate of JCM Partners, LLC, currently repurchases units, there is no guarantee that JCM Partners, LLC may not wish to repurchase units in the future.
Therefore, the Company’s Board of Managers has approved submitting to a vote of the Company’s Members at the next Annual Meeting of Members, a proposal to allow Certificates of Designations to disregard Section 7.4.2.4(b) of the Operating Agreement, which currently requires the special allocation described above. If the Members approve such an amendment, Section 12 of the Series B Certificates of Designations provides that Section 7.4.2.4(b) of the Operating Agreement shall not apply to the Series B Units.
Unless and until this amendment is approved by our Members, holders of Series B Preferred Units will be subject to this special income allocation if they sell their Series B Preferred Units to JCM Partners, LLC instead of to JCM Properties, LLC.
Definitions
          Adjusted Basis
The amount you use to determine your profit or loss from a sale or exchange of property. To determine your adjusted basis for an asset owned directly, start with the original cost. Add your cost of improvements to the original cost and subtract deductions you have taken, such as depreciation.
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
          Publicly-Traded Partnership
A limited partnership, or LLC (normally taxed as a partnership) that has limited partnership or membership interests traded in an organized securities market or a substantial equivalent. Publicly-traded partnerships are taxed as corporations, except under certain circumstances.
          Section 1250
The section of the Internal Revenue Code that deals with depreciable real estate.
          Tax Matters Partner
The partner responsible for representing the partnership in IRS audit proceedings.
Regulatory Matters
Our commercial properties and the rental offices of our residential properties are required to comply with Title III of the Americans with Disabilities Act (“ADA”) to the extent that such properties are public accommodations as defined by the ADA. The ADA requires the removal of structural barriers to the extent that they are readily achievable in older buildings, and building upgrades to current construction standards whenever facilities are modified. The ADA does not, however, consider residential properties, such as our apartment properties, to be public accommodations. Residential common and living areas of apartment complexes are governed by the Fair Housing Act, which also requires certain accommodation for handicapped individuals. To comply with ADA, we have adopted an ADA Compliance Program, which includes an evaluation all properties and a multi-year plan to make readily achievable upgrades to accommodate the disabled. Failing to comply with the ADA could result in imposition of fines or an award of damages to private litigants. If we are required to make material changes to our properties to comply with the ADA our operating results could be materially adversely affected.

Environmental Matters
Under various federal, state and local environmental laws, ordinances and regulations, a current or former owner of real estate may be required to investigate, remove and clean up hazardous or toxic substances or petroleum product releases at such property or may be held liable to governmental entities or to third parties for property or natural resource damage and for investigation, removal, clean-up and other costs incurred by such parties in connection with the contamination. Such laws often impose clean-up responsibility and liability without regard to whether the owner knew of or caused the presence of the contamination. The liability under such laws has been interpreted to be joint and several, unless the harm is capable of apportionment and there is a reasonable basis for allocation of responsibility. Recently, indoor air quality issues, including mold, have been highlighted in the media and the industry is seeing mold claims from apartment residents rising. California state agencies are attempting to assess this issue.
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
Competition
The real estate industry in Northern California is generally fragmented and characterized by significant competition. Numerous developers, owners of apartment, industrial, office and retail properties and managers compete with us in seeking properties for acquisition, development or management and in attracting and retaining tenants. No one competitor owns a majority of the apartment units in any county in which our properties are located. Competition for tenants is principally on the basis of location, physical condition, amenities and rental rates. There are competitors in each area in which we operate that have greater capital resources than we do. In addition, we compete for residential tenants with the housing market. When home mortgage rates are low, as they have been recently, we lose some of our most qualified tenants to home ownership. There can be no assurance that the existence of such competition will not have a material adverse effect on our business, operations and cash flow.
The IRM Bankruptcy Proceedings
As discussed above under “Background,” JCM Partners is the reorganized entity which emerged from the IRM entities bankruptcy proceedings. Pursuant to the plan of reorganization, the assets of the IRM entities were vested in JCM Partners on June 30, 2000. The real estate assets of JCM Partners are held through 51 wholly-owned subsidiaries as of December 31, 2004, all of which are single-asset limited liability companies. The creditors of the IRM entities were divided into classes, as set forth in the plan of reorganization, with Classes 21 through 25 (representing certain investors in the equity and loan partnerships) receiving preferred or common membership interests in JCM Partners in satisfaction of their claims against the IRM entities. The plan of reorganization stated that 100 units (either common or preferred, as applicable) would be issued to these creditors for every $10,000 of their allowed claims (i.e., one unit for every $100 of allowed claim). Creditors in other classes were treated as specified in the plan of reorganization, with many receiving immediate or deferred cash payment of all or part of their claims. None of the IRM entities received any payment or consideration for any claim against, or interest in, another IRM entity.
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
Employees
As of December 31, 2004, we had 205 employees. We consider our relationships with our employees to be good.
Executive Officers of the Registrant
The executive officers of JCM Partners are set forth below:

Name	Age	Offices

Gayle M. Ing	55	Manager, Chief Executive Officer, President, Secretary and Tax Matters Partner
Michael W. Vanni	65	Manager and Chairman of the Board
Marvin J. Helder	55	Manager and Vice Chairman of the Board
Brian S. Rein	47	Chief Operating Officer and Director, Property Management
Cornelius Stam	57	Chief Financial Officer and Director, Property Management

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
Marvin J. Helder has been a manager of JCM Partners and Vice Chairman of our Board since June 2000. Mr. Helder has been the President of Helder Construction, a commercial and residential construction and property management company, for the past nine years.
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

Item 2.	Properties
Through our wholly-owned subsidiaries, we own 51 properties.
As of December 31, 2004, our real estate portfolio consisted of:

•	43 apartment complexes with an aggregate of 5,215 units;

•	one office/retail property with 26 tenants and approximately 120,000 square feet;

•	six industrial properties with 21 tenants and approximately 145,000 square feet; and

•	one 16.7-acre site held for future development or sale.
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

The table below sets forth general information relating to the properties owned by our subsidiaries at December 31, 2004. Net book value is the gross carrying value (reorganization value plus cost of land, buildings and improvements subsequent to reorganization) of real estate investments and real estate investments held for sale less accumulated depreciation. All of the properties are suitable for the purpose for which they are designed and are being used. None of our properties accounted for 10% or more of our assets or accounted for 10% or more of our gross revenues during the year ended December 31, 2004.
Summary of Real Estate Holdings

							Average
							Monthly
							Rental Rates
							for the Year
		Number of	Percentage of				Ended	Average
	Number of	Apartment	Net Book	Net Book		Physical	December 31,	Unit Size
Properties	Properties	Units	Value	Value	Encumbrances	Occupancy(A)	2004(B)	(Square feet)

Residential Apartments by Geographic Markets
Sacramento, CA	21	2,805	45.8%	$104,242,363	$96,957,050	94.8%	$745	736
Stockton, CA	3	469	6.8%	15,322,229	15,217,877	95.3%	745	804
Modesto/ Turlock, CA	6	704	10.9%	24,776,932	24,468,259	93.5%	723	774
Tracy/ Manteca, CA	4	454	9.3%	21,228,368	18,093,279	95.8%	820	721
Fairfield/ Vacaville, CA	5	634	14.1%	32,104,425	18,342,763	93.8%	947	752
Concord/ Antioch, CA	4	149	4.1%	9,437,076	8,412,309	94.6%	924	657

Total Residential Apartments	43	5,215	91.0%	$207,111,393	$181,491,537	94.6%	$778	746
Commercial Properties(C)	8	N/A	9.0%	20,377,420	13,766,299	86.2%	N/A	N/A

Total All Properties	51	5,215	100.0%	$227,488,813	$195,257,836	93.2%	$778	746

(A)	Physical occupancy as of the last Monday of the period.

(B)	Average monthly rent is calculated as the contract rent plus estimated market rent for vacant apartment homes, divided by the number of apartment homes.

(C)	Includes seven commercial properties and one parcel of land.
None of our residential tenants occupy 10% or more of any individual property’s rentable square footage. Fifteen of our commercial tenants occupy 10% or more of an individual property’s rentable square footage. The principal nature of the businesses of our commercial tenants include sausage manufacturing, counseling, construction, publishing, plumbing supplier, dry cleaning, insurance and various facets of the wine industry including wine production and cork and label suppliers. Additional principal businesses carried on at our eight commercial properties include accounting, financial, food and retail service, home building, technology, property management services and engineering. For those tenants that occupy 10% or more of an individual property, such existing leases expire beginning March 31, 2006 and at varying times through April 8, 2009. Each lease provides for annual rental payments of between $38,000 and $377,000, with the average annual payment equaling $135,800. Six of such leases contain no renewal options. One lease has a two-year option which includes a CPI increase of 3 to 6%. One lease includes two three-year options; the first in which the rent will increase by 4%, the second in which rent will be at market rate. Three leases include a five-year renewal option. Of those, one tenant’s option is a choice of a 4% increase or market rate, one tenant’s option has a CPI increase of 3 to 5% and the third tenant’s option is at market rates. Two leases include two five-year renewal options at market rate for both tenants.

The following table sets forth occupancy information for the last five years by sub-markets for the properties owned by our subsidiaries at December 31 of each year.
Historical Occupancy(A)

Properties	2004	2003	2002	2001	2000

Residential Apartments:
Sacramento	94.8%	94.9%	95.9%	95.6%	96.2%
Stockton	95.3%	93.2%	95.4%	96.1%	97.9%
Modesto/ Turlock	93.5%	94.3%	95.3%	94.9%	96.8%
Tracy/ Manteca	95.8%	95.4%	93.2%	93.0%	94.7%
Fairfield/ Vacaville	93.8%	96.1%	97.8%	92.0%	95.3%
Concord/ Antioch	94.6%	94.0%	93.1%	88.8%	95.3%

Total Residential Apartments	94.6%	94.8%	95.7%	94.6%	96.2%
Commercial Properties	86.2%	75.4%	88.3%	82.0%	88.1%

Total All Properties	93.2%	91.1%	94.3%	92.2%	94.6%

(A)	Physical occupancy as of the last Monday of the year for properties owned as of December 31 of each year.
The following table sets forth the average rent per square foot by sub-market for the last five years for the properties owned by our subsidiaries at December 31 of each year.
Average Monthly Rent per Square Foot(A)

Properties	2004	2003	2002	2001	2000

Residential Apartments:
Sacramento	$1.01	$1.01	$0.98	$0.94	$0.85
Stockton	0.93	0.91	0.88	0.84	0.76
Modesto/ Turlock	0.93	0.94	0.93	0.90	0.80
Tracy/ Manteca	1.14	1.14	1.17	1.19	1.12
Fairfield/ Vacaville	1.26	1.24	1.24	1.20	1.11
Concord/ Antioch	1.42	1.36	1.40	1.47	1.36

Total Residential Apartments	1.04	1.04	1.03	0.99	0.91
Commercial	1.28	1.26	1.27	1.21	1.11

Total All Properties	1.06	1.06	1.04	1.01	0.92

(A)	Average monthly rent per square foot is contract rent for occupied units plus estimated market rent for vacant units divided by total rentable square feet for properties owned as of December 31 of each year.

The following sets forth a summary of tax information for the properties owned by our subsidiaries at December 31, 2004:
Summary Tax Information for the Properties

				Average Life
				Claimed
Residential				with
Apartments by	Adjusted Federal	Average Real	Annual Realty	Respect to
Geographic Markets	Tax Basis	Estate Tax	Taxes	Depreciation

Sacramento, CA (21 properties)	$40,972,176	1.08	$1,599,906	28
Stockton, CA (3 properties)	$10,880,816	1.03	$283,314	23
Modesto/ Turlock, CA (6 properties)	$13,175,865	1.05	$366,180	32
Tracy/ Manteca, CA (4 properties)	$9,615,441	1.00	$275,139	25
Fairfield/ Vacaville, CA (5 properties)	$11,268,779	1.10	$479,664	35
Concord/ Antioch, CA (4 properties)	$2,902,615	1.05	$157,691	33
Commercial (8 properties)	$19,183,835	1.08	$278,203	34

Total (51 properties)	$107,999,527		$3,440,097

Item 3.	Legal Proceedings
We are subject in the normal course of business to various legal proceedings in which claims for monetary or other damages may be asserted against us. Management does not believe any such legal proceedings are material.
We have obtained a court judgment against a tenant who vacated one of our commercial properties prior to the scheduled termination date in the lease. The judgment was for unpaid rent and additional charges for a total of approximately $1,100,000 which is not included as accrued revenues in the consolidated statement of operations. The tenant has posted a bond and filed an appeal. We are awaiting a hearing date. The Company believes the tenant is solvent. The costs of the litigation, $195,000 in 2003 and $219,000 in 2004, are included in operating and maintenance expenses in the consolidated statements of operations

Item 4.	Submission of Matters to a Vote of Security Holders
None.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities
Market Information
There is no public trading market for any of our Classes of Units or series of Preferred Units and there can be no assurance that a market will ever develop for any of our Classes of Units or series of Preferred Units.
Holders
As of March 31, 2005, there were holders of record of our Units and Preferred Units as follows:
      Class 1: Approximately 280 holders.
      Class 2: Approximately 200 holders.
      Class 3: Approximately 290 holders.
      Series B Preferred: Approximately 15 holders.

Since our Class 1 Units are registered under the Exchange Act, we are required to file annual, quarterly and other reports with the SEC. It is possible that certain of our other classes of Units may be treated under Section 12(g)(5) of the Exchange Act as the same class of Units as our Class 1 Units. If a sufficient number of Class 1 Unit holders put all of their Class 1 Units to us pursuant to the Class 1 Put Rights, we may have less than 300 holders of record of our Class 1 Units (as determined under Section 12(g)(5) of the Exchange Act). In addition, if holders convert their Class 1 Units into other classes of Units, including Class 2 and 3 Units and any other classes of Units that the Board might create; we may in the future have less than 300 holders of Class 1 Units (as determined under Section 12(g)(5) of the Exchange Act). Under these circumstances, we could become eligible to cease filing reports with the SEC upon the filing of a Form 15 with the SEC. Unless the SEC denies termination of our registration pursuant to procedures under Section 12(g)(4) of the Exchange Act, we would not be required to file with the SEC annual reports, quarterly reports and proxy statements as currently required by SEC rules. We could cease filing these SEC reports and Members may receive more or less information about the Company and our financial condition, liquidity and results of operations. We currently provide our holders of Class 2 and 3 Units and Series Preferred B Units the same information we provide to our holders of Class 1 Units. Given the costs of being a public company, we may file a Form 15 with the SEC when it is deemed advisable by our Board of Managers.
Recent Sales of Unregistered Securities
We did not sell any securities during 2002, 2003 or 2004 that were not registered under the Securities Act. At our 2003 annual meeting of members, our members approved a change to our Operating Agreement that authorizes the Board of Managers to create multiple Classes of Units with differing terms. Pursuant to this authority, we created Class 2 Units, Class 3 Units and Series B Preferred Units. Under the terms of our Class 1 Units, holders of our Class 1 Units are currently able to convert their Class 1 Units into either Class 2 Units or Class 3 Units. During the last quarter of 2003, we began receiving Unit Conversion Forms from holders of Class 1 Units to convert their Class 1 Units into either Class 2 Units or Class 3 Units. Effective January 1, 2004, we converted the Class 1 Units submitted during 2003 for conversion to Class 2 Units or Class 3 Units. During 2004, we converted 19,212,208 Class 1 Units to Class 2 Units; 36,627,458 Class 1 Units to Class 3 Units and 1,687,746 Class 2 Units to Class 3 Units. We did not receive any consideration in connection with the conversions, other than the Class 1 or 2 Units, which effective upon their conversions assumed the status of authorized but unissued Units. All conversions of Units become effective the first of the month after a properly completed Conversion Form and any other required documentation is received by us. A sample of our Unit Conversion Form was filed with the SEC as Exhibit 99.1 to our Form 8-K, dated October 27, 2003. None of our Classes of Units may be converted into our Series B Preferred Units.
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
We originally filed information with the SEC regarding our Class 2 Units and Class 3 Units on a Form 8-K, dated October 15, 2003. See our Description of Securities filed as Exhibit 99.1 thereto and our Summary of Operating Agreement filed as Exhibit 99.2 thereto. We filed an updated Description of Securities (as revised September 22, 2004) and an updated Summary of Operating Agreement (as revised September 22, 2004) on a Form 8-K, dated September 30, 2004, as exhibits 99.1 and 99.2, respectively. In addition, in connection with our issuance of Series B Preferred Units, we filed an updated Description of Securities (as revised March 31, 2005) on a Form 8-K, dated March 31, 2005. Our Description of Securities (as revised March 31, 2005) and our Summary of Operating Agreement (as revised September 22, 2004) are collectively referred to as the “Securities Disclosure Documents.”
The conversion rights of our Class 1, 2 and 3 Units and Series B Preferred Units are set forth in Sections 4.1.8, 4.2.8, 4.3.5 and 6.2.6 of the Description of Securities, which are expressly incorporated by reference herein.

Purchases of Equity Securities
The table below summarizes our repurchases of equity securities during the fourth quarter of 2004.
Issuer Purchases of Equity Securities

				Approximate Dollar
			Total Number of Units	Value that May Yet
			Purchased as Part of	Be Purchased Under
	Total Number of Units	Average Price	Publicly Announced	the Plan or
Period	Purchased(1)	Paid per Unit	Plans or Programs	Programs(2)

October 1-31, 2004	5,246,962 Class 1	$1.56	21,029,539	$20,000,000	(3)(4)
	107,013 Class 2	$1.56	349,827
	131,048 Class 3	$1.56	609,970
November 1-30, 2004	1,381,569 Class 1	$1.56	22,411,108	$20,000,000	(3)(4)
	50,000 Class 2	$1.56	399,827
	114,535 Class 3	$1.56	724,505
December 1-31, 2004	4,170,396 Class 1	$1.56	26,581,504	$20,000,000	(3)(4)
	0 Class 2	$0.00	399,827
	106,235 Class 3	$1.56	830,740
Total Fourth Quarter	10,798,927 Class 1	$1.56	26,581,504	$20,000,000	(3)(4)
	157,013 Class 2	$1.56	399,827
	351,818 Class 3	$1.56	830,740

(1)	Only our Class 1 Units are registered under the Exchange Act.

(2)	In addition to the Units that may be repurchased as described in footnote 3 below, the Company is obligated to redeem Class 1 and Class 2 Units that are put to the Company in accordance with the put rights of the Class 1 and Class 2 Units, respectively. See the Company’s Description of Securities, as revised March 31, 2005 (“Revised Description of Securities”), previously filed with the SEC. In addition, upon a change of control of the Company, as defined in the Series B COD, the Company is obligated to repurchase the Series B Preferred Units. See the Company’s Description of Securities, as revised March 31, 2005 (“Revised Description of Securities”), previously filed with the SEC.

(3)	In March 2004, the Board of Managers authorized the repurchase of up to $20,000,000 of Units in any given month, superceding the previous authorization set in December 2001. The authorization will remain in effect until modified or terminated by the Board of Managers. The Company, through its wholly-owned subsidiary, may repurchase its Units from Members, when opportunities exist to buy at prices which are consistent with the Company’s Unit Repurchase Guidelines. Under this authorization and its guidelines, the Company will deduct $0.40 per Unit, representing “all anticipated costs and expenses (including but not limited to the estimated costs and expenses of liquidating all of the Company’s properties),” when determining the maximum amount that the Company might be willing to pay. See Frequently Asked Questions 1.6 and 1.7 in the Company’s Revised Description of Securities. Units redeemed by the Company pursuant to the Class 1 or Class 2 Put Rights will not be counted against the $20,000,000 of funds available for repurchase under this program. In November 2004, our Board of Managers supplemented our repurchase guidelines by adopting the following policies:

•	The Company shall use its best efforts to cause its subsidiary to repurchase Units and Preferred Units at prices that are consistent with the guidelines and any applicable certificates of designations;

•	The Company shall set aside as non-cumulative cash reserves an amount equal to $100,000 each month to fund repurchases of Units and Preferred Units; and

•	The Company shall prioritize available funds for repurchases in the following order:

○	Repurchase of Units and Preferred Units in the case of hardship;

○	Repurchases of Units and Preferred Units that have the most current “put right” to sell their Units or Preferred Units back to the Company; and

○	After satisfaction of the above priorities, all Units and Preferred Units shall be treated equally, except where expressly limited by a certificate of designations (i.e., Series B Preferred Units may not be repurchased for three years from the date of purchase from the Company, except in the case of hardship). Notwithstanding the above, in connection with our obligations to redeem the Class 1 Units of Members who exercise their Class 1 Unit Put Rights, we, and any of our affiliates, will stop making repurchases of Class 1 Units from the date we mail the Class 1 Exercise Notice (anticipated to be July 20, 2005) until the last day the Class 1 Put Rights may be exercised (September 28, 2005). We, and our affiliates, are doing this should the exercises of the Class 1 Put Rights be subject to Rule 14e-5 of the Exchange Act.

(4)	From September 1, 2004 through December 1, 2004, our wholly-owned subsidiary purchased all of the 10,100,175 Class 1 Units collectively owned by Barnabas Foundation (“Barnabas”) and Christian Reformed Home Missions (“CRHM”) in all cash transactions at $1.56 per Class 1 Unit. Our managers, Henry Doorn, Jr. and Kenneth Horjus are affiliated with Barnabas and CRHM. See our Form 8-K (August 19, 2004 event date) filed with the SEC related to these transactions. On October 1, 2004, our wholly-owned subsidiary purchased 339,561 Class 1 Units owned by Neal Nieuwenhuis, one of our managers in an all cash transaction at $1.56 per Class 1 Unit. All of these transactions counted against our $20,000,000 monthly authorization described in note 3 above.
Distributions
Distributions for the Past Two Years
Pursuant to the terms of our Class 1 Units, we are required to pay a monthly mandatory distribution equal to 1/12 of $0.0775 ($0.006458) per Class 1 Unit. In addition, in December 2002 our Board of Managers declared a voluntary monthly distribution, to be paid in addition to the mandatory monthly distribution on an ongoing basis, of 1/12 of $0.0025 ($0.00021) per Class 1 Unit. Accordingly, in 2003 and 2004 we paid each month distributions of $0.00667 per Class 1 Unit. We issued Class 2 and Class 3 Units beginning on January 1, 2004 in connection with conversions of Class 1 and Class 2 Units. Pursuant to the terms of our Class 2 Units, we are required to pay a monthly mandatory distribution equal to 1/12 of $0.08 ($0.006667) per Class 2 Unit. Pursuant to the terms of our Class 3 Units, we are required to pay a monthly mandatory distribution equal to 1/12 of $0.0825 ($0.006875) per Class 3 Unit. We are required to pay our Class 2 and 3 Units the same voluntary distribution that we pay to the Class 1 Units. Accordingly, in 2004, we paid each month distributions of $0.006875 and $0.0070835 per Class 2 and Class 3 Unit, respectively.
In addition, in April 2004 and April 2003 we made distributions, ratified in June of these years, of $0.00493 and $0.00710 per Unit (except for Units held by our wholly-owned subsidiary), respectively, to offset state income tax liabilities incurred by our members in 2003 and 2002 due to their ownership interests in JCM. These payments were made either to members directly or to the California Franchise Tax Board on their behalf. We will not be making a similar distribution in 2005 to offset state income tax liabilities incurred by our members in 2004. In addition, we do not currently intend to make such voluntary tax distributions in future years. See “Part I, Item 1. Business — Possible Tax Consequences for Members — State Tax Returns.”
We did not have any Class 2 or Class 3 holders of record in 2003, since the first conversions of Class 1 Units to Class 2 or Class 3 Units were effective January 1, 2004. Accordingly, we did not make any distributions to holders of Class 2 or Class 3 Units during 2003. We did not have any Series B Preferred Units outstanding in 2003 or 2004, and, accordingly, we did not pay any distributions to the holders of Series B Preferred Units during those years.
Distributions Required by Our Operating Agreement and Certificates of Designations

Class 1 Units
Distributions to holders of our Class 1 Units required by our Operating Agreement and Class 1 COD are described in Sections 4.1.1 and 4.1.2 of our Description of Securities (as revised March 31, 2005), which is expressly incorporated by reference herein.

Class 2 Units
Distributions required to holders of our Class 2 Units by our Operating Agreement and Class 2 COD are described in Sections 4.2.1 and 4.2.2 of our Description of Securities (as revised March 31, 2005), which is expressly incorporated by reference herein.

Class 3 Units
Distributions required to holders of our Class 3 Units by our Operating Agreement and Class 3 COD are described in Sections 4.3.1 and 4.3.2 of our Description of Securities (as revised March 31, 2005), which is expressly incorporated by reference herein.

Additional Distributions
Our Board of Managers may declare additional distributions for Units on a Class-by-Class basis, provided that no Class of Units may receive an additional distribution that is double the additional distribution declared for any other Class of Units on a per-Unit annualized basis. However, we must pay the Class 2 and Class 3 Units at least the same amount of additional distributions that we pay on our Class 1 Units on a per Unit basis. In addition, we must pay the Series B Preferred Units at least the same amount of additional distributions that we pay our Class 3 Units.

Priority in Payment
Our Board of Managers may not create a Class of Units with a right to receive a priority in payment upon our liquidation or dissolution over any other Classes of Units that may be in existence. However, this provision does not affect our Board of Managers’ ability to create Preferred Units with a right to receive a priority in payment upon our liquidation over the Class 1, Class 2, Class 3 or any other Class of Units. Our Series B Preferred Units have a priority in payment upon our liquidation over the Class 1, Class 2, Class 3 or any other Class of Units. See Section 6.2.4 of our Description of Securities (as revised March 31, 2005), which is expressly incorporated by reference herein. If we have a shortfall in our ability to pay distributions when due to Class 1, Class 2 and Class 3 Units, then Class 1, Class 2 and Class 3 Units will share in any shortfalls on a pro-rata basis. Our Series B Preferred Units are subordinate to the rights of our Class 1, Class 2 and Class 3 Units with respect to the payment of mandatory distributions, except upon our liquidation. See Sections 6.2.1 and 6.2.4 of our Description of Securities (as revised March 31, 2005), which is expressly incorporated by reference herein.
Redemption Rights

Class 1 Units
Our Class 1 COD provides that, each holder of Class 1 Units as of June 30, 2005 will have the right to require us to redeem all or, if so elected by the holder, a portion, of his or her Class 1 Units on June 30, 2007. See Article 1 and Sections 4.1.3 through 4.1.6 of our Description of Securities (as revised March 31, 2005), which are expressly incorporated by reference herein for further information regarding these rights.

Class 2 Units
Our Class 2 COD provides that, except as set forth below, each holder of Class 2 Units as of June 30, 2010, will have the right to require us to redeem all, of if so elected by the holder, a portion, of his or her Class 2 Units on June 30, 2012. See Article 1 and Sections 4.2.3 through 4.2.6 of our Description of Securities (as revised March 31, 2005), which are expressly incorporated by reference herein for further information regarding these rights.

Class 3 Units
The holders of Class 3 Units do not have a Put Right similar to the Class 1 Units or Class 2 Units, or any other right to require JCM to redeem their Class 3 Units.

Series B Preferred Units
The holders of Series B Preferred Units have a put right upon our change of control (as defined in the Series B COD). See Section 6.2.3 of our Description of Securities (as revised March 31, 2005), which is expressly incorporated by reference herein for further information regarding this right. In addition, if we dissolve, we are required to redeem the Series B Preferred Units. See Section 6.2.4 of our Description of Securities (as revised March 31, 2005), which is expressly incorporated by reference herein for further information regarding this obligation.
Additional Information Regarding our Units and Preferred Units
Additional information regarding the other rights of our Units and Preferred Units are set forth in our Securities Disclosure Documents on file with the SEC.
Securities Authorized for Issuance under Equity Compensation Plans.
We have no compensation plans under which equity securities are authorized for issuance.

Item 6.	Selected Financial Data
We were organized as a Delaware limited liability company on May 15, 2000 and commenced operations as JCM Partners, LLC, the successor company to the IRM entities, on June 30, 2000.
The following table sets forth selected financial data for JCM Partners for the years ended December 31, 2004, 2003, 2002 and 2001 and as of December 31, 2004, 2003, 2002 and 2001. From January 1, 2001 through December 31, 2003, we did not have any Class 2 or Class 3 Units outstanding. From January 1, 2001 through December 31, 2004, we did not have any Series B Preferred Units outstanding.

	Year Ended	Year Ended	Year Ended	Year Ended
	December 31, 2004	December 31, 2003	December 31, 2002	December 31, 2001

Rental revenue from continuing operations	$50,204,702	$50,044,157	$48,795,881	$46,469,996
Rental revenue from discontinued operations	$2,309,124	$3,122,099	$4,259,650	$3,339,463
Net income (loss) before discontinued operations	$630,943	$(33,429)	$(514,026)	$1,101,657
Income (loss) from discontinued operations	$5,281,115	$1,607,372	$1,076,946	$(33,554)
Total net income	$5,912,058	$1,573,943	$562,920	$1,068,103
Net income per Unit	$0.08	$0.02	$0.01	$0.01
Distributions to Class 1 Unit holders	$3,135,056	$7,167,503	$6,572,892	$2,584,870
Distributions to Class 2 Unit holders	$924,858
Distributions to Class 3 Unit holders	$2,446,597
Total Distributions to Unit Holders	$6,506,511	$7,167,503	$6,572,892	$2,584,870

	December 31, 2004		December 31, 2003		December 31, 2002		December 31, 2001

Total assets	$243,550,507		$259,326,848		$269,443,343		$274,444,850
Total long-term debt	$195,257,836		$185,461,243		$185,768,625		$179,701,686
Mandatory distributions payable to Redeemable Class 1 Unit holders	$0	(A)	$0	(A)	$0	(A)	$17,449,769
Redeemable Class 1 Units	17,026,042	(B)	79,804,420	(B)	83,519,494	(B)	90,152,151
Mandatory distributions payable to Redeemable Class 2 Unit holders	$0	(C)	N/A		N/A		N/A
Redeemable Class 2 Units	14,280,506	(B)	N/A		N/A		N/A
Mandatory distributions payable to Class 3 Unit holders	$0	(D)	N/A		N/A		N/A
Class 3 Units	31,033,532	(B)	N/A		N/A		N/A

(A)	Pursuant to an amendment to our Operating Agreement approved by our Members on May 22, 2002, we were required under the terms of our Operating Agreement to pay mandatory monthly distributions to our Class 1 Unit holders in an amount equal to 1/12 of $0.0775 per Class 1 Unit. This provision is now set forth in our Class 1 COD. However, since this distribution is not required to be paid upon our dissolution, change of control, merger or consolidation, it is not reflected as a liability in the above table for 2002 and the years thereafter.

(B)	Excludes Class 1, 2 and 3 Units owned by our wholly-owned subsidiary.

(C)	Our Class 2 COD requires us to pay mandatory monthly distributions to our Class 2 Unit holders in an amount equal to 1/12 of $0.08 per Class 2 Unit. However, since this distribution is not required to be paid upon our dissolution, change of control, merger or consolidation, it is not reflected as a liability in the above table.

(D)	Our Class 3 COD requires us to pay mandatory monthly distributions to our Class 3 Unit holders in an amount equal to 1/12 of $0.0825 per Class 3 Unit. However, since this distribution is not required to be paid upon our dissolution, change of control, merger or consolidation, it is not reflected as a liability in the above table.
The following table sets forth selected financial data, not excluding discontinued operations, for the properties owned by JCM Partners, LLC for six months ended December 31, 2000 and for the properties owned by IRM entities for the period from January 1, 2000 to June 29, 2000.

		Period from
	Six Months Ended	January 1,
	December 31,	2000 to
	2000	June 29, 2000

Rental revenue	$23,397,831	$21,221,841
Direct operating expenses:
Operating and maintenance	6,378,529	7,041,143
Real estate taxes and insurance	1,914,166	1,712,210
Utilities	1,841,681	1,822,209

Total direct operating expenses	10,134,376	10,575,562

Rental revenue in excess of direct operating expenses	$13,263,455	$10,646,279

Basis of Presentation of IRM Entities’ Operations
The foregoing combined statement of operations data presents operating results of the properties owned by the IRM entities for the period from January 1, 2000 to June 29, 2000. This data was prepared pursuant to SEC Regulation S-X, Rule 3-14, “Special instructions for real estate operations to be acquired.” Accordingly, the presentation excludes certain items not comparable to the future operations of the property, such as mortgage interest, leasehold rental, depreciation and corporate expenses.
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
In a continuing challenging economic environment, total rental revenues from our continuing operations increased $161,000 year-over-year for the year ended December 31, 2004. The rental revenue increase was primarily from our continuing residential properties and was partially offset by a slight decrease in our continuing commercial properties. Approximately 94% of total rental revenues from continuing operations came from continuing residential properties and 6% from continuing commercial properties. We expect very little, if any, rental revenue growth in 2005 from our continuing operations as some of our residential markets have been experiencing increased supply from new construction and both our residential and commercial markets have been experiencing slow to non-existent employment growth, dampening the demand for both rental housing and office space.
We realized a net income of $5,912,000 for the year ended December 31, 2004, an increase of $4,338,000 from the year ended December 31, 2003, primarily due to gain on sales realized from properties sold in 2004. For accounting purposes, gain on sales is the sale price, minus the costs of the sale and minus net book value.
One commercial property and three residential properties were sold during 2004. Management responded to the continuing significant vacancies in the San Francisco office sub-market and listed our San Francisco office property for sale during May 2003 at which time we also designated the property as a real estate investment held for sale. The building was sold in December 2004 for $4,900,000 realizing a gain on sale of $3,000. As part of the sale transaction, we carried back a promissory note in the amount of $3,000,000 with monthly interest only payments at 6% per annum. The promissory note, secured by a deed of trust on the property in a first lien position, is due and payable on June 23, 2006.
In August 2004, we sold a property consisting of 48 individual condominiums in Modesto, California for $3,300,000 resulting in a gain on sale of approximately $1,692,000. As part of the sales transaction, we carried back a promissory note in the amount of $1,300,000 with monthly interest only payments at 8% per annum. The principal payments on the promissory note are due and payable as portions of the property are sold, with the entire balance due and payable on June 30, 2007. The promissory note is secured by a deed of trust on the property in a first lien position and provides for partial releases as portions of the property are sold.
In October 2004, we sold a 14 unit property in Stockton, California for $1,200,000 resulting in a gain on sale of $647,000.
In December 2004, we sold a 84 unit property in Antioch, California for $7,325,000 resulting in gain on sale of $3,065,000.
In May 2004, the Company entered into an Option Agreement to sell our undeveloped land in Vallejo, California for $500,000. The carrying amount of the asset (real estate investments held for sale) of the property was $500,000 at December 31, 2004. There is no debt on the property. In March 2004, we recorded a $250,000 charge for loss on impairment of assets so the carrying value reflects the sale price as negotiated in the Option Agreement.
We believe we have made extensive progress in our rehabilitation and deferred maintenance programs and believe they are essential to realizing the full income potential of our properties. In accordance with our accounting policies on capital expenditures, certain of these improvements are expensed and are included as operating and maintenance expenses, rather than being capitalized. The improvements that we expensed include appliance and fixture replacements, window coverings, exterior painting, asphalt repairs and seal coating, major roof repairs and coatings, major carpentry repairs to balconies, siding and fencing, major landscaping projects and swimming pool resurfacing. These improvements were $3,143,000 in 2004, $4,825,000 in 2003 and $4,200,000 in 2002 for continuing operations. We expect to spend approximately $2,597,000 in 2005 for these items. We also capitalized various capital improvements (which includes such items as new carpet and vinyl flooring, new fencing, new roofs, new monument signs, new HVAC units and commercial tenant improvements). We had capital improvements of $2,353,000 in 2004, $1,687,000 in 2003 and $3,089,000 in 2002 for continuing operations. We are expecting to spend approximately $2,319,000 for capital improvements in 2005.
As a result of our ongoing long term debt refinancing strategy, the Company reduced its interest expense by approximately $303,000 in 2004 compared to 2003 even though the principal balances of our mortgages payable increased by $9,797,000 between December 31, 2004 and December 31, 2003. The weighted average interest rate for our mortgage debt was 5.87%, 6.13% and 6.57% at the end of 2004, 2003 and 2002 respectively.
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
The capitalization rate is a shorthand term for the relationship between a buyer’s estimate of the property’s first year of net operating income and the price the buyer is willing to pay. For example, if a buyer expects a property to earn $1,000,000 in net operating income in its first year of operations and the buyer is seeking an 8% capitalization rate, then the buyer would be willing to pay $12,500,000 for the property (i.e., an 8% return on $12,500,000 is $1,000,000). A decrease in the capitalization rate to 7.5 % in this example would increase the property’s value to $13,333,000 and an increase in the capitalization rate to 8.5% in this example would decrease the property’s value to $11,765,000. Accordingly, a 1/2% point change in the capitalization rate would affect the property’s value by approximately 6%.
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
Although we cannot predict the sales market for income producing properties, we believe that in connection with the Class 1 Put Rights, the Company’s properties may be appraised at or near the top of a sellers’ market, in part due to purchases by buyers in the current market that may be deemed unusually high relative to recent historical capitalization rates in the markets in which our properties are located. Therefore, it is likely that the appraised values for our properties in connection with the Class 1 Unit Put Rights may result in appraised values that (i) could be substantially higher than values used by us in determining the price we are willing to pay for Units under our repurchase program and (ii) reflect low capitalization rates or high gross rent multipliers, relative to both historical and possible future rates. Accordingly, we can give no assurance that the appraised values for our properties, which we will obtain during the second quarter of 2005, will be an accurate assessment of the future value of our properties.
Critical Accounting Policies
The accompanying discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance accounting principles generally accepted in the United States (US GAAP). The preparation of these financial statements requires management to make estimates and judgments that affect the reported amount of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We base our estimates and judgments on historical experience, industry practices and on various other assumptions that we believe are reasonable under the circumstances. However, future events are subject to change and the best estimates and judgments routinely require adjustment.
We believe the following critical accounting policies, in addition to those described in Note 2 to our financial statements, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.
Depreciation of Properties
Our rental properties are carried at reorganization value plus improvements less accumulated depreciation. Depreciation is calculated using the straight-line method. The estimated useful lives for the properties range from 20 to 40 years for buildings and from 5 to 15 years for improvements, all of which are judgmental determinations made by management.
Rental Income Recognition
Our apartment communities are generally leased under operating leases with terms of six to twelve months. Rental income is recognized according to the terms of the underlying leases, which approximates the revenue which would be recognized if recognized evenly over the lease term. Rental revenue on our commercial properties is recognized over the term of the related lease.
Capital Expenditures
Amounts paid for new buildings or for permanent improvements made to increase the value of the property or substantially prolong its life are capitalized. These expenditures are depreciated over estimated useful lives determined by management. Tenant improvements and leasing commissions paid in operating our commercial properties are capitalized and amortized over the life of the respective lease. We expense certain improvements related to the operation of our apartment communities, including appliance replacements, window coverings, major carpentry repairs to balconies, siding and fencing, exterior painting as well as those expenditures necessary to maintain our properties in ordinary operating condition. The determination as to whether expenditures should be capitalized or expensed, and the period over which depreciation is recognized, requires management’s judgment.
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

During the fourth quarter ended December 31, 2003, we recorded a $1,250,000 charge for loss on impairment of assets related to undeveloped land located in Vallejo, California, so the carrying value reflects the appraised value obtained on the property. During the first quarter ended March 31, 2004, we recorded an additional $250,000 charge for loss of impairment of assets related to the same property so the carrying value reflects the sale price as negotiated in the Option Agreement.
Recent Accounting Pronouncements
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
In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003 and, otherwise, is effective at the beginning of the first interim period beginning after June 15, 2003. Certain provisions have been deferred indefinitely by the FASB under FSP 150-3. The Company has adopted this standard and it did not have a material impact on the consolidated financial position or results of operations; however, the Company does have redemption provisions related to Class 1 and Class 2 units that will be effected by this standard once unit holders notify the Company of their intent to put the units back to the Company. The unit holders do not have the right to put units back to the Company until after June 30, 2005. The redemption rights and provisions are more fully described in Note 9 to our Financial Statements.
Results of Operations
Property Occupancy
The table below sets forth the overall weighted average occupancy levels for properties owned, by type of property, at December 31 for the last three years. The weighted average occupancy is calculated by multiplying the occupancy of each property by its square footage and dividing by the total square footage in the portfolio.

	Occupancy at December 31,

Property Type	2004	2003	2002

Apartment Communities	94.6%	94.8%	95.7%
Commercial Properties	86.2%	75.4%	88.3%
The overall weighted average occupancy level for our entire property portfolio as of December 31, 2004 was 93.2% compared to 91.1% at December 31, 2003 and 94.3% at December 31, 2002.
The occupancy at our apartment communities in the year ending December 31, 2004 shows a slight decrease to 94.6% from 94.8% for the year ended December 31, 2003. Contributing factors include very little new job creation in the Northern California economy, continuing competition with providers of other forms of multifamily residential properties and single-family housing and a significant increase in the construction of new apartment properties where our properties are located. We believe the occupancy will remain relatively stable at this level for 2005 due to a continuing management implemented cross-marketing program, resident referral program, resident retention focus and rent concession incentives.
Our future apartment occupancy rates will be subject to numerous factors, many of which are outside of our control. We believe that 2005 will continue to be challenging on the leasing front. The overall slowdown of the California economy, the California deficit and other factors are impacting our sub-markets. Forecasts in trade journals and marketing reports indicate relatively stable and flat rents with optimism for a pick up in late 2005. A large unknown factor for our portfolio will be how California’s large budget deficit will impact local economies as funding cuts roll downward. We believe that consumers continue to carefully consider how much they are willing to spend on housing, which is putting pressure on rents. In addition, historically low mortgage rates have enabled more renters to purchase homes. Buying or renting single-family housing was the reason given by many residents who moved out of our apartment properties during 2004. If mortgage rates increase, we anticipate over time slightly less pressure on rents and occupancies, as renters may be less able to purchase homes; however, we can not predict when changes in mortgage rates will occur. Qualified potential residents continue to be difficult to find. Our market surveys indicate that a number of competitors have decreased asking rents, as we have done at some selected properties in order to remain competitive. Many of our competitors give rent concessions. We give them as well at many properties, such as a discount off a first month’s rent. Accordingly, there can be no assurance that our future occupancy or rental rates will not be significantly less than our occupancy and rental rates at December 31, 2004.
Increased occupancy at our commercial properties is primarily due to the sale of the San Francisco office building which was 8% occupied at the time of sale. The commercial property occupancy at December 31, 2003, excluding the San Francisco office building, would have been 84.5%. Our six Napa properties were fully leased at December 31, 2003 and 2004, with our Concord office building showing an improved occupancy to 69.6% at December 31, 2004 from 65.7% at December 31, 2003. While affected by the soft market for large blocks of office space in the San Francisco Bay Area, our Concord office building rental rates are moderate and the building is located and designed to serve small local users and regional branch offices with a portion of the ground space designated for retail. Since we have the financial capacity to remodel or divide existing suites to suit market demand and can provide significant tenant improvements to attract new tenants, we expect the demand from such tenants to improve occupancy in the coming periods. We are aggressively marketing the available space.
Market conditions for leased space in commercial buildings remain considerably weakened in the San Francisco Bay Area. The general economic decline and job loss in the technology industry have significantly reduced demand for commercial buildings in most San Francisco Bay Area sub-markets. Vacancy rates have gone up and rents have come down considerably from the peaks reached in early 2000. The possibility of a worsening economic slowdown, a continuation of the California budget problem, the technology-based recession or continuation of current economic conditions may result in higher vacancy rates, lower prevailing rents, increased rent concessions and/or tenant defaults and bankruptcies.
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

Comparative Funds From Operations

	Year Ended December 31,

	2004	2003	2002

Net income	$5,912,058	$1,573,943	$562,920
Adjustments:
Depreciation and amortization:
Real property	8,942,901	8,549,639	8,026,797
Capitalized leasing expense	32,849	63,724	57,976
Write off of deferred debt issuance costs	3,079	74,454	453,540
Discontinued operations:
Depreciation	267,596	448,050	468,383
Capitalized leasing expenses	34,806	34,078	30,540
Gain on sale of property	(5,406,251)	(2,734,914)	(61,475)
Loss on impairment of assets	250,000	1,250,000	—
Write off of deferred debt issuance costs	61,540	12,657	22,341

Funds from operations	$10,098,578	$9,271,631	$9,561,022

Funds from operations per unit	$0.14	$0.11	$0.11

Income(loss) per outstanding Unit (per Income Statement) —
From continuing operation	$0.01	$(0.01)	$0.00
From discontinued operations	$0.07	$0.03	$0.01

Net Income per Unit (per Income Statement)	$0.08	$0.02	$0.01

Weighted average units	74,367,694	82,163,512	85,861,010
For the year ended December 31, 2004 FFO was $10,099,000 as compared to $9,272,000 for the year ended December 31, 2003 an increase of approximately 9% or $827,000. FFO decreased $289,000 in 2003 compared to the $9,561,000 for the year ended December 31, 2002. FFO, on a per unit basis, increased $0.03 due to increased net income, primarily from decreased operating expenses and the lower weighted average number of units outstanding during 2004.
Comparisons of Years ended December 31, 2004, 2003 and 2002
Revenue From Continuing Operations
Total rental revenues were $50,205,000 in 2004, $50,044,000 in 2003 and $48,796,000 in 2002, excluding revenues from discontinued operations.
Total rental revenues from our apartment communities were $47,223,000 in 2004, $47,041,000 in 2003 and $45,502,000 in 2002, excluding revenues from discontinued operations. The approximate $182,000 increase in 2004 is primarily attributable to rental revenue in 2004 from a property acquired in May 2003, and partially offset by higher rent concessions in 2004. The approximate 3% increase in 2003 is primarily attributable to increases in average monthly rental rates and rental revenue of $585,000 from the newly acquired property purchased in May 2003.
Total rental revenues from our commercial properties were $2,982,000 in 2004, $3,003,000 in 2003 and $3,294,000 in 2002, excluding revenues from discontinued operations. The rental revenues were flat in 2004 and 2003. The approximate 9% decrease in 2003 from 2002 is primarily attributable to lower occupancy at our Concord office building due to a lease default by a major tenant in early 2003 and lower building operating costs billable to tenants, partially offset by improved occupancy at our light industrial buildings located in Napa, California. The tenant that defaulted, is on lease through July 31, 2007 and owes rent from February 1, 2003. The tenant claims that they had an option to cancel the lease which we dispute. We have obtained a court judgment for unpaid rent and additional charges of approximately $1,100,000 which is not included as accrued revenues on the consolidated statement of operations. The tenant has posted a bond and filed an appeal and we are awaiting a hearing date. The Company believes the tenant is solvent.
During the year ended December 31, 2004, the average monthly rental rate per square foot for same-store apartment communities and commercial properties on a combined basis increased by approximately 0.6%. In 2003 the same store average monthly rental rate per square foot increased 1.1% on a full-year basis. Our ability to continue to increase rents will largely depend on the changes in the real estate market and on general economic conditions in the areas in which we own properties. Same store properties are defined as those properties owned by us during all months of the reporting periods. Average monthly rental rates are defined as contract rents for occupied units plus estimated market rents for vacant units divided by the total square footage in the portfolio at the end of the reporting periods.
During the year ended December 31, 2004, the average monthly rental rate per square foot for same-store apartment communities increased 0.3%. In 2003 the same store average monthly rental rate per square foot increased 1.2% on a full-year basis. The increases in both years were attributable to increased rents both to existing tenants upon lease expiration and to new tenants upon move in. The average monthly rental rate per square foot for same-store apartment communities were $1.04, $1.04 and $1.03 as of December 31, 2004, 2003 and 2002 respectively.
At December 31, 2004, the average monthly rental rate per square foot for same-store commercial properties increased by approximately 4.2%. In 2003 the same store average monthly rental rate per square foot increased by approximately 0.2% on a full-year basis. These increases were attributable to increased rents to existing tenants upon lease expiration, rent adjustments as allowed in existing leases and to new tenants upon move in. Average monthly rental rate per square foot for same-store commercial properties were $1.28, $1.22 and $1.22 as of December 31, 2004, 2003 and 2002 respectively.
Average monthly rental rate per square foot for same-store properties at December 31 were as follows:

	2004	2003	2002

Same-store apartment communities	$1.04	$1.04	$1.03
Same-store commercial properties	$1.28	$1.22	$1.22
Same-store apartment and commercial	$1.06	$1.05	$1.04
Our ability to continue to increase rental rates will materially depend on the changes in the real estate market and on general economic conditions in the areas in which we own properties. We expect very little, if any, rental rate increases at any of our properties based on current sub-market conditions.
Interest and other revenue were $52,000 in 2004, $196,000 in 2003 and $360,000 in 2002. The decreases in 2004 and 2003 were primarily due to lower average cash balances and lower interest rates.
Expenses From Continuing Operations
Total expenses. Total expenses (which includes interest expense, operating and maintenance, depreciation and amortization, general and administrative, real estate taxes and insurance, utilities, prepayment penalties and write off of deferred debt issuance costs) were $49,626,000 in 2004, $50,274,000 in 2003 and $49,670,000 in 2002, excluding expenses from discontinued operations. The various components are discussed in more detail as follows.
Interest expense. Interest expense was $11,089,000 in 2004, $11,391,000 in 2003 and $12,895,000 in 2002, excluding interest expense from discontinued operations. The 3% decrease in 2004 was primarily due to continued successful mortgage refinancing activity which resulted in lower interest rates, partially offset by higher mortgage debt. The approximate 12% decrease in 2003 was also primarily due to our successful mortgage refinancing activity which resulted in lower interest rates. The weighted average interest rate for our mortgage debt was 5.87%, 6.13% and 6.57% at the end of 2004, 2003 and 2002 respectively.

Operating and maintenance expenses. Operating and maintenance expenses (which includes repair and maintenance, certain improvements, on-site staff payroll, advertising and other direct operational expenses) were $15,799,000 in 2004, $16,675,000 in 2003 and $15,443,000 in 2002, excluding operating and maintenance expenses from discontinued operations. This reflects a decrease of $876,000 or 5% in 2004 compared to 2003, primarily due to decreased expenditures for our apartment rehabilitation program partially offset by increases in other operating and maintenance expenses. The $1,232,000 or 8% increase in 2003 compared to 2002 was primarily attributable to the increased expenditures for our apartment rehabilitation program, additional expenditures on deferred maintenance projects and increased advertising costs due to competitive leasing market conditions.
We expense certain improvements related to the operation of our properties, including appliance and fixture replacements, window coverings, exterior painting, asphalt repairs and seal coating, major roof repairs and coatings, major carpentry repairs to balconies, siding and fencing, major landscaping projects and swimming pool resurfacing. These improvements were $3,143,000 in 2004, $4,825,000 in 2003 and $4,200,000 in 2002, excluding discontinued operations. We expect to spend approximately $2,597,000 in 2005 for these items.
Depreciation and amortization expenses. Depreciation and amortization expenses were $9,372,000 in 2004, $8,930,000 in 2003 and $8,337,000 in 2002, excluding depreciation and amortization expenses from discontinued operations. The approximate increase of $442,000, or 5% in 2004 over 2003 was primarily attributable to a full year of expenses in 2004 for a newly acquired property in May 2003 and the capitalization of property improvements to existing properties. The approximate increase of $593,000, or 7% in 2003 over 2002 was primarily attributable to an increase in real estate investments due to the acquisition of the new property and the capitalization of property improvements to existing properties.
General and administrative expenses. General and administrative expenses were $3,703,000 in 2004, $3,696,000 in 2003 and $3,410,000 in 2002. There was little change in general and administrative expenses between 2004 and 2003. The 8% increase in 2003 was primarily due to legal and consulting expenses and increases in California LLC fees. See Part I, Item 1 — Business — Possible Tax Consequences for Members — Subsidiary Limited Liability Companies.”
Real estate taxes and insurance expenses. Real estate taxes and insurance expenses were $5,589,000 in 2004, $5,288,000 in 2003 and $4,838,000 in 2002, excluding real estate taxes and insurance expenses from discontinued operations. Increased real estate taxes of $150,000 from higher assessed values and increased workers compensation insurance of $98,000 were primary reasons for the increase in 2004 over 2003. Increased real estate taxes of $291,000 from higher assessed values and increased workers compensation insurance of $229,000 were the primary reasons for the increase in 2003 over 2002.
Utility expenses. Utility expenses were $4,072,000 in 2004, $3,863,000 in 2003 and $3,548,000 in 2002, excluding utility expenses from discontinued operations. The 5% increase in 2004 was due primarily to rate increases for sewer, trash removal and water. The 9% increase in 2003 was due primarily to rate increases for natural gas, sewer, trash removal and water.
Prepayment penalty. There were no prepayment penalties incurred during 2004, excluding prepayment penalties from discontinued operations. In 2003, we recorded $356,000 of prepayment penalties related to debt which was retired in connection with the refinancing of two mortgages and the payoff of three mortgages. In 2002, we recorded $745,000 of prepayment penalties in connection with the refinancing of five mortgages and the payoff of five mortgages.
Write off of deferred debt issuance costs. During the twelve months ended December 31, 2004, we recorded a loss of $3,000 to reflect the write-off of deferred debt issuance costs related to debt which was retired in connection with the refinancing of one mortgage loan. During the twelve months ended December 31, 2003, we recorded a loss of $74,000 to reflect the write-off of deferred debt issuance costs related to debt which was retired in connection with the refinancing of two mortgages and the payoff of three mortgages. During the same period in 2002, we recorded $454,000 of write-offs of deferred debt issuance costs.

Net Income Before Discontinued Operations
Net income before discontinued operations. During the year ended December 31, 2004, net income before discontinued operations was $631,000 compared to a net loss of $33,000 for the prior year and a net loss of $514,000 in 2002. The increase in 2004 was due primarily to decreases in interest expense, operating and maintenance expense, prepayment penalties and write off of deferred debt issuance costs, offset by increases in depreciation and amortization, real estate taxes and insurance and utility expenses as described above. The increase in 2003 was due to both increases in rental revenue and decreases in interest expense, prepayment penalties and write off of deferred debt issuance costs, offset by increases in operating and maintenance, depreciation and amortization, general and administrative, real estate taxes and insurance and utility expense as described above.
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
During the twelve months ended December 31, 2004, income from discontinued operations was $5,281,000 compared to $1,607,000 for the same period last year. The increase was primarily due to a gain of $5,406,000 from sales of four properties offset by a $250,000 charge for loss on impairment of assets related to a parcel of land located in Vallejo, California so the carrying value of the property reflected the sale price as negotiated in an Option Agreement to sell the land. The increase in 2003 was primarily due to a gain of $2,735,000 as a result of selling an 88 unit apartment complex as part of a Section 1031 exchange transaction, offset by a $1,250,000 charge for loss on impairment of assets related to the parcel of land located in Vallejo, California so the carrying value of the property reflected the appraised value obtained on the property.
Net Income
Net income. During the year ended December 31, 2004, net income was $5,912,000 compared to $1,574,000 for the prior year, an increase of approximately $4,338,000. The increase was partially due to an increase in income from continuing operations and primarily due to income from property sales associated with discontinued operations. During the year ended December 31, 2003, net income was $1,574,000 compared to $563,000 for 2002, an increase of approximately $1,011,000. The increase was due to increases in net income from continuing operations and in income from discontinued operations as described above.
Effects of Inflation on Operations
We believe that the direct effects of inflation on our operations have been inconsequential.
Distributions to Unit Holders
          2004
During 2004, we made cash distributions to our Unit holders of $6,507,000, excluding distributions made to our wholly owned subsidiary for units owned in 2004. This included a March payment to the California Franchise Tax Board of $47,000 on behalf of our non-California Unit holders who had been allocated income deemed taxable by the State of California and an April distribution of $336,000 to our members who were not required to make a California tax deposit. This special April distribution and the payments to the California Franchise Tax Board were intended to offset certain state income tax liabilities incurred by our members due to their ownership of our Class 1 Units. All of the distributions in 2004 were made from cash from operations and available cash.
          2003
During 2003, we made cash distributions to our Unit holders of $7,168,000, excluding distributions made to our wholly owned subsidiary for units owned in 2003. This included an April payment to the California Franchise Tax Board of $105,000 on behalf of our non-California Unit holders who had been allocated income deemed taxable by the State of California and a distribution of $489,000 to our members who were not required to make a California tax deposit. This special April distribution and the payments to the California Franchise Tax Board were intended to offset certain state income tax liabilities incurred by our members due to their ownership of our Class 1 Units. All of the distributions in 2003 were made from cash from operations and available cash.
          2002
During 2002, we made cash distributions to our Unit holders of $6,573,000, excluding distributions made to our wholly owned subsidiary for units owned in 2002. This included an April payment to the California Franchise Tax Board of $125,000 on behalf of our non-California Unit holders who had been allocated income deemed taxable by the State of California and a distribution of $614,000 to our members who were not required to make a California tax deposit. This special April distribution and the payments to the California Franchise Tax Board were intended to offset certain state income tax liabilities incurred by our members due to their ownership of JCM Partners’ Class 1 Units. All of the distributions in 2002 were made from cash from operations and available cash.
Liquidity and Capital Resources
As of December 31, 2004, our short-term liquidity needs included normal operating requirements, ongoing capital improvements, monthly principal amortization of our debt, repurchases of Class 1 Units, Class 2 Units, Class 3 Units and certain mandatory distributions required to be made to our Class 1, 2 and 3 Unit holders, as described at “Item 5 — Market for Registrant’s Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities — Distributions Required by Our Operating Agreement and Certificates of Designations.” We expect to meet these requirements through net cash provided by operations and available cash. However, if needed for Class 1, 2 and 3 Unit repurchases or capital improvements, we may increase debt by refinancing certain mortgage obligations or through mortgage borrowing on our debt-free properties. We do not expect that rent increases upon tenant turnover and lease expirations, subject to market and general economic conditions, will have a significant impact on our short-term liquidity.
In 2004, through a wholly-owned subsidiary, we repurchased 16,233,773 redeemable Class 1 Units for an aggregate price of $25,263,000; 399,827 redeemable Class 2 Units for an aggregate price of $622,000; 830,740 non-redeemable Class 3 Units for an aggregate price of $1,279,000; for a total aggregate price of $27,164,000. In order to repurchase the Class 1, 2 and 3 Units, we sold four properties receiving net cash proceeds of approximately $7,300,000, we obtained financing on five properties receiving net cash proceeds of approximately $16,200,000 and used available cash for the balance of the repurchases. From January 1, 2005 through March 31, 2005, through our wholly-owned subsidiary, we repurchased an additional 43,574 Class 1 Units, 30,643 Class 2 Units and 102,872 Class 3 Units for an aggregate price of $276,000. We paid the same price for repurchases of Class 1, 2 and 3 Units. As of March 31, 2005, our wholly owned subsidiary owned 7,639,481 Class 1 Units, 6,401,672 Class 2 Units and 13,948,007 Class 3 Units.
Our long-term liquidity requirements include scheduled debt maturities, significant capital improvements, certain mandatory distributions required to be made to our Class 1, 2 and 3 Unit holders, as described at “Item 5 — Market for Registrant’s Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities — Distributions Required by Our Operating Agreement and Certificates of Designations” and repurchases of Class 1, 2 and 3 Units. Cash flows from operations, including the effects of any rent increases, will not be sufficient to meet some of these long-term requirements, such as remaining balances due at loan maturities, and it will be necessary for us to refinance the mortgages on certain of our properties. There can be no assurance that we will be able to refinance on terms advantageous to us, however, especially if interest rates rise in the future.
As described at “Item 5 — Market for Registrant’s Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities — Redemption Rights,” our Class 1 Unit holders have the right to require us to redeem some or all of their Class 1 Units in June 2007. In addition, our Class 2 Unit holders have the right to require us to redeem some or all of their Class 2 Units in June 2012. In order to fund those redemptions, we will use cash from operations, available cash, loan financing proceeds, proceeds from our offering of Series B Preferred Units, other capital sources and, if necessary, we may be required to liquidate some of our assets.
At December 31, 2004, we had unrestricted cash totaling $6,569,000, compared to $6,972,000 at December 31, 2003 and $14,898,000 at December 31, 2002. The decrease in 2004 is attributable to cash provided by operations of $12,115,000, cash provided by investing activities of $9,185,000 and cash used in financing activities of $21,703,000.
The terms of certain of our mortgages require impound accounts for the payment of insurance, property taxes, replacement reserves and lender holdbacks on proceeds from new mortgages for immediate repair improvements, in addition to the scheduled principal and interest payments on the debt. We classify these impound accounts as restricted cash on our balance sheet. At December 31, 2004, our restricted cash totaled $1,234,000 compared to $2,461,000 at December 31, 2003 primarily due to the release of lender holdbacks for completed required repair improvements.
Net cash provided by operations for the year ended December 31, 2004 was $12,115,000, which reflects net income of $5,912,000, non-cash depreciation and amortization charges of $9,682,000, gain on sales of $5,406,000, net loss of $92,000 on disposal of assets, a loss of $250,000 for the impairment of assets and the net decrease of the effect of changes in operating assets and liabilities of $1,585,000, primarily from a decrease in restricted cash.
Net cash provided by investing activities was $9,185,000 for the year ended December 31, 2004. This consisted of $3,620,000 in capital improvements and was offset by proceeds from the sale of four properties of approximately $12,804,000. In 2003, net cash used in investing activities was $4,951,000. We acquired a new property in May 2003 for $7,900,000 and used $2,121,000 for capital improvements (which includes such items as new carpet and vinyl flooring, new fencing, new roofs, new monument signs, new HVAC units and commercial tenant improvements) to existing properties. These uses were partially offset by proceeds from the sale of a property in July 2003 of $5,070,000. In 2002, net cash used in investing activities was $2,990,000. This consisted of capital improvements of $3,253,000 as part of our asset rehabilitation program and offset by proceeds from the disposal of assets of $263,000. We are expecting to spend approximately $2,317,000 for capital improvements in 2005.
Net cash used in financing activities was $21,703,000 for the year ended December 31, 2004. The sources of cash consisted of proceeds received from the refinance of five mortgage loans of $16,668,000, advances from the line of credit of $4,300,000 and subscription proceeds of $2,605,000 received prior to the issuance of Series B Preferred Units. The uses of cash were as follows: distributions to Class 1, 2 and 3 Unit holders in the amount of $6,507,000, payoff of two mortgage notes totaling $4,238,000, principal payments on mortgage notes of $2,633,000, repurchases of Class 1, 2 and 3 Units in the amount of $27,164,000, payments of $4,300,000 on the line of credit, and net deferred financing costs totaling $434,000.
Our long-term debt consists of 47 real estate mortgages totaling $195,258,000 as of December 31, 2004. Each of the mortgages is individually secured by one of 45 properties with two properties each having a second mortgage. This debt generally requires monthly payments of principal and interest. As of December 31, 2004, the weighted average interest rate on our real estate mortgages was 5.87% compared to 6.13% at the same time last year.
At December 31 2003, our long-term debt consisted of 46 real estate mortgages totaling $185,461,000. At December 31, 2002, our long term debt consisted of 48 real estate mortgages totaling $185,769,000.

In July, 2004, we obtained a revolving line of credit with a borrowing capacity of $6,000,000 that matures July 1, 2005 and is secured by one of our previously debt-free properties. The interest rate per year on the line of credit is the “Prime Rate” index plus 1.00% with a minimum rate of 5.00% on the amount borrowed plus initial loan costs of $39,000. The line of credit contains a debt service coverage ratio financial covenant with which we were in compliance during 2004. This revolving secured line of credit is available for general corporate purposes and is renewable on an annual basis. We used the line of credit for a short period in the last month of 2004 to repurchase Class 1 Units and repaid the amount borrowed prior to the close of the month with cash proceeds from the sale of two properties described below.
In July 2004, we completed the financing of a second mortgage loan for $1,218,000 at an annual interest rate of 5.86%. The loan requires monthly payments of principal and interest. The loan is partially amortizing and will require payment of the remaining balance on February 1, 2012. The net loan proceeds were used to repurchase Units.
We also completed a loan modification in August 2004 of an existing mortgage loan where we received loan proceeds of approximately $1,400,000 and decreased the annual interest rate on the total mortgage loan amount from 7.00% to 5.63%, fixed for three years and converting to a variable rate for the remaining twenty-four years. The net loan proceeds were used to repurchase Units.
In August 2004, we also completed a new $8,000,000 loan on our commercial building in Concord, California, paying off the prior mortgage with a remaining principal balance of approximately $7,300,000 at an annual interest rate of 9.19%. The new loan has an initial annual interest rate of 4.09% and requires interest only payments for the first twelve months of the loan. The interest rate is adjustable every six months but not by more than one percentage point and with a ceiling cap of 10.5%. The remaining balance of the loan is due in ten years with principal payments required beginning the thirteenth month on a twenty-four year amortization basis. Other options of the loan include the ability to borrow an additional $3,250,000 if the company meets certain provisions by March 1, 2006 and a conversion option to fix the interest rate for five years anytime within the first thirty-six months of the loan. The Lender has recourse to JCM Partners for up to 25% of the highest unpaid principal balance of the loan. The net loan proceeds will be used for improvements to real estate investments or for Class 1 Unit redemptions.
On September 30, 2004 we paid off the remaining $346,000 loan balance of our 14 unit property that was sold in October 2004.
We completed a new $10,500,000 loan in October 2004 on one of our debt free properties located in the Sacramento area. The loan is for 10 years with a fixed annual interest rate of 5.47% and monthly principal payments are amortized over thirty years. The net loan proceeds were used to repurchase Units.
In December 2004 we completed a new $2,775,000 loan on one of our debt free properties located in Napa, California. The loan is for 10 years with a fixed annual interest rate of 5.38% for the first five years and converting to a variable rate for the remaining five years. The loan requires monthly payments of principal and interest. The loan is partially amortizing and will require payment of the remaining balance on January 1, 2015. The Lender has recourse to JCM Partners for up to 25% of the original principal balance of the loan. The net loan proceeds will be used to repurchase Units or for Class 1 Unit redemptions.
In August 2004, we sold a property consisting of 48 individual condominiums in Modesto, California for $3,300,000 resulting in a gain on sale of approximately $1,692,000. As part of the sales transaction, we carried back a promissory note in the amount of $1,300,000 with monthly interest only payments at 8% per annum. The principal payments on the promissory note are due and payable as portions of the property are sold, with the entire balance due and payable on June 30, 2007. The promissory note is secured by a deed of trust on the property in a first lien position and provides for partial releases as portions of the property are sold. There was no debt on the property. The net loan proceeds were used for repurchases of Units, increasing our working capital or improvements to real estate investments.
In September 30, 2004, we sold a 14 unit property in Stockton, California for $1,200,000 resulting in a gain on sale of $647,000 in October 2004. The net sale proceeds were used for repurchases of Units.

In December 2004, we sold our office building in San Francisco, California for $4,900,000 realizing a gain on sale of $3,000. As part of the sale transaction, we carried back a promissory note in the amount of $3,000,000 with monthly interest only payments at 6% per annum. The promissory note, secured by a deed of trust on the property in a first lien position, is due and payable on June 23, 2006. There was no debt on the property. The net sale proceeds were used to pay down our line of credit.
In December 2004 we also sold an 84 unit property in Antioch, California for $7,325,000 resulting in gain on sale of $3,065,000. We paid off the $3,892,000 balance on the mortgage loan and used the remaining net sale proceeds to pay down our line of credit.
Subsequent to December 31, 2004, we completed the financing of one mortgage loan for $4,300,000 secured by three properties located in Napa, California in January 2005. The loan is for 10 years with a fixed annual interest rate of 5.38% for the first five years and converting to a variable rate for the remaining five years. The loan requires monthly payments of principal and interest. The loan is partially amortizing and will require payment of the remaining balance on February 1, 2015. The Lender has recourse to JCM Partners for up to 25% of the highest unpaid principal balance of the loan. One of the properties was debt free and we used $1,625,000 of the loan proceeds to pay off the mortgage loans secured by the other two properties with the remaining proceeds to be used for repurchases of Units or for Class 1 Unit redemptions.
Subsequent to December 31, 2004, we sold a 25 unit property in Concord, California for $2,550,000 resulting in gain on sales of $1,072,000 in January 2005. We paid off the $1,324,000 balance on the mortgage loan secured by the property, an additional $235,000 for prepayment penalties and the balance to be used as part of a Section 1031 exchange transaction for a property still to be identified. The net carrying value of the asset (real estate investments held for sale, net) of the property was $1,360,000 and the liability (mortgages payable on real estate investments held for sale) was $1,325,000 at December 31, 2004.
Subsequent to December 31, 2004, we sold a 14,920 square foot light industrial building in Napa, California for $1,750,000 resulting in a gain of sale of $815,000 in February 2005. We paid off the $434,000 balance on the mortgage loan and will use the remaining net sale proceeds for repurchase of Units or for Class 1 Unit redemptions. The net carrying value of the asset (real estate investments held for sale, net) of the property was $827,000 and the liability (mortgages payable on real estate investments held for sale) was $435,000 at December 31, 2004.
Subsequent to December 31, 2004, we also modified an existing variable rate mortgage loan with a remaining balance of approximately $927,000 effective March 1, 2005. We reduced (i) the annual interest rate from 8.5% to 4.768% with adjustments every six months not to exceed 1%; (ii) the maximum annual interest rate to be charged from 14.5% to 10.5% and (iii) the minimum annual interest rate to be charged from 8.5% to 4.5%. The final payment date for the remaining balance was also extended from July 1, 2007 to March 1, 2015.
To provide our Unit holders with additional liquidity, we continue to follow the guidelines adopted by our Board of Managers to allow us to repurchase Units from members and to provide information to our members that will allow members to contact each other in order to facilitate trading of Units among our members. However, in connection with our obligations to redeem the Class 1 Units of Members who exercise their Class 1 Unit Put Rights, we, and all of our affiliates, will stop making repurchases of Class 1 Units from the date we mail the Class 1 Exercise Notice (anticipated to be July 20, 2005) until the last day the Class 1 Put Rights may be exercised (September 28, 2005). We, and our affiliates, are doing this should the exercises of the Class 1 Put Rights be subject to Rule 14e-5 of the Exchange Act.
We are subject to the normal risks associated with debt financing, including the risk that our cash flow will be insufficient to meet required payments of principal and interest, the risk that indebtedness on our properties, or unsecured indebtedness, will not be able to be renewed, repaid or refinanced when due or that the terms of any renewal or refinancing will not be as favorable as the existing terms of such indebtedness. If we were unable to refinance our indebtedness on acceptable terms, or at all, we might be forced to dispose of one or more of the properties on disadvantageous terms, which might result in losses to us. Such losses could have a material adverse effect on us and our ability to make distributions to our members and pay amounts due on our debt. Furthermore, if a property is mortgaged to secure payment of indebtedness and we are unable to meet mortgage payments, the mortgage holder could foreclose upon the property, appoint a receiver and receive an assignment of rents and leases or pursue other remedies, all with a consequent loss of our revenues and asset value. Foreclosures could also create taxable income to our members without accompanying cash proceeds.
Contractual Obligations as of December 31, 2004

	Payments due by period
Contractual Obligations
	Total	<1 yr	1-3 yrs	3-5 yrs	>5 yrs

Capital Lease	$0	$0	$0	$0	$0

Operating Lease	$0	$0	$0	$0	$0

Purchase Agreements	$0	$0	$0	$0	$0

Long-term debt	$195,257,836	$2,965,956	$12,748,646	$34,238,051	$145,305,183

Total	$195,257,836	$2,965,956	$12,748,646	$34,238,051	$145,305,183

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
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
The following table presents information about our debt obligations at December 31, 2004. The table presents principal cash flows and related weighted average interest rate by expected maturity dates.

	2005	2006	2007	2008	2009	Thereafter

Mortgage loans with fixed rates maturing through March 2012(1)	$1,863,350	$2,005,444	$2,135,985	$2,250,819	$29,483,956	$93,500,858
Average interest rate	6.42%	6.42%	6.42%	6.42%	6.42%	6.42%
Mortgage loans with fixed rates that become variable between July, 2007 and January 2010, maturing through 2033(2)	$585,243	$616,478	$649,388	$684,061	$720,592	$32,981,209
Average interest rate	5.45%	5.45%	5.45%	5.45%	5.45%	5.45%
Mortgage loans with variable rates maturing through 2033(3)	$517,363	$631,920	$6,709,431	$560,063	$538,560	$18,823,116
Average interest rate(3)	5.66%	5.66%	5.66%	5.66%	5.66%	5.66%

(1)	Thirty loans with rates ranging from 5.21% to 7.13%.

(2)	Seven loans with rates ranging from 4.60% to 5.63% that become variable between July 2007 and January 2010.

(3)	Ten loans with rates from 3.56% to 8.50% at December 31, 2004.

Item 8.     Financial Statements and Supplementary Data
JCM PARTNERS, LLC

Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM, FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003	F-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM, FOR THE YEAR ENDED DECEMBER 31, 2002	F-2

FINANCIAL STATEMENTS:
Consolidated Balance Sheets as of December 31, 2004 and December 31, 2003	F-3

Consolidated Statements of Operations for the Years Ended December 31, 2004, December 31, 2003 and December 31, 2002	F-4

Consolidated Statements of Changes in Members’ Units and Retained Earnings for the Years Ended December 31, 2004, December 31, 2003 and December 31, 2002	F-5

Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, December 31, 2003 and December 31, 2002	F-6

Notes to Consolidated Financial Statements	F-7
FINANCIAL STATEMENT SCHEDULES:
Schedule III — Real Estate and Accumulated Depreciation	F-22

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Managers of JCM Partners, LLC:
We have audited the accompanying consolidated balance sheet of JCM Partners, LLC and its subsidiaries (the “Company”), as of December 31, 2004 and 2003 and the related consolidated statements of operations, members’ units and retained earnings and cash flows for the years ended December 31, 2004 and 2003. Our audit also included the financial statement Schedule III – Real Estate and Accumulated Depreciation. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of JCM Partners, LLC and its subsidiaries as of December 31, 2004 and 2003 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement Schedule III, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
/s/ Moss Adams LLP
San Francisco, California
February 11, 2005
(March 31, 2005 as to subsequent events described in Note 16)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Managers of JCM Partners, LLC:
We have audited the consolidated statements of operations, members’ equity, and cash flows of JCM Partners, LLC and subsidiaries (the “Company”), for the year ended December 31, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of JCM Partners, LLC and subsidiaries for year ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note 3 to the consolidated financial statements, the operations of certain properties have been reclassified as discontinued operations in the accompanying 2002 consolidated financial statements.
/s/ Deloitte & Touche, LLP
Sacramento, California
February 21, 2003
(March 23, 2005 as to the effects of the reclassifications described in Note 3)

JCM PARTNERS, LLC
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2004	2003

ASSETS
Real estate investments, net	$222,974,582	$240,487,447
Real estate investments held for sale, net	4,514,231	4,632,636
Cash	6,569,020	6,972,448
Restricted cash	1,234,172	2,460,650
Notes receivable	4,300,000	—
Rents receivable	224,556	200,308
Prepaid expenses	944,169	1,141,212
Deferred costs, net	2,247,830	2,118,896
Other assets	541,947	1,313,251

TOTAL ASSETS	$243,550,507	$259,326,848

LIABILITIES, MEMBERS’ UNITS AND RETAINED EARNINGS
LIABILITIES:
Mortgages payable	$192,569,602	$185,461,243
Mortgages payable on real estate investments held for sale	2,688,234	—
Tenants’ security deposits	2,893,023	2,886,954
Accounts payable and accrued expenses	2,701,940	3,147,458
Accrued interest	967,514	961,808
Unearned rental revenue	179,935	165,736

Total liabilities	202,000,248	192,623,199

MEMBERS’ UNITS AND RETAINED EARNINGS
Redeemable Units (See Note 9)
17,026,042, redeemable Class 1 Units, $1 par value and 79,804,420 redeemable Class 1 Units, $1 par value outstanding at December 31, 2004 and December 31, 2003, respectively;	8,114,023	63,624,360
14,280,506, redeemable Class 2 Units, $1 par value outstanding at December 31, 2004	6,907,258	—
Preferred units
25,000,000 Series B Preferred Units authorized but not outstanding at December 31, 2004, and not authorized nor outstanding at December 31, 2003	—	—
Subscription proceeds received prior to issuance of Series B Preferred Units	2,604,773	—
Non-Redeemable Units
31,033,532, Class 3 Units, $1 par value outstanding at December 31, 2004	14,932,858	—
Retained earnings	8,991,347	3,079,289

TOTAL LIABILITIES, MEMBERS’ UNITS AND RETAINED EARNINGS	$243,550,507	$259,326,848

See notes to consolidated financial statements.

JCM PARTNERS, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2004	2003	2002

REVENUES:
Rental	$50,204,702	$50,044,157	$48,795,881
Interest	52,375	196,017	360,278

Total revenues	50,257,077	50,240,174	49,156,159

OPERATING EXPENSES:
Interest expense	11,088,634	11,391,368	12,894,961
Operating and maintenance	15,798,744	16,674,583	15,443,116
Depreciation and amortization	9,372,129	8,930,236	8,336,665
General and administrative	3,703,013	3,695,705	3,410,074
Real estate taxes and insurance	5,588,801	5,288,148	4,838,396
Utilities	4,071,734	3,863,196	3,548,440
Prepayment penalty	—	355,913	744,993
Write off of deferred debt issuance costs	3,079	74,454	453,540
Loss on impairment of assets	—

Total expenses	49,626,134	50,273,603	49,670,185

Net income(loss) before discontinued operations	630,943	(33,429)	(514,026)

Discontinued operations:
Gain on sales	5,406,251	2,734,914	61,475
Loss on impairment of assets	(250,000)	(1,250,000)	—
Discontinued operations, net	124,864	122,458	1,015,471

Income from discontinued operations	5,281,115	1,607,372	1,076,946

NET INCOME	$5,912,058	$1,573,943	$562,920

Income (loss) per outstanding unit:
From continuing operations	$0.01	$(0.00)	$(0.00)
From discontinued operations	0.07	0.02	0.01

NET INCOME PER UNIT —
Basic and diluted	$0.08	$0.02	$0.01

WEIGHTED AVERAGE UNITS OUTSTANDING
Basic and diluted	74,367,694	82,163,512	85,861,010

See notes to consolidated financial statements.

JCM PARTNERS, LLC
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ UNITS AND RETAINED EARNINGS

	Redeemable Units				Subscription	Non-Redeemable Units
					Proceeds
					Received Prior
	Class 1		Class 2		To Issuance of	Class 3
					Series B			Retained
	Units	Amount	Units	Amount	Preferred Units	Units	Amount	Earnings

BALANCE, DECEMBER 31, 2001	90,152,151	$70,410,977						$942,426
Reclassification of mandatory distribution payable to redeemable common units		14,176,248
Distributions		(3,299,369)
Repurchase of redeemable common units	(6,632,657)	(5,655,143)
Net income								562,920

BALANCE, DECEMBER 31, 2002	83,519,494	75,632,713						1,505,346
Distributions		(7,167,503)
Repurchase of redeemable Class 1 Units	(3,715,074)	(4,840,850)
Net income								1,573,943

BALANCE, DECEMBER 31, 2003	79,804,420	63,624,360						3,079,289
Unit conversions	(46,554,605)	(27,111,967)	14,680,333	$8,453,973		31,864,272	$18,657,994
Distributions		(3,135,056)		(924,858)			(2,446,597)
Repurchase of redeemable Class 1 and 2 Units	(16,233,773)	(25,263,314)	(399,827)	(621,857)
Repurchase of non- redeemable Class 3 Units						(830,740)	(1,278,539)
Subscription proceeds received prior to issuance of Series B Preferred Units					$2,604,773
Net income								5,912,058

BALANCE, DECEMBER 31, 2004	17,026,042	$8,114,023	14,280,506	$6,907,258	$2,604,773	31,033,532	$14,932,858	$8,991,347

See notes to consolidated financial statements.

JCM PARTNERS, LLC
CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2004	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,912,058	$1,573,943	$562,920
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of property	(5,406,251)	(2,734,914)	—
Loss on disposal of assets	92,498	77,906	3,697
Loss on impairment of assets	250,000	1,250,000	—
Depreciation and amortization	9,372,128	8,930,236	8,336,665
Depreciation and amortization from discontinued operations	309,396	489,769	515,955
Write off of deferred debt issuance costs	64,620	87,111	475,881
Effect of changes in:
Restricted cash	1,226,478	(129,202)	390,112
Rent receivables	(24,248)	(22,695)	(33,728)
Prepaid expenses	197,043	35,743	(852,908)
Deferred costs	(174,084)	(59,966)	(77,291)
Accounts payable and accrued expenses	(436,563)	488,266	591,830
Accrued interest	5,706	54,122	(207,474)
Unearned rental revenue	14,199	25,670	30,453
Accrued real estate taxes	(8,957)	17,306	—
Change in other assets	714,527	87,895	203,230
Tenants’ security deposits	6,069	39,933	181,858

Net cash provided by operating activities	12,114,619	10,211,123	10,121,200

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to real estate investments	(3,619,748)	(10,021,611)	(3,252,776)
Proceeds from disposal of assets	12,804,275	5,070,334	263,265

Net cash provided by (used in) investing activities	9,184,527	(4,951,277)	(2,989,511)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of Class 1, Class 2 and Class 3 Units	(27,163,711)	(4,840,850)	(5,655,143)
Payments on mortgages payable	(2,632,896)	(2,418,733)	(1,968,327)
New mortgage on acquired property	—	5,300,000	—
Payoff of mortgage loans	(4,238,218)	(10,220,372)	(14,283,911)
Line of Credit:
Advances	4,300,000	—	—
Payments	(4,300,000)	—	—
Deferred financing costs	(433,719)	(372,118)	(57,322)
Net proceeds from refinance of mortgages payable	16,667,707	7,031,723	22,319,177
Distributions to Class 1, Class 2 and Class 3 Unit holders	(6,506,510)	(7,167,503)	(6,572,892)
Proceeds from issuance of Preferred Units-Series B	2,604,773	—	—
Other assets paid	—	(497,970)	(263,208)

Net cash used in financing activities	(21,702,574)	(13,185,823)	(6,481,626)

NET INCREASE (DECREASE) IN CASH	(403,428)	(7,925,977)	650,063
CASH, beginning of period	6,972,448	14,898,425	14,248,362

CASH, end of period	$6,569,020	$6,972,448	$14,898,425

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION — Cash paid during the period for interest	$11,580,135	$12,054,082	$13,881,650

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES Company received notes receivable of $4,300,000 in 2004 from disposal of assets
See notes to consolidated financial statements.

JCM PARTNERS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR
YEARS ENDED DECEMBER 31, 2004, DECEMBER 31, 2003
AND DECEMBER 31, 2002

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
The Company owns, operates and manages forty-three apartment complexes and seven commercial income properties. The Company also owns one parcel of land. All of the properties are located in northern California. The Company holds its real estate assets through 51 wholly-owned subsidiaries as of December 31, 2004, each of which is a single-asset limited liability company.
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
Restricted Cash consists of lender impound accounts (see Note 8).
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
Other assets consist primarily of refundable deposits and other receivables.
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
Concentration of Credit Risk — Financial instruments that potentially subject the Company to significant concentrations of credit risk consists principally of cash and cash equivalents. The Company invests its cash in demand and money market deposit accounts in banks. The Company limits the credit exposure to any one financial institution or instrument and is exposed to credit risk in the event of default by these institutions, to the extent of the amounts recorded on the balance sheet. To date, the Company has not experienced losses on these investments.
Segment Reporting — The Company has two reportable operating segments: residential real estate and commercial real estate which excludes discontinued operations. Residential real estate includes the Company’s 43 apartment communities. Commercial real estate includes the Company’s seven commercial properties and land held for development (See Note 12).
New Accounting Standards — In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 clarifies the application of Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements” to variable interest entities (VIEs) in which equity investors lack an essential characteristic of a controlling financial interest or do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support from other parties. In the past, the Company has formed numerous subsidiaries in which properties are owned. All of these subsidiaries are included in the consolidated financial statements. The adoption of FIN 46 did not have an impact on the Company’s 2003 and 2004 consolidated financial statements.
In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003 and, otherwise, is effective at the beginning of the first interim period beginning after June 15, 2003. Certain provisions have been deferred indefinitely by the FASB under FSP 150-3. The Company has adopted this standard and it did not have a material impact on the consolidated financial position or results of operations; however, the Company does have redemption provisions related to Class 1 and Class 2 units that will be effected by this standard once unit holders notify the Company of their intent to put the units back to the Company. The unit holders do not have the right to put units back to the Company until after June 30, 2005. The redemption rights and provisions are more fully described in Note 9.
Reclassifications — Reclassifications were made to the 2003 and 2002 consolidated financial statements to conform to the 2004 presentation. Certain items were reclassified related to Discontinued Operations as presented in Note 3.
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
In May 2004, the Company entered into an Option Agreement to sell our undeveloped land in Vallejo, California for $500,000. The carrying amount of the asset (real estate investments held for sale) of the property was $500,000 at December 31, 2004. There is no debt on the property. In March 2004, we recorded a $250,000 charge for loss on impairment of assets so the carrying value reflects the sale price as negotiated in the Option Agreement.
In August 2004, we sold a 48 unit property in Modesto, California for $3,300,000 resulting in a gain on sale of approximately $1,692,000. As part of the sales transaction, we carried back a promissory note in the amount of $1,300,000 with interest at 8.00% per annum. The promissory note is due and payable as portions of the property are sold, with the entire balance becoming due and payable on June 30, 2007. The promissory note is secured by a deed of trust on the property in a first lien position and provides for partial releases as portions of the property are sold. This property had been designated as held for sale at the end of the second quarter of 2004.
In October 2004, we sold a 14 unit property in Stockton, California for $1,200,000 resulting in a gain on sale of $647,000. This property had been designated as held for sale at the end of the third quarter of 2004.
In December 2004, we sold our office building in San Francisco, California for $4,900,000 realizing a gain on sale of $3,000. As part of the sale transaction, we carried back a promissory note in the amount of $3,000,000 with monthly interest only payments at 6% per annum. The promissory note, secured by a deed of trust on the property in a first lien position, is due and payable on June 23, 2006. This property had been designated as held for sale at the end of the second quarter of 2003.
In December 2004 we also sold an 84 unit property in Antioch, California for $7,325,000 resulting in a gain on sale of $3,065,000.
During the third quarter of 2003, we sold Rose Glen, an 88 unit complex in Rancho Cordova, California. Rose Glen was sold for $5,045,000, resulting in a gain on sale of approximately $2,735,000. In the second quarter of 2002, we sold a parcel of land in Napa, California for $280,000, for a gain on sale of approximately $61,000.
In 2002, we received funds, recorded as part of rental revenue, from a note secured by farm land that was written off as uncollectible in 2001.
Subsequent to December 31, 2004, we sold a 25 unit property in Concord, California for $2,550,000 resulting in gain on sale of $1,072,000 in January 2005. We paid off the remaining $1,324,000 balance on the mortgage loan secured by the property, an additional $235,000 for prepayment penalties and used the balance of sale proceeds as part of a Section 1031 exchange transaction for a property still to be identified. The net carrying value of the asset (real estate investments held for sale, net) of the property was $1,360,000 at December 31, 2004 and the liabilities (mortgages payable of real estate investments held for sale) was $1,325,000.
Subsequent to December 31, 2004, we sold a 14,920 square foot light industrial building in Napa, California for $1,750,000 resulting in a gain of sale on $815,000 in February 2005. We paid off the $434,000 balance on the mortgage loan secured by the property and will use the remaining net sale proceeds for repurchase of Units. The net carrying value of the asset (real estate investments held for sale, net) of the property was $827,000 at December 31, 2004 and the liabilities (mortgages payable of real estate investments held for sale) was $435,000.
Subsequent to December 31, 2004 we listed for sale a 26,984 square foot light industrial building in Napa, California for $3,500,000. The net carrying value of the asset (real estate investments held for sale, net) of the property was $1,827,000 at December 31, 2004 and the liabilities (mortgages payable of real estate investments held for sale) was $929,000.
The following is a breakdown of the results of operations and gains and losses that are included in Discontinued Operations:

	Twelve Months Ended December 31,

	2004	2003	2002

Rental revenues	$2,309,124	$3,122,099	$4,259,650
Interest and other	34,702	10,440	346
Interest expense	(497,207)	(716,837)	(779,214)
Operating and maintenance	(805,575)	(1,159,002)	(1,235,165)
Depreciation and amortization	(309,396)	(489,769)	(515,955)
General and administrative	(21,800)	(8,048)	(8,846)
Real estate taxes and insurance	(308,065)	(349,598)	(361,142)
Utilities	(195,918)	(274,170)	(321,862)
Prepayment penalty	(19,461)	—	—
Write off of deferred debt issuance costs	(61,540)	(12,657)	(22,341)
Loss on impairment of assets	(250,000)	(1,250,000)	—
Gain on sales	5,406,251	2,734,914	61,475

Total discontinued operations	$5,281,115	$1,607,372	$1,076,946

4.     INVESTMENTS
Real estate investments, including investments held for sale, are comprised of the following at December 31, 2004 and 2003:

	December 31,	December 31,
	2004	2003

Apartment communities	$241,828,584	$247,247,376
Commercial properties	22,912,562	27,091,448

	264,741,146	274,338,824
Less: accumulated depreciation	(37,252,333)	(29,218,741)

	$227,488,813	$245,120,083

Included in the accompanying balance sheet as:

	December 31,	December 31,
	2004	2003

Real estate investments, net	$222,974,582	$240,487,447
Real estate investments held for sale, net	4,514,231	4,632,636

	$227,488,813	$245,120,083

During the fourth quarter 2003, we recorded a $1,250,000 charge for loss on impairment of assets related to undeveloped land in Vallejo, California so the carrying value reflects the appraised obtained on the property and in March 2004, we recorded a $250,000 charge for loss on impairment of assets so the carrying value reflects the sale price as negotiated in an Option Agreement. The carrying value of this property is included as part of commercial properties and real estate investments held for sale in the two tables above.
5.     NOTES RECEIVABLE
In August 2004, we sold a property consisting of 48 individual condominiums in Modesto, California for $3,300,000. As part of the sales transaction, we carried back a promissory note in the amount of $1,300,000 with monthly interest only payments at 8% per annum. The principal payments on the promissory note are due and payable as portions of the property are sold, with the entire balance due and payable on June 30, 2007. The promissory note is secured by a deed of trust on the property in a first lien position and provides for partial releases as portions of the property are sold.
In December 2004, we sold an office building in San Francisco, California for $4,900,000. As part of the sale transaction, we carried back a promissory note in the amount of $3,000,000 with monthly interest only payments at 6% per annum. The promissory note, secured by a deed of trust on the property in a first lien position, is due and payable on June 23, 2006.
6.     TENANT OPERATING LEASES
Minimum future rental revenues to be received on noncancellable tenant operating leases for more than 1 year in effect at December 31, 2004, excluding discontinued operations, are as follows:

2005	$2,286,917
2006	1,543,071
2007	799,803
2008	485,628
2009	226,840
Thereafter	444,306

Total	$5,786,565

7.     SECURED LINE OF CREDIT
At the end of the second quarter, we obtained a revolving line of credit with a borrowing capacity of $6,000,000 that matures July 1, 2005 and is secured by one of our previously debt-free properties. The interest rate per year on the line of credit is the “Prime Rate” index plus 1.00% with a minimum rate of 5.00% on the amount borrowed plus initial loan costs of $39,000. The line of credit contains a financial covenant as to debt service coverage ratio with which we were in compliance. This revolving secured line of credit is available for general corporate purposes. We used $4,300,000 of the line of credit during December 2004 to repurchase Class 1 Units and paid off the balance in the same month from property sale proceeds.
8.     MORTGAGES PAYABLE
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

	December 31,	December 31,
	2004	2003

Mortgage loans with fixed rates ranging from 5.21% to 7.13% maturing through March 2012	$131,240,412	$120,985,029
Seven loans with rates ranging from 4.60% to 5.63% that become variable between July 2007 and January 2010	36,236,970	43,775,501
Mortgage loans with variable rates ranging from 3.56% to 8.50% at December 31, 2004 maturing through 2033	27,780,454	20,700,713

Total	$195,257,836	$185,461,243

Aggregate maturities of all mortgage loans payable subsequent to December 31, 2004 are as follows:

2005	2,965,956
2006	3,253,842
2007	9,494,804
2008	3,494,943
2009	30,743,108
Thereafter	145,305,183

Total	$195,257,836

Aggregate maturities of mortgage loans payable in real estate investments held for sale subsequent to December 31, 2004 are as follows:

2005	33,679
2006	36,161
2007	1,351,038
2008	21,845
2009	23,361
Thereafter	1,222,150

Total	$2,688,234

During the year ended December 31, 2004, the Company completed the refinancing of five loans. The balance of the mortgage loans retired was $7,264,000, and the Company received net proceeds, including funds held by the lender for required repairs, from the issuance of the new mortgage loans of approximately $16,668,000. The Company also paid off two mortgage loans totaling $4,238,000. In connection with the early retirement of the old mortgage loans from discontinued operations, the Company recorded prepayment penalties of $19,000 and a write off of deferred debt issuance costs of $62,000 (See Note 3).
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
Subsequent to December 31, 2004, we completed the financing of one mortgage loan for $4,300,000 secured by three properties located in Napa, California in January 2005. The loan is for 10 years with a fixed annual interest rate of 5.38% for the first five years and converting to a variable rate for the remaining five years. The loan requires monthly payments of principal and interest. The loan is partially amortizing and will require payment of the remaining balance on February 1, 2015. The Lender has recourse to JCM Partners for up to 25% of the highest unpaid principal balance of the loan. One of the properties was debt free and we used $1,625,000 of the loan proceeds to pay off the mortgage loans on the other two properties.
Subsequent to December 31, 2004, we also paid off two additional mortgage loans totaling $1,758,000 secured by two properties sold in January and February, 2005.
Subsequent to December 31, 2004, we also modified an existing variable rate mortgage loan with a remaining balance of approximately $927,000 effective March 1, 2005. We reduced (i) the annual interest rate from 8.5% to 4.768% with adjustments every six months not to exceed 1%; (ii) the maximum annual interest rate to be charged from 14.5% to 10.5% and (iii) the minimum annual interest rate to be charged from 8.5% to 4.5%. The final payment date for the remaining balance was also extended from July 1, 2007 to March 1, 2015.
9.     MEMBERS’ UNITS
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
Effective December 31, 2004, our Series B Preferred Units came into existence when the Certificate of Designations of the Series B Preferred Units (“Series B COD”) was signed by our Chief Executive Officer. Our Board of Managers had approved the issuance of the Series B Preferred Units on November 19, 2004. Our Series B Preferred Units are senior in priority to our Class 1, 2 and 3 Units upon our liquidation or if we are involved in a change of control (as defined in the Series B COD). Our Class 1, 2 and 3 Units are senior in priority to our Series B Preferred Units with respect to the payment of mandatory monthly distributions. We issued the Series B Preferred Units in connection with our need to raise capital to finance the Class 1 Unit Put Right. We received $2,605,000 in subscription proceeds in December 2004 prior to issuance of Series B Preferred Units, $836,000 from Managers of the Company on the same terms and conditions made available to other investors. Subsequent to December 31, 2004, from January 1, 2005 through March 31, 2005 we issued 3,303,700 Series B Preferred Units and received a total of $996,000 (unaudited) in subscription proceeds excluding the $2,605,000 received in December.
Repurchase of Redeemable Class 1 and 2 Units and Non-Redeemable Class 3 Units
During the year ended December 31, 2004, the Company, through a wholly owned subsidiary, repurchased 17,464,340 Units as follows:

Class of Unit	# of Units	Amount

Class 1	16,233,773	$25,263,000
Class 2	399,827	622,000
Class 3	830,740	1,279,000

Total	17,464,340	$27,164,000

All Units owned by the subsidiary are considered outstanding under the Company’s Operating Agreement for all purposes, except as noted below, including voting and participation in mandatory and other distributions paid by the Company. However, for financial reporting purposes, these Units are not considered outstanding and any distributions paid to the subsidiary are eliminated in consolidation. Accordingly, for financial reporting purposes, the number of Units outstanding at December 31, 2004 is the number of Units outstanding minus the Units owned by the Company’s subsidiary. However, for all other purposes, the Company has 90,152,151 Units outstanding. Repurchases of Units were recorded against the members’ equity balance.
From January 2005 and through March 31, 2005, the Company, through its wholly owned subsidiary, repurchased an additional 177,089 Units as follows:

Class of Unit	# of Units	Amount

Class 1	43,574	$68,000
Class 2	30,643	48,000
Class 3	102,872	160,000

Total	177,089	$276,000

As of March 31, 2005, the Company’s wholly owned subsidiary owned the following number of Units:

Class of Unit	# of Units(1)

Class 1	7,639,481
Class 2	6,401,672
Class 3	13,948,007

Total	27,989,160

(1)	Units owned by the Company’s subsidiary are periodically allocated into Class 1, 2 and 3 Units in proportion to the Units held by all Members in order to implement Section 2.3.5 of the Company’s Operating Agreement.

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
During the year ended December 31, 2004, the Company made distributions of $3,135,000 to redeemable Class 1 Unit holders, $925,000 to redeemable Class 2 Unit holders and $2,447,000 to non-redeemable Class 3 Unit holders, excluding distributions on Units owned by our subsidiary. In March and April 2004, the Company paid to the California Franchise Tax Board $47,000 on behalf of our non-California Class 1 Unit holders who had been allocated income for 2003 deemed taxable by the State of California and made a distribution of $336,000 to members who were not required to make a California tax deposit, excluding distributions on Units owned by our subsidiary. This special distribution and the payments to the California Franchise Tax Board were intended to offset certain state income tax liabilities incurred by the Company’s members due to their ownership of JCM Partners’ Class 1 Units during 2003. All of the distributions in 2004 were made from cash from operations and available cash. We did not have any Class 2 or Class 3 Units outstanding during 2003.
During the year ended December 31, 2003, the Company made distributions of $7,168,000 to redeemable Class 1 Unit holders, excluding distributions on Units owned by our subsidiary. During April 2003 the Company paid to the California Franchise Tax Board $105,000 on behalf of our non-California Class 1 Unit holders who had been allocated income for 2002 deemed taxable by the State of California and made a distribution of $489,000 to members who were not required to make a California tax deposit, excluding distributions on Units owned by our subsidiary. This special distribution and the payments to the California Franchise Tax Board were intended to offset certain state income tax liabilities incurred by the Company’s members due to their ownership of JCM Partners’ Class 1 Units during 2002. All of the distributions in 2003 were made from cash from operations and available cash.
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

Series B Preferred Units
Beginning in January 2005, we were required under the terms of our Certificate of Designations of Series B Preferred Units (“Series B COD”) to make mandatory monthly distributions to the holders of Series B Preferred Units in an amount equal to 1/12 of $0.0825 (eight and 25/100 cents) per Series B Preferred Units (the “Series B Mandatory Monthly Distributions”). The Series B Mandatory Monthly Distributions may be from cash from operation or cash from sales, or both. If we fail, for any reason, to pay any Series B Mandatory Monthly Distribution(s) in a timely manner, we must begin liquidating our assets as quickly as commercially reasonable and must pay the Series B Preferred Unit holders interest on any overdue Series B Mandatory Monthly Distribution(s) at the rate of ten percent per year. Once we no longer have any overdue Series B Mandatory Monthly Distribution, we may cease liquidating our assets. The rights of the holders of Series B Preferred Units to receive any distributions is subordinate to the rights of the holders of Class 1, 2 and 3 Units and may become subordinate to other class(es) of Units created with a priority senior to the Series B Preferred Units to receive payment in full of Mandatory Distributions owed to such classes.
Conversions of Units
Our Class 1 Units are convertible into Class 2 and Class 3 Units on the terms set forth in the Class 1 COD. Our Class 2 Units are convertible into Class 3 Units on the terms set forth in the Class 2 COD. In 2004, holders of Class 1 Units converted 19,212,208 Class 1 Units into Class 2 Units and 36,627,458 Class 1 Units into Class 3 Units. In 2004, holders of Class 2 Units converted 1,687,746 Class 2 Units into Class 3 Units. No Units were converted in any year prior to 2004.
Redemption Rights of Unit Holders

Class 1 Units
Our Class 1 COD provides that, except as set forth below, each holder of Class 1 Units as of June 30, 2005 will have the right to require us to redeem all or, if so elected by the holder, a portion, of his or her Class 1 Units on June 30, 2007. The exercise price for each Class 1 Unit will be calculated primarily based on the appraised value of our real properties in accordance with our Operating Agreement minus $0.40 per Class 1 Unit for the allowance provided in Section 5.4.2 of the Class 1 COD. All distributions paid after June 30, 2005 and through June 30, 2006 to the holders of Class 1 Units who exercise their Put Rights will be credited against the Exercise Price.
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

Class 2 Units
Our Class 2 COD provides that, except as set forth below, each holder of Class 2 Units as of June 30, 2010, will have the right to require us to redeem all, of if so elected by the holder, a portion, of his or her Class 2 Units on June 30, 2012. The exercise price for each Class 2 Unit will be calculated as primarily based on the appraised value of our real properties in accordance with our Operating Agreement minus the allowance provided in Section 5.4.2 of the Class 2 COD. The amount of this allowance has not yet been established. All distributions paid after June 30, 2010 and through June 30, 2011 to the holders of Class 2 Units who exercise their Class 2 Put Rights will be credited against the Exercise Price.
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

Series B Preferred Units
Change in Control Put Right
If there is a proposed Change of Control (as defined in the Series B COD) of the Company, each holder of Series B Preferred Units will have the right (the “Change of Control Put Right”) to have the Company, or the Company’s designee, redeem or repurchase some or all of the holder’s Series B Preferred Units for a price (the “Change of Control Put Price”) equal to 120% of the price that Series B Preferred Unit was originally sold by the Company (the “Original Series B Preferred Unit Price”). All distributions paid to the holders of Series B Preferred Units after the record date for the Change of Control Put Right will not be deducted from the Change of Control Put Price.
If the proposed Change of Control transaction does not occur for any reason, all exercised Change of Control Put Rights shall be automatically voided as provided in the Series B COD. If another Change of Control transaction is later proposed, all of the procedures related to exercising the Change of Control Put Rights shall be repeated
Redemption of Series B Preferred Units upon Liquidation Events
After the effective date of the dissolution of the Company and prior to the payment of liquidating distributions to any other classes of Units, the Company shall redeem each holder’s Series B Preferred Units for a cash payment (the “Dissolution Redemption Amount”) equal to the greater of:

•	110% of the Original Series B Preferred Unit Price; or

•	The weighted average price paid in the 12 calendar months preceding the most recent purchase by the Company for Class 3 Units under the Company’s repurchase program.
In addition, prior to payment of the Dissolution Redemption Amount, the Company shall have cured any shortfall in payments of the Series B Mandatory Monthly Distributions. If there is a shortfall in the Company’s ability to pay (i) the Dissolution Redemption Amount in full and (ii) any shortfall in payments of the Series B Mandatory Monthly Distributions to all holders of Series B Units, the Dissolution Redemption Amount shall be voided and the holders of the Series B Units on a pro rata basis with all holders of other series of Preferred Units entitled to share in such distribution, will receive all proceeds available for liquidating distributions under Section 4.3 of our Operating Agreement; and, the holders of other classes of Units shall not receive any liquidating distributions.
Upon payment of the Dissolution Redemption Amount in full, the holders of Series B Preferred Units shall have no further interest in the Company related to the Series B Preferred Units and shall not participate in any other liquidating distributions. In addition, if a holder of Series B Preferred Units or Preferred Units does not own any other Units or Preferred Units of the Company, after payment of the Dissolution Redemption Amount, the holder shall cease to be a Member of the Company.

10.	RELATED PARTY TRANSACTIONS
In the normal course of business, the Company enters into transactions with related parties on substantially the same terms as comparable transactions with unaffiliated persons. During the years ending December 31, 2004, December 31, 2003 and December 31, 2002 the Company paid approximately $83,000, $66,000, and $122,000 respectively, for landscaping and repair services to a company that is owned by a relative of the chief operating officer of JCM Partners, LLC.
On March 8, 2001, the Company retained Computer Management Corporation (“CMC”) to provide management services to the Company. Pursuant to the terms of the agreement, the Company agreed to retain CMC through April 30, 2002 for a fee of $25,000 per month. On March 21, 2002, the Board approved renewal of the agreement with CMC on the same terms as the prior agreement, except the agreement with CMC terminated on April 30, 2004, and the amount of insurance required was conformed to the Company’s existing managers’ and officers’ liability insurance. During 2003 and 2002, the Company paid $300,000 each year for such services to CMC.
On March 24, 2004, the Board of Managers approved an Executive Management Services Agreement, effective May 1, 2004, with CMC to provide the management services of Gayle M. Ing to the Company. Pursuant to the terms of the new agreement, the Company will pay CMC a fee of $31,250 per month through June 30, 2007. This agreement terminates upon the earlier of June 30, 2007, 90 days notice by either party, or the death or permanent disability of Ms. Ing. The Company’s Chairman of the Board owns CMC and his wife, who is the Chief Executive Officer/President of the Company, has a community property interest in CMC. During 2004, the Company paid $350,000 for services to CMC.
In August 2004, management of the Company and the Company’s wholly-owned subsidiary, JCM Properties, LLC (the “Subsidiary”), Barnabas Foundation (“Barnabas”) and Christian Reformed Home Missions (“CRHM”) reached an understanding on the terms for the Subsidiary to repurchase all of the redeemable Class 1 Units owned by Barnabas and CRHM for a total of 10,100,175 Class 1 Units at $1.56 per Class 1 Unit for an aggregate purchase price of $15,756,273. At the time of the understanding, both Barnabas and CRHM owned more than 5% of the Company’s Class 1 Units. Henry Doorn, Jr., the Executive Director of Barnabas, is a member of the Board of Managers of the Company. Kenneth Horjus, the Director of Pension Administration for the Christian Reformed Church in North America (parent of CRHM), is also a member of the Board of Managers of the Company. From September 1, 2004 through December 1, 2004, the Subsidiary, in a series of all cash transactions repurchased the 10,100,175 Class 1 Units owned by Barnabas and CRHM at $1.56 per Class 1 Unit for an aggregate purchase price of $15,756,273.
In 2004, the Company also repurchased 339,561 Class 1 Units from another Manager of the Company on the same terms and conditions made available to other members of the Company.
In December 2004, of the $2,605,000 in subscription proceeds received prior to issuance of Series B Preferred Units, $836,000 was from Managers of the Company on the same terms and conditions made available to other investors.

11.	FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company believes that the carrying amounts of its mortgages payable approximate their fair value as of December 31, 2004 and 2003 because interest rates and yields for these instruments are consistent with rates currently available to the Company for similar instruments. Management believes that the carrying amounts of cash and restricted cash approximate fair value as of December 31, 2004 and 2003 due to the short term maturity of these instruments.

12.	SEGMENT DATA
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

	Apartment	Commercial
	Communities	Properties	Total

Continuing Operations
For the Year Ended December 31, 2002:
Rental revenue	$45,501,841	$3,294,040	$48,795,881
Net operating income before discontinued operations	19,747,927	1,807,928	21,555,855
Interest revenue	335,735	24,543	360,278
Interest expense	12,037,884	857,077	12,894,961
Depreciation and amortization	7,772,804	563,861	8,336,665
Prepayment penalty	744,993	—	744,993
Write off of deferred debt issuance costs	426,464	27,076	453,540
Income (loss) from discontinued operations	59,348	1,017,598	1,076,946

Total net income (loss)	(839,135)	1,402,055	562,920
Capital expenditures	2,823,098	266,094	3,089,192

As of December 31, 2002 —
Total assets	$241,337,566	$28,105,777	$269,443,343

For the Year Ended December 31, 2003:
Rental revenue	$47,040,669	$3,003,488	$50,044,157
Net operating income before discontinued operations	19,320,357	1,202,168	20,522,525
Interest revenue	185,186	10,831	196,017
Interest expense	10,646,185	745,183	11,391,368
Depreciation and amortization	8,331,387	598,849	8,930,236
Prepayment penalty	355,913	—	355,913
Write off of deferred debt issuance costs	74,454	—	74,454
Loss on impairment of assets	—	—	0
Income (loss) from discontinued operations	2,790,292	(1,182,920)	1,607,372

Total net income (loss)	2,887,896	(1,313,953)	1,573,943
Capital expenditures	9,456,420	130,746	9,587,166

As of December 31, 2003 —
Total assets	$234,659,282	$24,667,566	$259,326,848

For the Year Ended December 31, 2004:
Rental revenue	$47,222,708	$2,981,994	$50,204,702
Net operating income before discontinued operations	19,548,283	1,494,127	21,042,410
Interest revenue	49,505	2,870	52,375
Interest expense	10,421,864	666,770	11,088,634
Depreciation and amortization	8,728,139	643,990	9,372,129
Prepayment penalty	0	—	0
Write off of deferred debt issuance costs	0	3,079	3,079
Loss on impairment of assets	—	—	0
Income (loss) from discontinued operations	5,305,727	(24,612)	5,281,115

Total net income (loss)	5,753,512	158,546	5,912,058
Capital expenditures	1,429,801	923,168	2,352,969

As of December 31, 2004 —
Total assets	$217,101,825	$26,448,682	$243,550,507

13.	SELECTED QUARTERLY DATA (Unaudited)
Results of operations data for the quarters ended March 31, June 30, September 30, and December 31, 2004, 2003 and 2002, excluding discontinued operations for rental revenue, are as follows:

2004
	Q1	Q2	Q3	Q4

Rental revenue*	$12,498,706	$12,453,079	$12,637,195	$12,615,722
Net income (loss)	$185,137	$(84,444)	$1,832,800	$3,978,565
Net income (loss) per unit	$0.00	$(0.00)	$0.02	$0.06

2003

Rental revenue	$12,324,695	$12,586,815	$12,665,445	$12,467,202
Net income (loss)	$555,960	$303,762	$3,040,705	$(2,326,484)
Net income (loss) per unit	$0.01	$0.00	$0.04	$(0.03)

2002

Rental revenue	$11,816,699	$12,216,053	$12,319,864	$12,443,265
Net income (loss)	$342,089	$232,402	$(66,395)	$54,824
Net income (loss) per unit	$0.01	$0.00	$(0.00)	$0.00

*	For the fourth quarter in 2004, rental revenue from discontinued operations for property still owned as of December 31, 2004 was $59,928.

14.	RETIREMENT PLAN
The Company has adopted and contributes to a 401(k) retirement plan. The plan covers all employees who work 1,000 hours or more per calendar year after one year of employment with the Company. Total discretionary employer match contributions to the plan during the years ended December 31, 2004, 2003 and 2002 were $82,000, $78,000 and $81,000 respectively.

15.	CONTINGENCIES
The Company files a consolidated tax return with respect to the LLC fee imposed by the state of California. For the years ended 2000 through 2002, the Company has taken the position that the LLC’s were the mere agents of JCM and, therefore, had no gross income. Based on this, these entities paid the minimum tax but the LLC fee was paid at the parent level. It is at least reasonably possible that the California tax authorities may not concur with this position. For the year 2003, JCM paid $182,000 based on the gross income for JCM and all of the LLCs. For the year 2004, JCM will pay $184,000 based on gross income for JCM and all of the LLCs.

16.	SUBSEQUENT EVENTS
We sold a 25 unit property in Concord, California for $2,550,000 resulting in gain on sales of $1,072,000 in January 2005. We paid off the remaining $1,324,000 balance on the mortgage loan secured by the property, an additional $235,000 for prepayment penalties and used the balance of sale proceeds as part of a Section 1031 exchange transaction for a property still to be identified. The net carrying value of the asset (real estate investments held for sale, net) of the property was $1,360,000 at December 31, 2004 and the liability (mortgages payable of real estate investments held for sale) was $1,325,000.
We sold a 14,920 square foot light industrial building in Napa, California for $1,750,000 resulting in a gain of sale of $815,000 in February 2005. We paid off the $434,000 balance on the mortgage loan secured by the property and will use the remaining net sale proceeds for repurchase of Units. The net carrying value of the asset (real estate investments held for sale, net) of the property was $827,000 at December 31, 2004 and the liability (mortgages payable of real estate investments held for sale) was $435,000.

In January 2005, we listed for sale a 26,984 square foot light industrial building in Napa, California for $3,500,000. The net carrying value of the asset (real estate investments held for sale, net) of the property was $1,827,000 at December 31, 2004 and the liability (mortgages payable of real estate investments held for sale) was $929,000.
We completed the financing of one mortgage loan for $4,300,000 secured by three properties located in Napa, California in January 2005. The loan is for 10 years with a fixed annual interest rate of 5.38% for the first five years and converting to a variable rate for the remaining five years. The loan requires monthly payments of principal and interest. The loan is partially amortizing and will require payment of the remaining balance on February 1, 2015. The Lender has recourse to JCM Partners for up to 25% of the highest unpaid principal balance of the loan. One of the properties was debt free and we used $1,625,000 of the loan proceeds to pay off the mortgage loans on the other two properties.
We modified an existing variable rate mortgage loan with a remaining balance of approximately $927,000 effective March 1, 2005. We reduced (i) the annual interest rate from 8.5% to 4.768% with adjustments every six months not to exceed 1%; (ii) the maximum annual interest rate to be charged from 14.5% to 10.5% and (iii) the minimum annual interest rate to be charged from 8.5% to 4.5%. The final payment date for the remaining balance was also extended from July 1, 2007 to March 1, 2015.
From January 1, 2005 through March 31, 2005, through our wholly-owned subsidiary, we repurchased an additional 43,574 redeemable Class 1 Units, 30,643 redeemable Class 2 Units and 102,872 non-redeemable Class 3 Units for an aggregate price of $276,000. We paid the same price for repurchases of Class 1, 2 and 3 Units.
From January 1, 2005 through March 31, 2005 we issued 3,303,700 Series B Preferred Units; 867,000 Series B Preferred Units were issued to Managers of the Company on the same terms and conditions made available to other investors.
From January 1, 2005 through March 31, 2005, we received a total of $2,654,000 in Series B Preferred Unit subscription proceeds. Of that amount, $1,657,000 was received in March 2005 prior to issuance of Series B Preferred Units in April 2005, of which $1,079,000 was received from Managers of the Company on the same terms and conditions made available to other investors.

JCM PARTNERS, LLC
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION

					Cost of	Gross Amount at Which
		Initial Costs(A)			Improvements	Carried at Close of Period
					Capitalized
		Land and	Buildings	Total Initial	Subsequent	Land and	Buildings	Loss on	Total
		Land	and	Acquisition	to	Land	and	Impairment	Carrying
	Encumbrances	Improvements	Improvements	Cost(A)	Acquisition	Improvements	Improvements	of Assets	Value

Apartments:
Sacramento Region
Antelope Woods	$5,722,957	$900,886	$4,719,114	$5,620,000	$150,388	$900,886	$4,869,502	—	$5,770,388
Carmichael Gardens	2,816,921	590,408	3,049,592	3,640,000	355,812	590,408	3,405,404	—	3,995,812
Country Glen	3,044,919	481,041	3,388,959	3,870,000	55,548	481,041	3,444,507	—	3,925,548
Fair Oaks Meadows	4,101,651	1,267,530	3,742,470	5,010,000	109,386	1,267,530	3,851,856	—	5,119,386
Foxworth	—	676,550	2,823,450	3,500,000	73,617	676,550	2,897,067	—	3,573,617
Glenbrook	7,775,564	1,784,510	7,315,490	9,100,000	210,962	1,784,510	7,526,452	—	9,310,962
Hidden Creek	3,440,251	506,463	3,703,537	4,210,000	207,844	506,463	3,911,381	—	4,417,844
La Riviera	8,212,664	1,619,968	7,340,032	8,960,000	412,385	1,619,968	7,752,417	—	9,372,385
La Riviera Commons	5,747,696	1,706,184	4,773,816	6,480,000	199,626	1,706,184	4,973,442	—	6,679,626
Lincoln Place	7,860,268	1,486,140	7,813,860	9,300,000	441,691	1,486,140	8,255,551	—	9,741,691
Meadow Gardens I	4,176,412	1,137,394	4,432,606	5,570,000	176,715	1,137,394	4,609,321	—	5,746,715
Meadow Gardens II	2,755,884	762,696	2,447,304	3,210,000	106,298	762,696	2,553,602	—	3,316,298
Morningside Creek	3,246,209	891,588	2,998,412	3,890,000	175,098	891,588	3,173,510	—	4,065,098
North Country Vista	10,478,434	1,862,010	5,787,990	7,650,000	425,403	1,862,010	6,213,393	—	8,075,403
Orangewood East	2,651,631	494,856	2,985,144	3,480,000	381,365	494,856	3,366,509	—	3,861,365
Orangewood West	3,091,867	582,084	3,787,916	4,370,000	476,793	582,084	4,264,709	—	4,846,793
Riverside Commons	1,934,455	520,380	2,429,620	2,950,000	156,422	520,380	2,586,042	—	3,106,422
Sterling Pointe I	3,546,240	969,617	3,900,383	4,870,000	251,383	969,617	4,151,766	—	5,121,383
Sterling Pointe II	3,973,873	983,496	4,176,504	5,160,000	174,151	983,496	4,350,655	—	5,334,151
Sunrise Commons	7,206,620	1,906,170	6,793,830	8,700,000	225,687	1,906,170	7,019,517	—	8,925,687
Windbridge	5,172,534	1,238,720	6,661,280	7,900,000	169,059	1,238,720	6,830,339	—	8,069,059
Stockton Region
Inglewood Oaks	1,426,971	477,086	1,782,914	2,260,000	165,669	477,086	1,948,583	—	2,425,669
Mariners Cove	3,405,951	633,360	3,266,640	3,900,000	117,192	633,360	3,383,832	—	4,017,192
Oakwood	10,384,955	3,829,617	7,660,383	11,490,000	320,286	3,829,617	7,980,669	—	11,810,286
Modesto/ Turlock Region
Greenbriar	2,695,829	924,792	2,485,208	3,410,000	159,287	924,792	2,644,495	—	3,569,287
Meadow Lakes	6,353,116	1,357,884	6,262,116	7,620,000	188,480	1,357,884	6,450,596	—	7,808,480
Northwood Place	2,167,049	677,588	1,762,412	2,440,000	61,998	677,588	1,824,410	—	2,501,998
Park Lakewood	4,136,019	930,248	3,909,752	4,840,000	203,252	930,248	4,113,004	—	5,043,252
Villa Verde North	5,157,766	1,200,600	2,939,400	4,140,000	138,161	1,200,600	3,077,561	—	4,278,161
Walnut Woods	3,958,480	963,236	4,176,764	5,140,000	97,476	963,236	4,274,240	—	5,237,476
Tracy/ Manteca Region
Driftwood	—	940,032	4,499,968	5,440,000	115,470	940,032	4,615,438	—	5,555,470
Fairway Estates	5,749,155	1,234,440	5,115,560	6,350,000	195,742	1,234,440	5,311,302	—	6,545,742
Granville	4,704,557	918,000	4,082,000	5,000,000	82,240	918,000	4,164,240	—	5,082,240
Laurel Glen	7,639,567	1,574,000	6,296,000	7,870,000	194,863	1,574,000	6,490,863	—	8,064,863

JCM PARTNERS, LLC
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

				Depreciable
				Life of
	Accumulated	Date of	Date	Building
	Depreciation	Construction	Acquired	Component

Apartments:
Sacramento Region
Antelope Woods	$682,021	1986	07/01/2000	35
Carmichael Gardens	693,901	1977	07/01/2000	25
Country Glen	427,988	1991	07/01/2000	40
Fair Oaks Meadows	469,620	1987	07/01/2000	40
Foxworth	345,651	1986	07/01/2000	40
Glenbrook	1,722,618	1972	07/01/2000	20
Hidden Creek	749,956	1978	07/01/2000	25
La Riviera	1,764,727	1971	07/01/2000	20
La Riviera Commons	925,402	1976	07/01/2000	25
Lincoln Place	1,883,349	1973	07/01/2000	20
Meadow Gardens I	859,321	1975	07/01/2000	25
Meadow Gardens II	482,575	1975	07/01/2000	25
Morningside Creek	436,920	1990	07/01/2000	40
North Country Vista	786,729	1986	07/01/2000	40
Orangewood East	812,857	1974	07/01/2000	20
Orangewood West	1,016,029	1974	07/01/2000	20
Riverside Commons	602,123	1968	07/01/2000	20
Sterling Pointe I	958,874	1972	07/01/2000	20
Sterling Pointe II	1,015,413	1972	07/01/2000	20
Sunrise Commons	1,112,712	1984	07/01/2000	30
Windbridge	384,484	1982	05/20/2003	30
Stockton Region
Inglewood Oaks	440,688	1970	07/01/2000	20
Mariners Cove	554,116	1984	07/01/2000	30
Oakwood	1,936,114	1971	07/01/2000	20
Modesto/ Turlock Region
Greenbriar	638,245	1971	07/01/2000	20
Meadow Lakes	906,547	1985	07/01/2000	35
Northwood Place	240,241	1988	07/01/2000	40
Park Lakewood	625,522	1985	07/01/2000	35
Villa Verde North	711,440	1971	07/01/2000	20
Walnut Woods	539,727	1987	07/01/2000	40
Tracy/ Manteca Region
Driftwood	869,333	1974	07/01/2000	25
Fairway Estates	1,233,576	1973	07/01/2000	20
Granville	969,818	1972	07/01/2000	20
Laurel Glen	947,220	1985	07/01/2000	35
(Continued)

JCM PARTNERS, LLC
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

					Cost of
		Initial Costs(A)			Improvements
					Capitalized
		Land and		Total Initial	Subsequent
		Land	Buildings and	Acquisition	to
	Encumbrances	Improvements	Improvements	Cost(A)	Acquisition

Apartments:
Fairfield/ Vacaville Region
Creekside Gardens	$8,747,752	$1,550,920	$10,049,080	$11,600,000	$309,858
Parkwood	—	950,880	4,649,120	5,600,000	107,722
Peach Tree Villa	1,594,273	336,755	2,013,245	2,350,000	94,447
Peachwood	—	584,082	2,745,918	3,330,000	78,480
Village Green	8,000,738	1,562,190	11,337,810	12,900,000	627,944
Concord/ Antioch Region
Diablo View	4,047,836	1,276,560	4,123,440	5,400,000	71,189
Meadowlark	1,324,745	463,130	986,870	1,450,000	66,881
Oakview	2,161,417	720,360	1,579,640	2,300,000	57,710
Villa Diablo	878,311	380,800	739,200	1,120,000	48,604

	$181,491,537	$45,855,251	$187,534,749	$233,390,000	$8,438,584

Commercial:
Bay Area Region
860 Kaiser Road	990,422	331,450	1,418,550	1,750,000	139,969
900 Business Park	2,775,000	831,875	1,918,125	2,750,000	237,829
908 Enterprise Way	—	215,574	1,004,426	1,220,000	16,598
910 Enterprise Way	928,600	314,060	1,735,940	2,050,000	—
988 Enterprise Way	434,889	205,995	724,005	930,000	—
938 Kaiser Road	637,388	286,485	778,515	1,065,000	—
Salvio Pacheco Square	8,000,000	2,107,840	9,092,160	11,200,000	1,053,166
Starlight Estates	—	2,000,000	—	2,000,000	—

	$13,766,299	$6,293,279	$16,671,721	$22,965,000	$1,447,562

Total real estate owned	$195,257,836	$52,148,530	$204,206,470	$256,355,000	$9,886,146

(Continued)

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Gross Amount at Which
	Carried at Close of Period

	Land and		Loss on	Total
	Land	Buildings and	Impairment	Carrying
	Improvements	Improvements	of Assets	Value

Apartments:
Fairfield/ Vacaville Region
Creekside Gardens	$1,550,920	$10,358,938	—	$11,909,858
Parkwood	950,880	4,756,842	—	5,707,722
Peach Tree Villa	336,755	2,107,692	—	2,444,447
Peachwood	584,082	2,824,397	—	3,408,480
Village Green	1,562,190	11,965,753	—	13,527,944
Concord/ Antioch Region
Diablo View	1,276,560	4,194,631	—	5,471,189
Meadowlark	463,130	1,053,751	—	1,516,881
Oakview	720,360	1,637,350	—	2,357,710
Villa Diablo	380,800	787,804	—	1,168,604

	$45,855,251	$195,973,333	—	$241,828,584

Commercial:
Bay Area Region
860 Kaiser Road	331,450	1,558,519	—	1,889,969
900 Business Park	831,875	2,155,954	—	2,987,829
908 Enterprise Way	215,574	1,021,024	—	1,236,598
910 Enterprise Way	314,060	1,735,940	—	2,050,000
988 Enterprise Way	205,995	724,005	—	930,000
938 Kaiser Road	286,485	778,515	—	1,065,000
Salvio Pacheco Square	2,107,840	10,145,326	—	12,253,166
Starlight Estates	2,000,000	—	(1,500,000)	500,000

	$6,293,279	$18,119,283	$(1,500,000)	$22,912,562

Total real estate owned	$52,148,530	$214,092,616	$(1,500,000)	$264,741,146

(A)	Approximation of fair value as of June 30, 2000 as disclosed in footnote 2 of Notes to Consolidated Financial Statements

JCM PARTNERS, LLC
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

				Depreciable
				Life of
	Accumulated	Date of	Date	Building
	Depreciation	Construction	Acquired	Component

Apartments:
Fairfield/ Vacaville Region
Creekside Gardens	$1,948,602	1977	07/01/2000	25
Parkwood	576,630	1985	07/01/2000	40
Peach Tree Villa	292,253	1982	07/01/2000	35
Peachwood	339,592	1985	07/01/2000	40
Village Green	1,736,949	1986	07/01/2000	35
Concord/ Antioch Region
Crestview Pines		1970	07/01/2000	25
Diablo View	556,513	1984	07/01/2000	35
Meadowlark	156,890	1982	07/01/2000	30
Oakview	259,960	1983	07/01/2000	30
Villa Diablo	103,945	1985	07/01/2000	35

	$34,717,191

Commercial:
Bay Area Region
860 Kaiser Road	251,633	1996	07/01/2000	40
900 Business Park	285,505	1990	07/01/2000	40
908 Enterprise Way	138,892	1987	07/01/2000	35
910 Enterprise Way	223,191	1987	07/01/2000	35
988 Enterprise Way	102,570	1980	07/01/2000	30
938 Kaiser Road	116,779	1984	07/01/2000	30
Salvio Pacheco Square	1,416,572	1983	07/01/2000	30
Starlight Estates	—		07/01/2000

	$2,535,142

Total real estate owned	$37,252,333

(Continued)

JCM PARTNERS, LLC
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

Year Ended
ASSET RECONCILIATION	December 31, 2004

Balance at beginning of period	$274,338,824
Additions during period:
Acquisitions through foreclosure	—
Other acquisitions	—
Improvements	3,619,748
Purchase of assets	—
Deductions during period:	—
Cost of real estate sold	(11,698,025)
Impairment of assets	(250,000)
Other	(1,269,401)

Balance at close of period	$264,741,146

Year Ended
DEPRECIATION RECONCILIATION	December 31, 2004

Balance at beginning of period	$29,218,741
Additions during period:
Acquisitions through foreclosure	—
Other acquisitions	—
Depreciation	9,210,497
Purchase of assets	—
Deductions during period:	—
Cost of real estate sold	(1,176,905)
Other	—

Balance at close of period	$37,252,333

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
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
Item 9B.     Other Information
None.
PART III

Item 10.	Managers and Executive Officers of the Registrant
The information required by this item with respect to the managers and compliance with Section 16(a) of the Securities Exchange Act is incorporated by reference from the information provided under the headings Proposal 1 — “Election of Managers” and Section 16(a) Beneficial Ownership Reporting Compliance,” respectively, contained in our Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for our Annual Meeting of Members to be held June 2005 (the “Proxy Statement”). The information required by this item with respect to our executive officers is contained in Item 1 of Part I of this Form 10-K under the heading “Executive Officers of the Registrant.”
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
PART IV

Item 15.	Exhibits, Consolidated Financial Statements and Schedules
      (a) The following documents are filed as part of this Report:

1. Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm for the year ended December 31, 2004 and 2003

Report of Independent Registered Public Accounting Firm for the year ended December 31, 2002

Consolidated Balance Sheets — For the Years Ended December 31, 2003 and December 31, 2004

Consolidated Statements of Operations — For the Years Ended December 31, 2002, December 31, 2003 and December 31, 2004

Consolidated Statements of Changes in Members’ Equity — For the Years Ended December 31, 2002, December 31, 2003 and December 31, 2004

Consolidated Statements of Cash Flows — For the Years Ended December 31, 2002, December 31, 2003 and December 31, 2004

Notes to Consolidated Financial Statements

2.	Financial Statement
Schedule III — Real Estate and Accumulated Depreciation
All other schedules are omitted because they are not applicable or because the required information is shown in the Consolidated Financial Statements or the Notes thereto.

3.	Exhibits
The following documents are filed as Exhibits to this Report:

Exhibit
No.			Description

2	.1(1)	—	Order Confirming Second Amended Plan of Reorganization
2	.2(1)	—	Amended Joint Plan of Reorganization (May 9, 2000)
3	.1(1)	—	JCM Partners, LLC Certificate of Formation
3	.2(1)	—	JCM Partners, LLC Limited Liability Company Agreement dated as of June 30, 2000, and as amended on September 13, 2000
3	.3(3)	—	Restated Bylaws of JCM Partners, LLC
3	.4(5)	—	Second Amendment to Limited Liability Company Agreement of JCM Partners, LLC, dated as of May 22, 2002
3	.5(5)	—	Restated Limited Liability Company Agreement of JCM Partners, LLC, dated as of August 1, 2002
3	.6(5)	—	Amendment (as of June 26, 2002) to Restated Bylaws of JCM Partners, LLC
3	.7(5)	—	Second Restated Bylaws of JCM Partners, LLC (as of June 26, 2002)
3	.8(6)	—	Amended and Restated Operating Agreement (as of June 25, 2003)

Exhibit
No.			Description

3	.9(6)	—	Certificate of Designations of Class 1 Units
3	.10(6)	—	Third Restated Bylaws
3	.11(7)	—	Certificate of Designations of Class 2 Units
3	.12(7)	—	Certificate of Designations of Class 3 Units
3	.13(12)	—	First Amendment to Certificate of Designations of Class 1 Units
3	.14(13)	—	First Amendment to Certificate of Designations of Class 2 Units
3	.15(14)	—	Amended and Restated Certificate of Designations of Class 1 Units
3	.16(15)	—	Amended and Restated Certificate of Designations of Class 2 Units
3	.17(16)	—	Certificate of Designations of Series B Preferred Units
4	.1(2)	—	Restrictions on Transfer of Membership Units
4	.2(6)	—	Restrictions on Transfer of Membership Interests (revised June 25, 2003)
4	.3(8)	—	Sample Form of Application of Transfer of Units
4	.4(9)	—	Form of Unit Conversion Form
10	.1(1)*	—	Management Services Agreement dated July 1, 2000 between JCM Partners, LLC and JCIV, LLC
10	.2(1)*	—	Transition Services Agreement and Amendment to Management Services Agreement dated March 15, 2001 among JCIV, LLC, John Connolly IV and JCM Partners, LLC
10	.3(1)*	—	Management Services Agreement dated April 11, 2001 between JCM Partners, LLC and Computer Management Corporation
10	.4(1)*	—	Form of Indemnification Agreement between JCM Partners, LLC and JCM Partners, LLC’s Managers and Executive Officers
10	.5(1)	—	Lease for JCM Partners, LLC’s executive offices located at 2151 Salvio Street, Concord, California
10	.6(1)	—	Form of Promissory Note between JCM Partners, LLC and each of Frank Deppe, Marvin Helder, Lois Mol and Computer Management Corporation Money Purchase Pension Trust
10	.7(4)*	—	Management Services Agreement dated March 21, 2002, between JCM Partners, LLC and Computer Management Corporation
10	.8(17)*	—	Executive Management Services Agreement dated as May 1, 2004, between JCM Partners, LLC and Computer Management Corporation
10	.9(18)	—	Summary of Understanding with Barnabas Foundation and Christian Reform Home Missions Regarding Class 1 Unit Repurchases (Effective August 2004)
16	.1(10)	—	Letter of Deloitte & Touche dated July 2, 2003
21.1		—	Subsidiaries of JCM Partners, LLC
31.1		—	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		—	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		—	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		—	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99	.1(11)	—	Description of Securities
99	.2(11)	—	Summary of Operating Agreement
99	.3(19)	—	Description of Securities (as revised September 22, 2004)
99	.4(20)	—	Summary of Operating Agreement (as revised September 22, 2004)
99	.5(21)	—	Description of Securities (as revised March 31, 2005)

*	Indicates management contract or compensation plan or arrangement.

(1)	Incorporated by reference to the exhibit with the same exhibit number attached to our Registration Statement on Form 10 (File No. 000-32653) filed on October 3, 2001 with the Securities and Exchange Commission.

(2)	Incorporated by reference to the exhibit with the same exhibit number attached to our Current Report on Form 8-K filed on November 16, 2001 with the Securities and Exchange Commission.

(3)	Incorporated by reference to Exhibit 3 to our Quarterly Report on Form 10-Q filed on November 19, 2001 with the Securities and Exchange Commission.

(4)	Incorporated by reference to the exhibit with the same exhibit number attached to our Quarterly Report on Form 10-Q, filed on May 15, 2002 with the Securities and Exchange Commission.

(5)	Incorporated by reference to the exhibit with the same exhibit number attached to our Quarterly Report on Form 10-Q, filed on August 14, 2002 with the Securities and Exchange Commission.

(6)	Incorporated by reference to the exhibits with the same exhibit number attached to our Current Report on Form 8-K, filed on July 25, 2003 with the Securities and Exchange Commission.

(7)	Incorporated by reference to the exhibits with exhibit numbers 4.1 and 4.2 attached to our Current Report on Form 8-K, filed on October 8, 2003 with the Securities and Exchange Commission.

(8)	Incorporated by reference to the exhibit with exhibit number 99.3 attached to our Current Report on Form 8-K, filed on July 25, 2003 with the Securities and Exchange Commission.

(9)	Incorporated by reference to the exhibit with exhibit number 99.1 attached to our Current Report on Form 8-K, filed on October 27, 2003 with the Securities and Exchange Commission.

(10)	Incorporated by reference to the exhibit with the same exhibit number attached to our Current Report on Form 8-K, filed on July 3, 2003 with the Securities and Exchange Commission.

(11)	Incorporated by reference to the exhibits with the exhibit numbers 99.1 and 99.2 attached to our Current Report on Form 8-K, filed on October 15, 2003 with the Securities and Exchange Commission.

(12)	Incorporated by reference to the exhibit with the same exhibit number attached to our Current Report on Form 8-K, filed on July 7, 2004 with the Securities and Exchange Commission.

(13)	Incorporated by reference to the exhibit with the same exhibit number attached to our Current Report on Form 8-K, filed on July 7, 2004 with the Securities and Exchange Commission.

(14)	Incorporated by reference to the exhibit with the same exhibit number attached to our Current Report on Form 8-K, filed on July 7, 2004 with the Securities and Exchange Commission.

(15)	Incorporated by reference to the exhibit with the same exhibit number attached to our Current Report on Form 8-K, filed on July 7, 2004 with the Securities and Exchange Commission.

(16)	Incorporated by reference to the exhibit with exhibit number 3.13 attached to our Current Report on Form 8-K, filed on January 6, 2005 with the Securities and Exchange Commission.

(17)	Incorporated by reference to the exhibit with the same exhibit number attached to our Form 10-Q filed on May 17, 2004 with the Securities and Exchange Commission.

(18)	Incorporated by reference to the exhibit with the same exhibit number attached to our Form 10-Q filed on November 15, 2004 with the Securities and Exchange Commission.

(19)	Incorporated by reference to the exhibit with exhibit number 99.1 attached to our Current Report on Form 8-K, filed on September 30, 2004 with the Securities and Exchange Commission.

(20)	Incorporated by reference to the exhibit with exhibit number 99.2 attached to our Current Report on Form 8-K, filed on September 30, 2004 with the Securities and Exchange Commission.

(21)	Incorporated by reference to the exhibit with exhibit number 99.1 attached to our Current Report on Form 8-K, filed on March 31, 2005 with the Securities and Exchange Commission.

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2005.

JCM PARTNERS, LLC,
A Delaware limited liability company

By	/s/ Gayle M. Ing

Gayle M. Ing, President and
Chief Executive Officer
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Title	Date
Name

/s/ Gayle M. Ing Gayle M. Ing	President, Chief Executive Officer, Secretary and Manager (Principal Executive Officer)	March 31, 2005

/s/ Cornelius Stam Cornelius Stam	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 31, 2005

/s/ Michael W. Vanni Michael W. Vanni	Manager; Chairman of the Board	March 31, 2005

/s/ Henry Conversano Henry Conversano	Manager	March 31, 2005

/s/ Frank Deppe Frank Deppe	Manager	March 31, 2005

/s/ Henry Doorn, Jr. Henry Doorn, Jr.	Manager	March 31, 2005

/s/ Marvin J. Helder Marvin J. Helder	Manager; Vice Chairman of the Board	March 31, 2005

/s/ Kenneth J. Horjus Kenneth J. Horjus	Manager	March 31, 2005

/s/ Lois B. Mol Lois B. Mol	Manager	March 31, 2005

/s/ Neal Nieuwenhuis Neal Nieuwenhuis	Manager	March 31, 2005

INDEX TO EXHIBITS

Exhibit
No.		Description

2	.1(1)	Order Confirming Second Amended Plan of Reorganization
2	.2(1)	Amended Joint Plan of Reorganization (May 9, 2000)
3	.1(1)	JCM Partners, LLC Certificate of Formation
3	.2(1)	JCM Partners, LLC Limited Liability Company Agreement dated as of June 30, 2000, and as amended on September 13, 2000
3	.3(3)	Restated Bylaws of JCM Partners, LLC
3	.4(5)	Second Amendment to Limited Liability Company Agreement of JCM Partners, LLC, dated as of May 22, 2002
3	.5(5)	Restated Limited Liability Company Agreement of JCM Partners, LLC, dated as of August 1, 2002
3	.6(5)	Amendment (as of June 26, 2002) to Restated Bylaws of JCM Partners, LLC
3	.7(5)	Second Restated Bylaws of JCM Partners, LLC (as of June 26, 2002)
3	.8(6)	Amended and Restated Operating Agreement (as of June 25, 2003)
3	.9(6)	Certificate of Designations of Class 1 Units
3	.10(6)	Third Restated Bylaws
3	.11(7)	Certificate of Designations of Class 2 Units
3	.12(7)	Certificate of Designations of Class 3 Units
3	.13(12)	First Amendment to Certificate of Designations of Class 1 Units
3	.14(13)	First Amendment to Certificate of Designations of Class 2 Units
3	.15(14)	Amended and Restated Certificate of Designations of Class 1 Units
3	.16(15)	Amended and Restated Certificate of Designations of Class 2 Units
3	.17(16)	Certificate of Designations of Series B Preferred Units
4	.1(2)	Restrictions on Transfer of Membership Units
4	.2(6)	Restrictions on Transfer of Membership Interests (revised June 25, 2003)
4	.3(8)	Sample Form of Application of Transfer of Units
4	.4(9)	Form of Unit Conversion Form
10	.1(1)*	Management Services Agreement dated July 1, 2000 between JCM Partners, LLC and JCIV, LLC
10	.2(1)*	Transition Services Agreement and Amendment to Management Services Agreement dated March 15, 2001 among JCIV, LLC, John Connolly IV and JCM Partners, LLC
10	.3(1)*	Management Services Agreement dated April 11, 2001 between JCM Partners, LLC and Computer Management Corporation
10	.4(1)*	Form of Indemnification Agreement between JCM Partners, LLC and JCM Partners, LLC’s Managers and Executive Officers
10	.5(1)	Lease for JCM Partners, LLC’s executive offices located at 2151 Salvio Street, Concord, California
10	.6(1)	Form of Promissory Note between JCM Partners, LLC and each of Frank Deppe, Marvin Helder, Lois Mol and Computer Management Corporation Money Purchase Pension Trust
10	.7(4)*	Management Services Agreement dated March 21, 2002, between JCM Partners, LLC and Computer Management Corporation
10	.8(17)*	Executive Management Services Agreement dated as May 1, 2004, between JCM Partners, LLC and Computer Management Corporation
10	.9(18)	Summary of Understanding with Barnabas Foundation and Christian Reform Home Missions Regarding Class 1 Unit Repurchases (Effective August 2004)
16	.1(10)	Letter of Deloitte & Touche dated July 2, 2003
21.1		Subsidiaries of JCM Partners, LLC

Exhibit
No.		Description

31.1		Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99	.1(11)	Description of Securities
99	.2(11)	Summary of Operating Agreement
99	.3(19)	Description of Securities (as revised September 22, 2004)
99	.4(20)	Summary of Operating Agreement (as revised September 22, 2004)
99	.5(21)	Description of Securities (as revised March 31, 2005)

*	Indicates management contract or compensation plan or arrangement.

(1)	Incorporated by reference to the exhibit with the same exhibit number attached to our Registration Statement on Form 10 (File No. 000-32653) filed on October 3, 2001 with the Securities and Exchange Commission.

(2)	Incorporated by reference to the exhibit with the same exhibit number attached to our Current Report on Form 8-K filed on November 16, 2001 with the Securities and Exchange Commission.

(3)	Incorporated by reference to Exhibit 3 to our Quarterly Report on Form 10-Q filed on November 19, 2001 with the Securities and Exchange Commission.

(4)	Incorporated by reference to the exhibit with the same exhibit number attached to our Quarterly Report on Form 10-Q, filed on May 15, 2002 with the Securities and Exchange Commission.

(5)	Incorporated by reference to the exhibit with the same exhibit number attached to our Quarterly Report on Form 10-Q, filed on August 14, 2002 with the Securities and Exchange Commission.

(6)	Incorporated by reference to the exhibits with the same exhibit number attached to our Current Report on Form 8-K, filed on July 25, 2003 with the Securities and Exchange Commission.

(7)	Incorporated by reference to the exhibits with exhibit numbers 4.1 and 4.2 attached to our Current Report on Form 8-K, filed on October 8, 2003 with the Securities and Exchange Commission.

(8)	Incorporated by reference to the exhibit with exhibit number 99.3 attached to our Current Report on Form 8-K, filed on July 25, 2003 with the Securities and Exchange Commission.

(9)	Incorporated by reference to the exhibit with exhibit number 99.1 attached to our Current Report on Form 8-K, filed on October 27, 2003 with the Securities and Exchange Commission.

(10)	Incorporated by reference to the exhibit with the same exhibit number attached to our Current Report on Form 8-K, filed on July 3, 2003 with the Securities and Exchange Commission.

(11)	Incorporated by reference to the exhibits with the exhibit numbers 99.1 and 99.2 attached to our Current Report on Form 8-K, filed on October 15, 2003 with the Securities and Exchange Commission.

(12)	Incorporated by reference to the exhibit with the same exhibit number attached to our Current Report on Form 8-K, filed on July 7, 2004 with the Securities and Exchange Commission.

(13)	Incorporated by reference to the exhibit with the same exhibit number attached to our Current Report on Form 8-K, filed on July 7, 2004 with the Securities and Exchange Commission.

(14)	Incorporated by reference to the exhibit with the same exhibit number attached to our Current Report on Form 8-K, filed on July 7, 2004 with the Securities and Exchange Commission.

(15)	Incorporated by reference to the exhibit with the same exhibit number attached to our Current Report on Form 8-K, filed on July 7, 2004 with the Securities and Exchange Commission.

(16)	Incorporated by reference to the exhibit with exhibit number 3.13 attached to our Current Report on Form 8-K, filed on January 6, 2005 with the Securities and Exchange Commission.

(17)	Incorporated by reference to the exhibit with the same exhibit number attached to our Form 10-Q filed on May 17, 2004 with the Securities and Exchange Commission.

(18)	Incorporated by reference to the exhibit with the same exhibit number attached to our Form 10-Q filed on November 15, 2004 with the Securities and Exchange Commission.

(19)	Incorporated by reference to the exhibit with exhibit number 99.1 attached to our Current Report on Form 8-K, filed on September 30, 2004 with the Securities and Exchange Commission.

(20)	Incorporated by reference to the exhibit with exhibit number 99.2 attached to our Current Report on Form 8-K, filed on September 30, 2004 with the Securities and Exchange Commission.

(21)	Incorporated by reference to the exhibit with exhibit number 99.1 attached to our Current Report on Form 8-K, filed on March 31, 2005 with the Securities and Exchange Commission.