Form 10-Q
period 2005-03-31
JCM PARTNERS LLC
filed 2005-05-16
CIK 1139163

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Yes ☐ No ☑(1)

As of May 16, 2005, the registrant had the following Classes of Units and Series of Preferred Units outstanding of which the following number of Units and Series of Preferred Units were owned by a wholly owned subsidiary of the registrant:

Class of Unit/Series of Preferred Unit	Owned by Members	Owned by Subsidiary	Total Outstanding
Class 1	14,936,304	7,681,881	22,618,185
Class 2	14,661,492	6,613,515	21,275,007
Class 3	31,611,243	14,647,716	46,258,959
Series B Preferred	6,543,000	0	6,543,000
Total	67,752,039	28,943,112	96,695,151

(1)	The Company did not file a Form 10-Q for the period ending June 30, 2001. However, the Company’s Form 10, filed with the Securities and Exchange Commission on October 3, 2001, contains certain financial information for the six-month period ended June 30, 2001.

JCM PARTNERS, LLC

FORM 10-Q

For the Quarterly Period Ended March 31, 2005

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

JCM PARTNERS, LLC

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31, 2005	December 31, 2004
ASSETS
Real estate investments, net	$221,074,765	$222,974,582
Real estate investments held for sale, net	2,326,809	4,514,231
Cash	12,608,573	6,569,020
Restricted cash	2,741,280	1,234,172
Notes receivable	4,300,000	4,300,000
Rents receivable	250,384	224,556
Prepaid expenses	997,292	944,169
Deferred costs, net	2,055,128	2,247,830
Other assets	522,562	541,947

TOTAL ASSETS	$246,876,793	$243,550,507

LIABILITIES, MEMBERS’ UNITS AND RETAINED EARNINGS

LIABILITIES
Mortgages payable	$194,501,238	$192,569,602
Mortgages payable on real estate investments held for sale	935,000	2,688,234
Tenants’ security deposits	2,914,789	2,893,023
Accounts payable and accrued expenses	3,011,266	2,701,940
Accrued interest	984,558	967,514
Unearned rental revenue	258,096	179,935

Total liabilities	202,604,947	202,000,248

MEMBERS’ UNITS AND RETAINED EARNINGS
Redeemable units (See Note 4)
16,454,319 redeemable Class 1 Units, $1 par value and 17,026,042 redeemable Class 1 Units, $1 par value outstanding at March 31, 2005 and December 31, 2004, respectively	7,471,051	8,114,023
14,218,687 redeemable Class 2 Units, $1 par value and 14,280,506 redeemable Class 2 Units, $1 par value outstanding at March 31, 2005 and December 31, 2004, respectively	6,502,826	6,907,258
Non-redeemable units
31,489,985 Class 3 Units, $1 par value and 31,033,532 Class 3 Units, $1 par value outstanding at March 31, 2005 and December 31, 2004, respectively	14,210,096	14,932,858
Preferred units
25,000,000 Series B Preferred Units authorized; 3,303,700 Series B Preferred Units outstanding at March 31, 2005, and no Series B Preferred Units outstanding at December 31, 2004	3,542,503	—
Subscription proceeds received prior to issuance of Series B
Preferred Units	1,624,645	2,604,773
Distributions paid in advance (See Note 5)	100,710	—
Retained earnings	10,820,015	8,991,347

TOTAL LIABILITIES, MEMBERS’ UNITS AND RETAINED EARNINGS	$246,876,793	$243,550,507

See notes to condensed consolidated financial statements.

JCM PARTNERS, LLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2005	March 31, 2004
REVENUES:
Rental	$12,437,062	$12,498,705
Interest	114,769	19,639

Total revenues	12,551,831	12,518,344

OPERATING EXPENSES:
Interest expense	2,859,215	2,745,947
Operating and maintenance	3,593,183	3,919,484
Depreciation and amortization	2,446,730	2,312,910
General and administrative	1,060,196	925,459
Real estate taxes and insurance	1,349,455	1,326,914
Utilities	1,071,120	978,428
Write off of deferred debt issuance costs	10,007	—

Total expenses	12,389,906	12,209,142

Net income before discontinued operations	161,925	309,202

Discontinued operations:
Gain on sale	1,886,938	—
Loss on impairment of assets	—	(250,000)
Discontinued operations, net	(220,195)	125,935

Income (loss) from discontinued operations	1,666,743	(124,065)

NET INCOME	$1,828,668	$185,137

Income (loss) per outstanding unit:
From continuing operations	$0.00	$0.00
From discontinued operations	$0.03	$(0.00)

Basic and diluted	$0.03	$0.00

WEIGHTED AVERAGE UNITS OUTSTANDING
Basic and diluted	64,980,533	79,291,816

See notes to condensed consolidated financial statements.

JCM PARTNERS, LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31, 2005	March 31, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,828,668	$185,137
Adjustments to reconcile net income to net cash provided by operating activities
Gain on sale of property	(1,886,938)	—
Loss on disposal of assets	18,592	23,369
Loss on impairment of assets	—	250,000
Depreciation and amortization	2,452,084	2,295,251
Depreciation and amortization from discontinued operations	—	130,936
Write off of deferred debt issuance costs	77,467	—
Effect of changes in:
Restricted cash	(1,507,108)	1,326,210
Rent receivables	(25,828)	47,614
Prepaid expenses	(53,123)	(522,056)
Deferred costs	13,817	(5,192)
Other assets	6,268	818,721
Tenants’ security deposits	21,766	55,567
Accounts payable and accrued expenses	(218,028)	(397,784)
Accrued real estate taxes	527,356	(17,306)
Accrued interest	17,044	321
Unearned rental revenue	78,161	41,974

Net cash provided by operating activities	1,350,198	4,232,762

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to real estate investments	(418,913)	(428,068)
Proceeds from disposal of assets	4,074,012	—

Net cash provided by (used in) investing activities	3,655,099	(428,068)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of Class 1, Class 2, and Class 3 units	(276,257)	(938,814)
Payments on mortgages payable	(747,344)	(674,302)
Payoff of mortgage loans	(3,382,363)	—
Deferred financing costs	(37,064)	—
Proceeds from refinance of mortgages payable	4,308,108	—
Member distributions to Class 1, 2 and 3 and Series B Preferred Unit holders	(1,351,019)	(1,670,952)
Distributions paid in advance	(100,710)
Proceeds from issuance of Series B Preferred Units	996,260	—
Proceeds from subscriptions for Series B Preferred Units pending issuance	1,624,645
Other assets paid	—	(2,046,338)

Net cash provided by (used in) financing activities	1,034,256	(5,330,406)

NET INCREASE (DECREASE) IN CASH	6,039,553	(1,525,712)
CASH, beginning of period	6,569,020	6,972,448

CASH, end of period	$12,608,573	$5,446,736

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$2,885,003	$2,877,754

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

These unaudited consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2004 included in the Company’s 10-K filed with the Securities and Exchange Commission.

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

In May 2004, the Company entered into an Option Agreement to sell its undeveloped land in Vallejo, California for $500,000. The carrying amount of the asset (real estate investments held for sale) of the property was $500,000 at March 31, 2005. There is no debt on the property. In March 2004, the Company recorded a $250,000 charge for loss on impairment of assets so the carrying value reflects the sale price as negotiated in the Option Agreement.

In January 2005, the Company sold a 25 unit property in Concord, California for $2,550,000 resulting in a gain on sale of $1,072,000. For accounting purposes, gain on sales is the sale price, minus the costs of the sale and minus net book value.

In February 2005, the Company sold a 14,920 square foot light industrial building in Napa, California for $1,750,000 resulting in a gain on sale of $815,000.

In January 2005 the Company listed for sale a 26,984 square foot light industrial building in Napa, California for $3,500,000. The net carrying value of the asset (real estate investments held for sale, net) of the property was $1,827,000 at March 31, 2005 and the liabilities (mortgages payable of real estate investments, held for sale) was $935,000.

The following is a breakdown of the results of discontinued operations, including data from four properties sold during 2004, two properties sold during the first quarter 2005 and two properties held for sale as of March 31, 2005:

	Three Months Ended March 31,
	2005	2004
Rental revenues	$139,153	$690,448
Interest expense	(25,787)	(126,128)
Operating and maintenance	(15,984)	(192,379)
Depreciation and amortization	—	(113,276)
Real estate taxes and insurance	(11,847)	(80,989)
Utilities	(7,628)	(50,239)
Prepayment penalty	(235,289)	—
Write off of deferred debt issuance costs	(62,813)	—
Gain on sales	1,886,938	(1,502)
Loss on impairment of assets	—	(250,000)

Total discontinued operations	$1,666,743	$(124,065)

     Rental revenue from properties held for sale at March 31, 2005 was $94,000.

3. MORTGAGES PAYABLE

The Company’s mortgages payable generally require monthly interest and principal payments. The obligations include twenty-nine fixed rate loans and fifteen variable rate loans which are secured by deeds of trust on the Company’s real estate investments. The Company is required by the terms of certain of the mortgage loans to maintain lender impound accounts for insurance, property taxes, reserves for property improvements and a bond account which are recorded as restricted cash.

In January 2005, the Company completed the financing of one mortgage loan for $4,300,000 secured by three properties located in Napa, California. The loan is for ten years with a fixed annual interest rate of 5.38% for the first five years and converting to a variable rate for the remaining five years. The loan requires monthly payments of principal and interest. The loan is partially amortizing and will require payment of the remaining balance on February 1, 2015. The lender has recourse to JCM Partners for up to 25% of the highest unpaid principal balance of the loan. One of the properties was debt free and the Company used $1,625,000 of the loan proceeds to pay off the mortgage loans on the other two properties.

The Company paid off two additional mortgage loans totaling $1,758,000 secured by two properties sold in January and February 2005.

The Company modified an existing variable rate mortgage loan with a remaining balance of $935,000 effective March 1, 2005. The Company reduced (i) the annual interest rate from 8.5% to 4.768% with adjustments every six months not to exceed 1%; (ii) the maximum annual interest rate to be charged from 14.5% to 10.5%, (iii) the minimum annual interest rate to be charged from 8.5% to 4.5% and (iv) received $8,000 in loan proceeds. The final payment date for the remaining balance was also extended from July 1, 2007 to March 1, 2015. This mortgage is secured by a real estate investment held for sale.

4. MEMBERS’ UNITS

The Company has authorized 300,000,000 Units and Preferred Units, of which 25,000,000 may be designated as Preferred Units. During the three months ended March 31, 2005, Unit holders, other than our wholly-owned subsidiary, converted 528,149 Class 1 Units to 160,607 Class 2 Units and to 367,542 Class 3 Units; and 191,783 Class 2 Units to Class 3 Units. The Units were converted on a 1-to-1 basis. The Company is required to redeem the Class 1 and Class 2 Units by June 2007 and June 2012, respectively, provided the unit holder has timely exercised the unit holder’s put right. The Class 3 Units are not redeemable at the option of the unit holder. Effective December 31, 2004, the Company’s Series B Preferred Units came into existence when the Certificate of Designations of the Series B Preferred Units (“Series B COD”) was signed by the Company’s Chief Executive Officer. The Company’s Board of Managers had approved the issuance of the Series B Preferred Units on November 19, 2004. The Company’s Series B Preferred Units are senior in priority to our Class 1, 2 and 3 Units upon our liquidation or if the Company is involved in a change of control (as defined in the Series B COD). The redeemable and non-redeemable units and preferred units outstanding are accounted for under EITF D-98 “Classification and Measurement of Redeemable Securities” and Accounting Series Release No. 268, “Presentation in Financial Statements of Redeemable Preferred Stocks.” Under these standards the redeemable units and preferred units are presented separately from the non-redeemable units on the consolidated balance sheet. These standards do not affect the accounting for the redemption and distributions with respect to the redeemable units.

In March 2005, the Company received $1,625,000 in subscription proceeds for Series B Preferred Units issued in April 2005, of which $1,079,000 was from Managers of the Company on the same terms and conditions made available to other investors.

5. DISTRIBUTIONS TO MEMBERS

During the three months ended March 31, 2005, the Company made distributions to holders of Units and Preferred Units required by the Certificates of Designations of the Class 1, Class 2, Class 3 and Series B Preferred Units, respectively, plus voluntary distributions, as follows:

Class of Unit/Series of Preferred Units	Amount
Class 1 (1)(4)	$332,000
Class 2 (2)(4)	294,000
Class 3 (3)(4)	666,000
Series B Preferred (3)(4)	59,000
Total	$1,351,000

(1)	The Class 1 mandatory monthly distribution is equal to 1/12 of $0.0775 per Class 1 Unit, or a total of $0.0775 per Class 1 Unit each year.

(2)	The Class 2 mandatory monthly distribution is equal to 1/12 of $0.0800 per Class 2 Unit, or a total of $0.0800 per Class 2 Unit each year.

(3)	The Class 3 and Series B Preferred mandatory monthly distribution is equal to 1/12 of $0.0825 per Class 3 and Series B Preferred Unit, or a total of $0.0825 per Class 3 and Series B Preferred Unit each year.

(4)	Includes voluntary monthly distributions to holders of Class 1, Class 2, Class 3 and Series B Preferred Units, equal to 1/12 of $0.0025 per Unit or a total of $0.0025 per Class 1, Class 2 and Class 3 Unit and Series B Preferred Units each year. Excludes distributions for units held by the Company’s wholly owned subsidiary.

On December 10, 2002, the Board of Managers declared a voluntary distribution to be paid monthly in an amount equal to 1/12 of $0.0025 per Class 1 Unit (“Voluntary Distribution”). The Voluntary Distribution remains in effect until it is terminated by the Board of Managers. Pursuant to the Certificates of Designations of the Class 2 and Class 3 Units, respectively, the Class 2 and Class 3 Units are entitled to receive no less than the same Voluntary Distribution received by the holders of the Class 1 Units on a per Unit basis. Pursuant to the Series B COD, the Series B Preferred Units are entitled to receive the same voluntary distributions as the Class 3 Units on a per Unit basis.

Distributions paid in advance: In March 2005, the Company accrued or paid $101,000 to the California Franchise Tax Board on behalf of the Company’s non-California Unit holders who had been allocated income deemed taxable by the State of California. For affected non-resident Members, the Company began withholding one-ninth of the total withholding amount paid on each Members’ behalf, starting with the April 2005 monthly distribution, so that each Member will have repaid the Company by the end of the year. If the Company repurchases or redeems Units from one of these Members prior to the end of the year, the amount paid to that Member will be reduced by any remaining amount advanced by the Company. If such a Member sells, transfers or gifts any Units to another investor, the Company will require payment of the remaining withholding amount advanced by the Company as part of the transfer. The Company did not pay the amounts above on behalf of Managers of the Company who are non-resident Members, due to the limitations created by the Sarbanes-Oxley Act of 2002, should these amounts be treated as “loans” to the Company’s Managers. Instead, Managers who are non-resident Members paid the Company these amounts simultaneously with the Company’s payment of these amounts to the California Franchise Tax Board.

6. REPURCHASE OF UNITS

During the three months ended March 31, 2005, the Company, through a wholly owned subsidiary, repurchased 177,089 Units as follows:

Class of Unit	# of Units	Amount
Class 1	43,574	$68,000
Class 2	30,643	48,000
Class 3	102,872	160,000
Total	177,089	$276,000

All Units owned by the subsidiary are considered outstanding under the Company’s Operating Agreement for all purposes, except as noted below, including voting and participation in mandatory and other distributions paid by the Company. However, for financial reporting purposes, these Units are not considered outstanding and any distributions paid to the subsidiary are eliminated in consolidation. Accordingly, for financial reporting purposes, the number of Units outstanding at March 31, 2005 is the number of Units outstanding minus the Units owned by the Company’s subsidiary. However, for all other purposes, the Company has 90,152,151 Units outstanding. Repurchases of Units were recorded against the Members’ Unit balances.

In April 2005 and through May 16, 2005, the Company, through its wholly owned subsidiary, repurchased an additional 953,952 Units as follows:

Class of Unit	# of Units	Amount
Class 1	811,640	$1,266,000
Class 2	89,113	139,000
Class 3	53,199	83,000
Total	953,952	$1,488,000

As of May 16, 2005, the Company’s wholly owned subsidiary owned the following number of Units:

Class of Unit	# of Units (1)
Class 1	7,681,881
Class 2	6,613,515
Class 3	14,647,716
Total	28,943,112

(1)	Units owned by the Company’s subsidiary are periodically allocated into Class 1, 2 and 3 Units in proportion to the Units held by all Members in order to implement Section 2.3.5 of the Company’s Operating Agreement.

7. ISSUANCE OF SERIES B PREFERRED UNITS

During the three months ended March 31, 2005, the Company issued 3,303,700 Series B Preferred Units and received a total of $996,000 in subscription proceeds excluding the $2,605,000 received in December 2004.

8. NET INCOME PER UNIT

For purposes of net income per unit, Class 1, Class 2, Class 3 and Series B Preferred Units are included in the computation of weighted average units outstanding.

9. CONTINGENCY AND LEGAL MATTERS

As of March 31, 2005, the Company is not aware of any litigation threatened against the Company other than routine litigation arising out of the ordinary course of business, some of which is expected to be covered by liability insurance, and none of which is expected to have a material adverse effect on the consolidated financial statements of the Company.

10. RECLASSIFICATIONS

Reclassifications were made to the 2004 condensed financial statements to conform to the 2005 presentation. Certain items were reclassified related to Discontinued Operations as presented in Note 2.

11. CERTAIN RELATED PARTY TRANSACTIONS

In the first quarter of 2005, the Company issued 867,000 Series B Preferred Units for $945,000 to Managers of the Company on the same terms and conditions made available to other investors. In March and April 2005 the Company received subscription proceeds from Managers of the Company of $1,188,000 for 1,090,000 Series B Preferred Units on the same terms and conditions made available to other investors. Of that amount, 990,000 Series B Preferred Units were issued to such Managers in April 2005 and 100,000 in May 2005.

12. SUBSEQUENT EVENTS

From April 2005 and through May 16, 2005, the Company, through its wholly owned subsidiary, repurchased an additional 811,640 redeemable Class 1 Units, 89,113 redeemable Class 2 Units and 53,199 non-redeemable Class 3 Units for an aggregate price of $1,488,000. The same price was paid for all Units repurchased.

From April 2005 and through May 16, 2005, the Company issued an additional 3,239,300 Series B Preferred Units; 1,090,000 were issued to Managers of the Company on the same terms and conditions made available to other investors.

From April 2005 and through May 16, 2005, the Company received a total of $2,560,000 in subscription proceeds for Series B Preferred Unit to be issued in May and June. Of that amount, $654,000 was received in May 2005 prior to issuance of Series B Preferred Units in June 2005.

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

In a continuing challenging economy, total rental revenues from our continuing operations decreased slightly by $62,000 year-over-year to $12,437,000 for the first quarter ended March 31, 2005. The rental revenue decrease was primarily from our continuing residential properties and partially offset by increased rental revenue from our continuing commercial properties. Approximately 94% of total rental revenues from continuing operations came from continuing residential properties and 6% from continuing commercial properties. We expect very little, if any, rental revenue growth in 2005 from our continuing operations as some of our apartment markets have been experiencing increased supply from new construction and both our apartment and commercial markets have been experiencing slow to non-existent employment growth, dampening the demand for both rental housing and office space .

We realized a net income of $1,829,000 for the quarter ended March 31, 2005, an increase of $1,644,000 from the quarter ended March 31, 2004, primarily due to gain on sales realized from two properties sold in the first quarter of 2005.

In January 2005, we sold a 25 unit property in Concord, California for $2,550,000 resulting in gain on sales of $1,072,000. We used the sales proceeds to (i) pay off the $1,324,000 balance on the mortgage loan secured by the property, (ii) pay prepayment penalties of $235,000 and (iii) escrow the balance for an intended Section 1031 exchange transaction for a property still to be identified.

In February 2005, we sold a 14,920 square foot light industrial building in Napa, California for $1,750,000 resulting in a gain of sales of $815,000. We paid off the $434,000 balance on the mortgage loan and will use the remaining net sale proceeds for repurchase of Units or for Class 1 Unit redemptions.

Property Occupancy

The table below sets forth the overall weighted average occupancy levels for properties owned, by type of property, at March 31, 2005, December 31, 2004 and March 31, 2004. The weighted average occupancy is calculated by multiplying the occupancy of each property by its square footage and dividing by the total square footage in the portfolio.

	Occupancy at	Occupancy at	Occupancy at
	March 31,	December 31,	March 31,
Property Type	2005	2004	2004
Apartment Communities	94.7%	94.6%	94.6%
Commercial Properties	89.4%	86.2%	71.9%

The overall weighted average occupancy level for our entire property portfolio for properties owned as of March 31, 2005 was 93.8%, compared to 90.3% for properties owned as of March 31, 2004.

The occupancy at our apartment communities at March 31, 2005 shows little change at 94.7% from 94.6% at December 31, 2004. The economic environment where we operate remains challenging due to very little new job creation in the Northern California economy, continuing competition with providers of other forms of multifamily residential properties and single-family housing and continuing construction of new apartments where our properties are located. We believe occupancy will remain relatively stable at this level for the remainder of 2005 due to a continuing management implemented cross-marketing program, resident referral program, resident retention focus and rent concession incentives.

Our future apartment occupancy rates will be subject to numerous factors, many of which are outside of our control. We believe that the remainder of 2005, as well as most of 2006, will continue to be challenging on the leasing front. The overall slowdown of the California economy, the California deficit and other factors are impacting our sub-markets. Forecasts in trade journals and marketing reports indicate relatively flat rents and some decreasing occupancies with optimism for a pick up by late 2005. A large unknown factor for our portfolio will be how California’s large budget deficit will impact local economies as funding cuts roll downward. We believe that consumers continue to carefully consider how much they are willing to spend on housing, which is putting downward pressure on rents. In addition, continuing historically low mortgage rates continue to enable more renters to purchase homes. Buying or renting single-family housing was the reason given by many residents who moved out of our apartment properties during the first quarter of 2005. If mortgage rates increase, we anticipate over time slightly less pressure on rents and occupancies, as renters may be less able to purchase homes; however, we cannot predict when changes in mortgage rates will occur. Qualified potential residents continue to be difficult to find. Our market surveys indicate that a number of competitors have decreased asking rents, as we have done at selected properties in order to remain competitive. Many of our competitors give rent concessions. We give them as well at many properties, such as a discount off a first month’s rent. Accordingly, there can be no assurance that our future occupancy or rental rates will not be significantly less than our occupancy and rental rates at March 31, 2005.

In the first quarter of 2005, occupancy at our commercial properties increased to 89.4% at March 31, 2005 from 86.2% at December 31, 2004 primarily from improved occupancy at our Concord office building where occupancy increased to 78.0% from 69.6% at the end of the year 2004. While affected by the soft market for large blocks of office space in the San Francisco Bay Area, our Concord office building rental rates are moderate and the building is located and designed to serve small local users and regional branch offices with a portion of the ground space designated for retail. Since we have the financial capacity to remodel or divide existing suites to suit market demand and can provide significant tenant improvements to attract new tenants, we expect the demand from such tenants to improve occupancy over the next few quarters. We are aggressively marketing the available space.

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

	Three Months Ended March 31,
	2005	2004
Net income	$1,828,668	$185,137
Adjustments:
Depreciation and amortization
Real property	2,300,485	2,215,320
Capitalized leasing expenses	32,574	18,561
Write off of deferred debt issuance costs	14,654	—
Discontinued operations:
Depreciation and amortization
Depreciation	—	103,631
Capitalized leasing expenses	—	7,436
Gain on sale of property	(1,886,938)	—
Loss on impairment of assets	—	250,000
Write off of deferred debt issuance costs	62,813	—

Funds from operations	$2,352,256	$2,780,085

Funds from operations per unit	$0.04	$0.04

Income (loss) per outstanding unit (per Statement of Operations)
From continuing operations	$0.00	$0.00
From discontinued operations	$0.03	$(0.00)

Net income per unit (per Statement of Operations)	$0.03	$0.00

Weighted average units	64,980,533	79,291,816

For the quarter ending March 31, 2005, FFO was $2,352,000 as compared to $2,780,000 for the same quarter last year, a decrease of $428,000. The decrease was primarily due to a $220,000 net loss from discontinued operations, in the first quarter of 2005 as opposed to net income of $126,000 in the same quarter of 2004. FFO on a per Unit and Preferred Unit basis remained flat primarily due to the lower weighted average number of Units and Preferred Units outstanding during the quarter ended March 31, 2005 compared to the same quarter in 2004.

Three Months Ended March 31, 2005 Compared to the Three Months Ended March 31, 2004

Revenue From Continuing Operations

Total rental revenue for the three months ended March 31, 2005 was $12,437,000, down $62,000 from $12,499,000 for the same quarter last year, excluding revenues from discontinued operations. This decrease is primarily attributable to higher rent concessions at our apartment communities and partially offset by better occupancy and higher rents at our commercial properties. The possibility of a worsening economic slowdown or recession or continuation of current economic conditions may result in higher vacancy rates, lower prevailing rents, increased rent concessions and/or more tenant defaults and bankruptcies.

During the first quarter of 2005, rental revenue generated by our apartment communities was $11,641,000, down approximately $132,000 from $11,773,000 during the first quarter last year, excluding rental revenues from discontinued operations. The decrease was primarily attributable to higher rent concessions.

Rental revenue generated by our commercial properties was $793,000, up approximately $70,000 from $723,000 in the same quarter last year, excluding rental revenues from discontinued operations. The increase was primarily attributable to improved occupancy and higher rental rates.

During the three months ended March 31, 2005, average monthly rental rates per square foot for same-store apartment communities and commercial properties on a combined basis increased slightly by approximately 0.2%. Additionally, same store rental rates increased approximately 0.6% compared to the quarter ended March 31, 2004 primarily due to an increase in rental rates for same-store commercial properties. Our ability to continue to increase rents will largely depend on the changes in the real estate market and on general economic conditions in the areas in which we own properties. Same-store properties are defined as those properties owned by us during all months of the reporting periods. Average monthly rental rates are defined as contract rents for occupied units plus estimated market rents for vacant units divided by the total square footage in the portfolio at the end of the reporting periods.

During the three months ended March 31, 2005, the same-store average monthly rental rates per square foot for our apartment communities increased slightly by approximately 0.1% and increased 0.3% compared to the quarter ended March 31, 2004. In both cases the increases were attributable to increased rents both to existing tenants upon lease expiration and to new tenants upon move in. The average monthly rental rates per square foot for same-store apartment communities were $1.04 as of March 31, 2005, $1.04 as of December 31, 2004 and $1.03 as of March 31, 2004.

During the three months ended March 31, 2005, the same-store average monthly rental rates per square foot for our commercial properties increased by approximately 1.8% and increased 4.5% compared to the quarter ended March 31, 2004. These increases were attributable to increased rents to new tenants upon move in and rent adjustments as allowed in existing leases. The average monthly rental rates per square foot for same-store commercial properties were $1.33 as of March 31, 2005, $1.30 as of December 31, 2004 and $1.27 as of March 31, 2004.

Interest revenue increased by $95,000 for the three months ended March 31, 2005 as compared to the same period last year primarily due to approximately $71,000 in interest from notes receivable and partly due to higher interest rates and higher cash balances than during the first quarter of 2004.

Expenses From Continuing Operations

Total expenses (which include interest expense, operating and maintenance, depreciation and amortization, general and administrative, real estate taxes and insurance, utilities, and write-off of deferred debt issuance costs) were $12,390,000 for the three months ended March 31, 2005 compared to $12,209,000 for the same period in 2004, excluding expenses from discontinued operations. The various components of total expenses are discussed in more detail as follows:

Interest expense. In the first quarter 2005, interest expense was $2,859,000, up from $2,746,000 for the same period last year, an increase of $113,000, excluding interest expense from discontinued operations. This increase was due to higher outstanding loan balances and partly offset by lower weighted average interest rates than the first quarter of 2004. The weighted average interest rates for our mortgage debt were 5.91% and 6.15% respectively as of March 31, 2005 and 2004.

Operating and maintenance expenses. For the quarter, operating and maintenance expenses were $3,593,000, down from $3,919,000 from the first quarter last year, excluding operating and maintenance expenses from discontinued operations. The $326,000 decrease was primarily due to lower expenditures for our apartment rehabilitation program.

Depreciation and amortization expenses. During the first quarter in 2005, depreciation and amortization expenses were $2,447,000, as compared to $2,313,000 for the first quarter in 2004, excluding depreciation and amortization expense from discontinued operations. This 5.8% increase was primarily attributable to an increase in real estate investments from capitalization of property improvements.

General and administrative expenses. General and administrative expenses were $1,060,000 for the quarter, up from $925,000 for the same period last year, excluding general and administrative expenses from discontinued operations. The increase of approximately $135,000 is primarily due to appraisal costs, accrual of LLC fees payable to the State of California and increased personnel costs.

Real estate taxes and insurance expenses. In the quarter, real estate taxes and insurance expenses were $1,349,000, up slightly from $1,327,000 for the same period last year, excluding real estate taxes and insurance expenses from discontinued operations.

Utility expenses. Utility expenses were $1,071,000 for the quarter, as compared to $978,000 for the same quarter last year, an increase of $93,000, excluding utility expenses from discontinued operations. This change was due primarily to rate increases for trash removal, sewer and water service.

Write-off of deferred debt issuance costs. During the three months ended March 31, 2005, we recorded a loss of $10,000, excluding write-off of deferred debt issuance costs from discontinued operations, to reflect the write-off of deferred debt issuance costs related to the early payoff of mortgages payable from refinancing activity.

Net Income Before Discontinued Operations

During the three months ended March 31, 2005, net income before discontinued operations was $162,000 compared to net income of $309,000 for the same period last year. This decrease was due to higher interest, depreciation and amortization, general and administrative, real estate taxes and insurance, utility expenses and write off of deferred debt issuance costs, partially offset by lower operating and maintenance expenses and higher total revenues.

Discontinued Operations

During the quarter ended March 31, 2005, income from discontinued operations was $1,667,000 compared to a loss of $124,000 for the same period last year. The increase was primarily due to a gain of $1,887,000 recorded on the sale of properties during the current quarter. During the quarter ended March 31, 2004, there was a $250,000 charge for impairment of assets related to a parcel of land located in Vallejo, California so that the carrying value reflects the sale price negotiated in the Option Agreement. See footnote 2 of the Notes to the Consolidated Financial Statements which describes discontinued operations in greater detail.

NET INCOME

During the quarter ended March 31, 2005, we recorded net income of $1,829,000 compared to net income of $185,000 for the first quarter last year, an increase of $1,644,000. This increase was primarily due to a gain of $1,887,000 recorded on the sale of properties during the current quarter.

Effects of Inflation on Operations

We believe the direct effects of inflation on our operations have been inconsequential.

Liquidity and Capital Resources

Short-Term Liquidity

As of March 31, 2005, our short-term liquidity needs included normal operating requirements, ongoing capital improvements, monthly principal amortization of our debt, voluntary repurchases of Units and certain mandatory distributions required to be made to our Class 1, Class 2 and Class 3 Unit holders and Series B Preferred Unit holders, as described in Note 5 of our Notes to Consolidated Financial Statements set forth in Item 1 above. We expect to meet most of these requirements through cash provided by operations and available cash. However, if needed for repurchase of Class 1 Units, Class 2 Units and Class 3 Units or capital improvements, we may increase debt by drawing on our line of credit, refinancing certain mortgage obligations, mortgage borrowing on our debt-free properties or we may sell some properties. Under the terms of the Class 1 COD, we have the ability, but not the obligation to pay for Class 1 Units that have been put to us prior to June 30, 2007. Accordingly, should we choose to pay for put Class 1 Units prior to June 30, 2007, our short-term liquidity needs could include repurchases of put Class 1 Units. See “Put Rights” below.

We do not expect that rent increases upon tenant turnover and lease expirations, subject to market and general economic conditions, will have a significant impact on our short-term liquidity .

Long-Term Liquidity

Our long-term liquidity requirements include scheduled debt maturities, significant capital improvements, certain mandatory distributions required to be made to our Class 1, Class 2 and Class 3 Unit holders and Series B Preferred Unit holders, as described in Note 5 of our Notes to Consolidated Financial Statements set forth in Item 1 above and repurchases of Class 1, Class 2 and Class 3 Units. Our long-term liquidity requirements also include our redemption obligations to holders of Class 1 and 2 Units. See “Put Rights” below. Cash flows from operations, including the effects of any rent increases, will not be sufficient to meet some of these long-term requirements, such as remaining balances due at loan maturities and our obligations to redeem Class 1 and 2 Units. Accordingly, it will be necessary for us to refinance the mortgages on certain of our properties or sell some properties. There can be no assurance that we will be able to refinance on terms advantageous to us, however, especially if interest rates rise in the future. See also “Plan to Fund Redemptions” below.

Put Rights

Class 1 Put Rights

Our Class 1 Unit holders have the right to require us to redeem some or all of their Class 1 Units by June 2007. Our Class 1 COD requires our Board of Managers to meet no later than June 30, 2006 to determine whether we should continue operations beyond June 30, 2007. However, with 14,936,304 Class 1 Units outstanding as of May 16, 2005, management currently believes that the Company should be able to fund the redemptions of all of the outstanding Class 1 Units and continue its operations based on the funding plan described below. See “Plan to Fund Redemptions” below. Our Board of Managers is currently scheduled to discuss whether we should continue operations beyond June 30, 2007 at its regularly scheduled Board meeting on July 13, 2005.

Class 2 Put Rights

In addition, our Class 2 Unit holders have a similar right to require us to redeem some or all of their Class 2 Units by June 2012 and a determination by our Board of Managers no later than December 27, 2010 to determine whether we should continue operations beyond June 30, 2012.

Plan to Fund Redemptions

In order to fund the Class 1 redemptions, we will use cash from operations, available cash, loan financing proceeds, the proceeds from our offering of Series B Preferred Units, other capital sources and we will liquidate some of our assets. The mix of funds we receive from various sources is dependent primarily on two variables. The first variable is the amount of additional debt we can prudently borrow. The second variable is the amount of proceeds we will raise from our offering of Series B Preferred Units. To the extent that we do not raise sufficient funds from our Series B Preferred Unit offering and additional borrowings, we will sell some of our properties in order to redeem the put Class 1 Units. We believe that it is too early for us to evaluate our liquidity requirements related to the Class 2 redemptions.

As previously disclosed, although we cannot predict the sales market for income producing properties, we believe that in connection with the Class 1 Put Rights, the Company’s properties may be appraised at or near the top of a sellers’ market, in part due to purchases by buyers in the current market that may be deemed unusually high relative to recent historical capitalization rates in the markets in which our properties are located. Therefore, it is likely that the appraised values for our properties in connection with the Class 1 Unit Put Rights may result in appraised values that (i) could be substantially higher than values used by us in determining the price we are willing to pay for Units under our repurchase program and (ii) reflect low capitalization rates or high gross rent multipliers, relative to both historical and possible future rates. Accordingly, we can give no assurance that the appraised values for our properties, which we will obtain during the second quarter of 2005, will be an accurate assessment of the future value of our properties.

Other

At March 31, 2005, we had unrestricted cash totaling $12,609,000, compared to $6,569,000 at December 31, 2004. This $6,040,000 increase is attributable to net cash provided by operations of $1,350,000, net cash provided by investing activities of $3,655,000 and net cash provided by financing activities of $1,034,000.

Net cash provided by operations during the three months ended March 31, 2005 was $1,350,000, which reflects net income of $1,829,000 adjusted for: gain on sale of property of $1,887,000, loss on disposal of assets of $19,000, write of off deferred debt issuance costs of $77,000, non-cash depreciation and amortization charges of $2,452,000 and the net increase of the effect of changes in operating assets and liabilities of $1,140,000, primarily an increase in restricted cash.

The terms of certain of our mortgages require impound accounts for the payment of insurance, property taxes, replacement reserves and lender holdbacks on proceeds from new mortgages for immediate repair improvements, as well as scheduled principal and interest payments on the debt. We classify these impound accounts as restricted cash on our balance sheet. Restricted cash also includes disposition proceeds of $745,000 from a property we sold in January, 2005, which is held in an escrow account intended to help fund a future Section 1031 tax-deferred exchange of qualifying real estate investments.

Net cash provided by investing activities was $3,655,000 for the three months ended March 31, 2005; consisting of $4,074,000 from the sale of two properties and offset by $419,000 used for additions to real estate investments.

Net cash provided by financing activities for the three months ended March 31, 2005 was $1,034,000. The uses of cash were as follows: repurchases of Class 1, Class 2 and Class 3 Units in the amount of $276,000, principal payments on mortgage notes of $747,000, payoff of mortgage loans of $3,382,000, deferred financing costs of $37,000 and distributions to Unit Preferred Unit holders in the amount of $1,351,000 and distributions paid in advance of $101,000. This was offset by proceeds received from the refinance of certain mortgage loans of $4,308,000, proceeds from the issuances of Series B Preferred Units of $996,000 and proceeds of $1,625,000 from subscriptions for Series B Preferred Units pending issuance. For the same period last year, net cash used in financing activities was $5,330,000. The uses of cash were as follows: distributions to Unit and Preferred Unit holders in the amount of $1,671,000, principal payments on mortgage notes of $674,000, change in other assets of $2,046,000 that is primarily cash in transit for repurchase of Units and repurchases of Units in the amount of $939,000.

Our long-term debt consists of 44 real estate mortgages totaling $195,436,000 as of March 31, 2005. One mortgage is secured by three properties, two properties have both a first and second mortgage and 39 mortgages are secured by one of 39 properties. This debt generally requires monthly payments of principal and interest. As of March 31, 2005, the weighted average interest rate on our real estate mortgages was 5.91% compared to 6.15% at the same time last year.

We have a revolving line of credit with a borrowing capacity of $6,000,000 that matures July 1, 2005 and is secured by one of our previously debt-free properties. The interest rate per year on the line of credit is the “Prime Rate” index plus 1.00% with a minimum rate of 5.00% on the amount borrowed plus initial loan costs of $39,000. The line of credit contains a financial covenant as to debt service coverage ratio with which we were in compliance. This revolving secured line of credit is available for general corporate purposes and is renewable on an annual basis. We did not use this line of credit for the three months ended March 31, 2005.

To provide our Unit holders with additional liquidity, we continue to follow the guidelines adopted by our Board of Managers to allow us to repurchase Units from members and to provide information to our members that will allow members to contact each other in order to facilitate trading of Units among our members. See Part II, Item 2—“Unregistered Sales of Securities and Use of Proceeds” for additional information about the Company’s repurchases of Units.

During the three months ended March 31, 2005, the Company, through a wholly owned subsidiary, repurchased 43,574 Class 1 Units for an aggregate price of $68,000; 30,643 Class 2 Units for an aggregate price of $48,000; 102,872 Class 3 Units for an aggregate price of $160,000. In April 2005 and through May 16, 2005, the Company, through its wholly owned subsidiary, repurchased an additional 811,640 Class 1 Units for an aggregate price of $1,266,000, 89,113 Class 2 Units for an aggregate purchase price of $139,000 and 53,199 Class 3 Units for an aggregate price of $83,000. As of May 16, 2005, the Company’s wholly owned subsidiary owned 7,681,881 Class 1 Units, 6,613,515 Class 2 Units and 14,647,716 Class 3 Units.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure results from changes in interest rates on our debt obligations. We are vulnerable to increases in the interest rates on our variable rate mortgage notes and line of credit. We are also vulnerable to significant increases in interest rates to the extent we refinance our fixed rate mortgage notes or incur additional debt in the future. We may need to incur additional debt to help finance the redemption of the Class 1 and Class 2 Units that we are required to redeem by June 30, 2007 and June 30, 2012, respectively. On an ongoing basis, we actively monitor and manage interest costs on our variable rate debt through refinancing of certain of our mortgage loans with variable interest rates and converting them to favorable fixed interest rates or more favorable variable interest rates as opportunities arise.

The following table presents information about our debt obligations at March 31, 2005. The table presents scheduled principal payments and related weighted average interest rates by expected maturity dates.

	2005	2006	2007	2008	2009	Thereafter
Mortgage loans with fixed rates maturing through October 2014 (1)	$1,387,449	$1,954,113	$2,080,296	$2,214,723	$26,493,744	$95,349,823
Average interest rate	6.41%	6.41%	6.41%	6.41%	6.41%	6.41%

Mortgage loans with fixed rates that become variable between August 2007 and January 2010 maturing through 2033 (2)	$517,969	$722,984	$761,790	$802,685	$845,783	$36,735,443
Average interest rate	5.27%	5.27%	5.27%	5.27%	5.27%	5.27%

Mortgage loans with variable rates maturing through 2033 (3)	$468,565	$703,748	$3,989,929	$815,173	$853,167	$18,738,854
Average interest rate	5.13%	5.13%	5.13%	5.13%	5.13%	5.13%

(1)	Twenty-nine loans with rates ranging from 5.21% to 7.13%

(2)	Eight loans with rates ranging from 4.60% to 5.63% that become variable between August 2007 and January 2010

(3)	Seven loans with rates ranging from 4.16% to 6.88%

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

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     (c) See the chart below.

ISSUER PURCHASES OF SECURITIES

			Total Number of Units	Approximate Dollar Value
			Purchased as Part of	that May Yet Be urchased
	Total Number of Units	Average Price	Publicly Announced Plans	Under the Plan or Programs
Period	Purchased (1)	Paid Per Unit	or Programs	(2)
January 1-31, 2005	16,381 Class 1	$1.56	26,597,885	$20,000,000	(3)
	0 Class 2	$0.00	399,827
	24,244 Class 3	$1.56	854,984
February 1-28, 2005	0 Class 1	$0.00	26,597,885	$20,000,000	(3)
	25,643 Class 2	$1.56	425,470
	78,628 Class 3	$1.56	933,612
March 1-31, 2005	27,193 Class 1	$1.56	26,625,078	$20,000,000	(3)
	5,000 Class 2	$1.56	430,470
	0 Class 3	$0.00	933,612
Total First Quarter	43,574 Class 1	$1.56	26,625,078	$20,000,000	(3)
	30,643 Class 2	$1.56	430,470
	102,872 Class 3	$1.56	933,612

(1)	Only our Class 1 Units are registered under the Exchange Act.

(2)	In addition to the Units that may be repurchased as described in footnote 3 below, the Company is obligated to redeem Class 1 and Class 2 Units that are put to the Company in accordance with the put rights of the Class 1 and Class 2 Units, respectively. Also, upon a change of control of the Company, as defined in the Series B COD, the Company is obligated to repurchase the Series B Preferred Units. See the Company’s Description of Securities, as revised March 31, 2005 (“Revised Description of Securities”), previously filed with the SEC on April 5, 2005, as Exhibit 99.1 to Form 8-K/A.

(3)	In March 2004, the Board of Managers authorized the repurchase of up to $20,000,000 of Units in any given month, superceding the previous authorization set in December 2001. The authorization will remain in effect until modified or terminated by the Board of Managers. The Company, through its wholly-owned subsidiary, may repurchase its Units from Members, when opportunities exist to buy at prices which are consistent with the Company’s Unit Repurchase Guidelines. Under this authorization and its guidelines, the Company will deduct $0.40 per Unit, representing “all anticipated costs and expenses (including but not limited to the estimated costs and expenses of liquidating all of the Company’s properties)”, when determining the maximum amount that the Company might be willing to pay. See Frequently Asked Questions 1.6 and 1.7 in the Company’s Revised Description of Securities filed. Units redeemed by the Company pursuant to the Class 1 or Class 2 Put Rights will not be counted against the $20,000,000 of funds available for repurchase under this program. In November 2004, our Board of Managers supplemented our repurchase guidelines by adopting the following policies:

•	The Company shall use its best efforts to cause its subsidiary to repurchase Units and Preferred Units at prices that are consistent with the guidelines and any applicable Certificate of Designations;

•	The Company shall set aside as non-cumulative cash reserves an amount equal to $100,000 each month to fund repurchases of Units and Preferred Units; and

•	The Company shall prioritize available funds for repurchases in the following order:

•	Repurchase of Units and Preferred Units in the case of hardship;

•	Repurchases of Units and Preferred Units that have the most current “put right” to sell their Units or Preferred Units back to the Company; and

•	After satisfaction of the above priorities, all Units and Preferred Units shall be treated equally, except where expressly limited by a Certificate of Designations (i.e., Series B Preferred Units may not be repurchased for three years from the date of purchase from the Company, except in the case of hardship). Notwithstanding the above, in connection with our obligations to redeem the Class 1 Units of Members who exercise their Class 1 Unit Put Rights, we, and any of our affiliates, will stop making repurchases of Class 1 Units from the date we mail the Class 1 Exercise Notice (anticipated to be July 20, 2005) until the last day the Class 1 Put Rights may be exercised (September 28, 2005). We, and our affiliates, are doing this should the exercises of the Class 1 Put Rights be subject to Rule 14e-5 of the Exchange Act.

Item 6. Exhibits

3.8	Amended and Restated Operating Agreement of JCM Partners, LLC (as of June 25, 2003, as amended through April 21, 2005)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JCM Partners, LLC
Date: May 16, 2005	By:	/s/ GAYLE M. ING
Gayle M. Ing
President and Chief Executive Officer

By:	/s/ CORNELIUS STAM
Cornelius Stam
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Designation	Description
Exhibit 3.8	Amended and Restated Operating Agreement of JCM Partners, LLC (as of June 25, 2003, as amended through April 21, 2005)

Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002