Form 10-Q
period 2005-06-30
JCM PARTNERS LLC
filed 2005-08-15
CIK 1139163

FORM 10-Q
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
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
Yes   ☑     No   ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
Yes   ☐     No   ☑
As of August 15, 2005, the registrant had the following Classes of Units and Preferred Units outstanding:

Class of Unit/Series of Preferred Unit	Owned by Members	Owned by Subsidiary	Total Outstanding
Class 1	14,096,602	6,864,002	20,960,604

Class 2	15,044,129	7,165,274	22,209,403

Class 3	31,926,224	15,055,920	46,982,144

Series B Preferred	7,143,000	0	7,143,000

Total	68,209,955	29,085,196	97,295,151

JCM PARTNERS, LLC
FORM 10-Q
For the Quarterly Period Ended June 30, 2005
Certain information included in this Quarterly Report contains or may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are typically identified by words or phrases such as “believe”, “expect”, “intend”, and variations of such words and similar expressions, or future or conditional verbs such as “will”, “would”, “should”, “could”, “might”, or similar expressions. Forward-looking statements, including those relating to our business strategy, capital expenditures, refinancing activities, occupancy levels, financial performance, and liquidity and capital resources are subject to risks and uncertainties. Actual results or outcomes may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors. Those risks and factors include unanticipated adverse business developments affecting us or our properties, defaults or non-renewal of leases, adverse changes in the real estate markets, increases in interest rates and operating costs, increased competition, changes in general and local economies, environmental uncertainties, risks related to natural disasters, increases in real property tax rates, and federal, state and local governmental regulations that affect us. Forward-looking statements speak only as of the date they are made and we assume no duty to update them.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
JCM PARTNERS, LLC
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30,	December 31,
	2005	2004
ASSETS
Real estate investments, net	$219,391,647	$222,974,582
Real estate investments held for sale, net	2,326,809	4,514,231
Cash	14,107,943	6,569,020
Restricted cash	2,620,638	1,234,172
Notes receivable	4,159,379	4,300,000
Rents receivable	204,717	224,556
Prepaid expenses	573,774	944,169
Deferred costs, net	1,951,691	2,247,830
Other assets	517,604	541,947

TOTAL ASSETS	$245,854,202	$243,550,507

LIABILITIES, MEMBERS’ UNITS, PREFERRED UNITS AND RETAINED EARNINGS
LIABILITIES:
Mortgages payable	$193,881,068	$192,569,602
Mortgages payable on real estate investments held for sale	930,008	2,688,234
Tenants’ security deposits	2,894,853	2,893,023
Accounts payable and accrued expenses	2,628,200	2,701,940
Accrued interest	945,118	967,514
Unearned rental revenue	237,391	179,935

Total liabilities	201,516,638	202,000,248

MEMBERS’ UNITS, PREFERRED UNITS AND RETAINED EARNINGS
Redeemable Units (See Note 5)
14,411,583 redeemable Class 1 Units, $1 par value and 17,026,042 redeemable Class 1 Units, $1 par value outstanding at June 30, 2005 and December 31, 2004, respectively	5,962,376	8,114,023
15,044,129 redeemable Class 2 Units, $1 par value and 14,280,506 redeemable Class 2 Units, $1 par value outstanding at June 30, 2005 and December 31, 2004, respectively	6,307,836	6,907,258
Non-Redeemable Units
31,611,243 Class 3 Units, $1 par value and 31,033,532 Class 3 Units, $1 par value outstanding at June 30, 2005 and December 31, 2004, respectively	13,130,785	14,932,858
Preferred units
25,000,000 Series B Preferred Units authorized; 7,143,000 Series B Preferred Units outstanding at June 30, 2005, and no Series B Preferred Units outstanding at December 31, 2004	7,596,226	—
Subscription proceeds received prior to issuance of Series B Preferred Units	—	2,604,773
Distribution paid in advance (See Note 6)	(66,036)	—
Retained Earnings	$11,406,377	$8,991,347

TOTAL LIABILITIES, MEMBERS’ UNITS, PREFERRED UNITS AND RETAINED EARNINGS	$245,854,202	$243,550,507

See notes to condensed consolidated financial statements.

JCM PARTNERS, LLC
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004
REVENUES:
Rental	$12,910,036	$12,453,080	$25,346,402	$24,951,785
Interest	138,515	9,958	253,280	29,584

Total revenues	13,048,551	12,463,038	25,599,682	24,981,369

OPERATING EXPENSES:
Interest expense	2,899,410	2,746,185	5,758,624	5,492,132
Operating and maintenance	3,885,289	4,244,646	7,497,064	8,185,997
Depreciation and amortization	2,441,350	2,332,703	4,888,081	4,645,613
General and administrative	1,365,455	837,708	2,425,650	1,741,300
Real estate taxes and insurance	1,327,645	1,472,243	2,658,507	2,799,157
Utilities	1,020,960	960,368	2,092,079	1,938,796
Write off of deferred debt issuance costs	2,083	—	12,089	—

Total expenses	12,942,192	12,593,853	25,332,094	24,802,995

Net income (loss) before discontinued operations	106,359	(130,815)	267,588	178,374

Discontinued operations:
Gain on sale	—		1,886,938
Loss on impairment of assets	—	—	—	(250,000)
Discontinued operations, net	480,697	46,371	260,503	172,320

Income (loss) from discontinued operations	480,697	46,371	2,147,441	(77,680)

NET INCOME (LOSS):	$587,056	$(84,444)	$2,415,029	$100,694

Income (loss) per outstanding Class 1, 2 and 3 Units:
From continuing operations	$0.00	$(0.00)	$0.01	$0.00
From discontinued operations	$0.01	$0.00	$0.03	$(0.00)

Basic and diluted — Class 1, 2 and 3 Units	$0.01	$(0.00)	$0.04	$0.00

WEIGHTED AVERAGE CLASS 1, 2 AND 3 UNITS OUTSTANDING
Basic and diluted	61,307,463	77,297,742	61,761,217	78,294,779

Income (loss) per outstanding Preferred Units:
From continuing operations	$0.00	—	$0.01	—
From discontinued operations	$0.01	—	$0.03	—

Basic and diluted — Preferred Units	$0.01	—	$0.04	—

WEIGHTED AVERAGE PREFERRED UNITS OUTSTANDING
Basic and diluted	6,174,165	0	4,476,773	0

See notes to condensed consolidated financial statements.

JCM PARTNERS, LLC
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Six Months	Six Months
	Ended	Ended
	June 30, 2005	June 30,2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,415,029	$100,694
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of property	(1,886,938)
Loss on disposal of assets	64,372	43,148
Loss on impairment of assets	—	250,000
Depreciation and amortization	4,895,217	4,784,968
Depreciation and amortization from discontinued operations	—	87,348
Write off of deferred debt issuance costs	74,602	—
Effect of changes in:
Restricted cash	(1,386,466)	930,379
Rent receivables	19,839	14,009
Prepaid expenses	370,395	487,070
Deferred costs	(17,256)	(10,393)
Other assets	(1,683)	789,568
Tenants’ security deposits	1,830	52,797
Accounts payable and accrued expenses	(65,472)	(859,897)
Accrued interest	(22,396)	(18,555)
Unearned rental revenue	57,456	14,493

Net cash provided by operating activities	4,518,529	6,665,629

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to real estate investments	(1,105,479)	(1,025,660)
Proceeds from disposal of assets	4,074,012	0
Payments received on notes receivable	140,620	0

Net cash provided by (used in) investing activities	3,109,153	(1,025,660)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of Class 1, Class 2 and Class 3 Units	(1,986,074)	(5,010,571)
Payments on mortgages payable	(1,386,505)	(1,334,492)
Payoff of mortgage loans	(3,382,363)	—
Deferred financing costs	(14,274)	(66,010)
Proceeds from refinance of mortgages payable	4,322,108	—
Member distributions to Class 1, 2 and 3 and Series B Preferred Unit holders	(2,756,711)	(3,594,026)
Distributions paid in advance	(66,037)	—
Proceeds from issuance of Series B Preferred Units	5,181,097	—

Net cash provided by (used in) financing activities	(88,759)	(10,005,099)

NET INCREASE (DECREASE) IN CASH	7,538,923	(4,365,130)
CASH, beginning of period	6,569,020	6,972,448

CASH, end of period	$14,107,943	$2,607,318

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$5,817,912	$5,762,331

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
In May 2004, the Company entered into an Option Agreement to sell our undeveloped land in Vallejo, California for $500,000. The carrying amount of the asset (real estate investments held for sale) of the property was $500,000 at June 30, 2005. There is no debt on the property. In March 2004, we recorded a $250,000 charge for loss on impairment of assets so the carrying value reflects the sale price as negotiated in the Option Agreement.
In January 2005 the Company listed for sale a 26,984 square foot light industrial building in Napa, California for $3,500,000 and in May 2005, the Company negotiated a lease buyout of the sole tenant, who had vacated the building. Of the $750,000 received from the tenant, $517,000 was accounted for in income from discontinued operations and $233,000 as accrued expenses for cleanup costs. The net carrying value of the asset (real estate investments held for sale, net) of the property was $1,827,000 at June 30, 2005 and the liabilities (mortgages payable of real estate investments, held for sale) was $930,000.
The following is a breakdown of the results of discontinued operations, including data from four properties sold during 2004, two properties sold during the first quarter 2005 and two properties held for sale as of June 30, 2005:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Rental revenues	$546,732	$657,658	$685,885	$1,348,106
Interest and other	4	12	7	25
Interest expense	(11,105)	(125,516)	(36,893)	(251,643)
Operating and maintenance	(37,881)	(222,039)	(54,165)	(415,921)
Depreciation and amortization	—	(113,429)	—	(226,704)
General and administrative	—	(14,100)	—	(14,100)
Real estate taxes and insurance	(12,123)	(84,749)	(23,971)	(165,738)
Utilities	(4,930)	(51,466)	(12,558)	(101,705)
Prepayment penalty	—	—	(235,289)	—
Write off of deferred debt issuance costs	—	—	(62,513)	—
Gain on sale	—	—	1,886,938	—
Loss on impairment of assets	—	—	—	(250,000)

Total discontinued operations	$480,697	$46,371	$2,147,441	$(77,680)

Rental revenue from the two properties held for sale at June 30, 2005 was $551,000 and $645,000 for the three and six months ending June 30, 2005, respectively; $517,000 in both reporting periods from the lease buyout discussed above in this Note 2.
3. SECURED LINE OF CREDIT
During the quarter, we renewed a revolving line of credit with a borrowing capacity of $6,000,000 that matures July 1, 2007 and is secured by one of our debt-free properties. The interest rate per year on the line of credit was lowered to the “Prime Rate” index, from the “Prime Rate” plus 1.00%, with a minimum rate of 5.00% on the amount borrowed. Loan costs were $15,000 for the two year extension. The line of credit contains a financial covenant as to debt service coverage ratio with which we were in compliance. This revolving secured line of credit is available for general corporate purposes. We did not use this line of credit for the six months ended June 30, 2005.
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
The Company modified an existing variable rate mortgage loan with a remaining balance of $2,650,000 effective June 24, 2005. The Company (i) reduced the annual interest rate from 6.875% to 5.015% with adjustments every six months not to exceed 1%, (ii) reduced the maximum annual interest rate to be charged from 14.875% to 10.015%, (iii) reduced the minimum annual interest rate to be charged from 6.875% to 4.000% and (iv) received $14,000 in loan proceeds. The final payment date for the remaining balance was also extended from July 1, 2007 to July 1, 2015.
5. MEMBERS’ UNITS AND PREFERRED UNITS
The Company has authorized 300,000,000 Units and Preferred Units, of which 25,000,000 may be designated as Preferred Units. During the six months ended June 30, 2005, Unit holders other than our wholly owned subsidiary, converted 1,617,161 Class 1 Units to 1,075,162 Class 2 Units and 541,999 Class 3 Units; and 191,783 Class 2 Units to Class 3 Units. The Units were converted on a 1-to-1 basis. The Company is required to redeem the Class 1 and Class 2 Units by June 2007 and June 2012, respectively, provided the unit holder has timely exercised the unit holder’s put right. The Class 3 Units are not redeemable at the option of the unit holder. The Series B Preferred Units are redeemable by the holder upon a change of control of the Company. The redeemable and non-redeemable units and preferred units outstanding are accounted for under EITF D-98 “Classification and Measurement of Redeemable Securities” and Accounting Series Release No. 268, “Presentation in Financial Statements of Redeemable Preferred Stocks.” Under these standards the redeemable units are presented separately from the non-redeemable units and preferred units on the consolidated balance sheet. These standards do not affect the accounting for the redemption and distributions with respect to the redeemable units.
6. DISTRIBUTIONS TO MEMBERS
During the six months ended June 30, 2005, the Company made distributions to holders of Units and Preferred Units required by the Certificates of Designations of the Class 1, Class 2, Class 3 and Series B Preferred Units, respectively, plus voluntary distributions, as follows:

Class of Unit/Series of
Preferred Units	Amount
Class 1 (1)(4)	$633,000

Class 2 (2)(4)	596,000

Class 3 (3)(4)	1,338,000

Series B Preferred(3)(4)	190,000

Total	$2,757,000

(1)	The Class 1 mandatory monthly distribution is equal to 1/12 of $0.0775 per Class 1 Unit, or a total of $0.0775 per Class 1 Unit each year.

(2)	The Class 2 mandatory monthly distribution is equal to 1/12 of $0.0800 per Class 2 Unit, or a total of $0.0800 per Class 2 Unit each year.

(3)	The Class 3 and Series B Preferred mandatory monthly distribution is equal to 1/12 of $0.0825 per Class 3 and Series B Preferred Unit, or a total of $0.0825 per Class 3 and Series B Preferred Unit each year.

(4)	Includes voluntary monthly distributions to holders of Class 1, Class 2, Class 3 and Series B Preferred Units, equal to 1/12 of $0.0025 per Unit or a total of $0.0025 per Class 1, Class 2 and Class 3 Unit and Series B Preferred Units each year. Excludes distributions for units held by the Company’s wholly owned subsidiary.

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
7. REPURCHASE OF UNITS
During the six months ended June 30, 2005, the Company, through a wholly owned subsidiary, repurchased 1,273,125 Units as follows:

Class of Unit	# of Units	Amount
Class 1	997,298	$1,556,000

Class 2	119,756	187,000

Class 3	156,071	243,000

Total	1,273,125	$1,986,000

All Units owned by the subsidiary are considered outstanding under the Company’s Operating Agreement for all purposes, except as noted below, including voting and participation in mandatory and other distributions paid by the Company. However, for financial reporting purposes, these Units are not considered outstanding and any distributions paid to the subsidiary are eliminated in consolidation. Accordingly, for financial reporting purposes, the number of Units outstanding at June 30, 2005 is the number of Units outstanding minus the Units owned by the Company’s subsidiary. However, for all other purposes, the Company has 90,152,151 Units outstanding. Repurchases of Units were recorded against the members’ equity balance.
As of August 15, 2005, the Company’s wholly owned subsidiary owned the following number of Class 1, 2 and 3 Units of the Company:

Class of Unit	# of Units(1)
Class 1	6,864,002

Class 2	7,165,274

Class 3	15,055,920

Total	29,085,196

(1)	Units owned by the Company’s subsidiary are periodically allocated into Class 1, 2 and 3 Units in proportion to the Units held by all Members in accordance to Section 2.3.5 of the Company’s Operating Agreement.

8. ISSUANCE OF SERIES B PREFERRED UNITS
During the six months ended June 30, 2005, the Company issued 7,143,000 Series B Preferred Units and received a total of $5,181,000 in subscription proceeds excluding the $2,605,000 received in December 2004.
9. NET INCOME PER UNIT AND PREFERRED UNIT
A separate net income per unit is computed for the group consisting of Class 1, Class 2 and Class 3 units and the group consisting of the Series B Preferred Units. A separate computation of weighted average units outstanding is performed for each group. Net income is allocated to each group based on the group’s rights to the total net income.
10. CONTINGENCY AND LEGAL MATTERS
As of June 30, 2005, the Company is not aware of any litigation threatened against the Company other than routine litigation arising out of the ordinary course of business, some of which is expected to be covered by liability insurance, and none of which is expected to have a material adverse effect on the consolidated financial statements of the Company.
11. RECLASSIFICATIONS
Reclassifications were made to the 2004 condensed financial statements to conform to the 2005 presentation. Certain items were reclassified related to Discontinued Operations as presented in Note 2.
12. CERTAIN RELATED PARTY TRANSACTIONS
In the second quarter of 2005, the Company issued 1,090,000 Series B Preferred Units for $1,188,000 to Managers of the Company on the same terms and conditions made available to other investors.
13. SUBSEQUENT EVENTS
On July 20, 2005, the Company mailed to the holders of 14,411,583 Class 1 Units with Class 1 Put Rights the exercise notice related to the Class 1 Put Rights. The exercise price for the Class 1 Put Rights is $2.78, subject to reduction for distributions paid on a per Class 1 Unit basis from July 1, 2005 through June 30, 2006. The holders of Class 1 Units are required to notify the Company no later than September 28, 2005 if they desire to put their Class 1 Units. As of August 15, 2005, Class 1 Unit holders have exercised their Class 1 Put Rights for a total of 901,547 Class 1 Units.
The Company separately listed for sale in July and August 2005, three residential properties totaling 264 units located in Sacramento, California and one 53 unit residential property in Modesto, California for a combined listing total of $28,300,000. The net carrying value of the assets (real estate investment, net) of the four properties was $11,367,000 at June 30, 2005 and the liabilities (mortgages payable) were $9,894,000. It is likely that the sale proceeds from some of these properties will be considered for a 1031 exchange or for purchase of Class 1 Put Units.
In August 2005, the Company sold its undeveloped land in Vallejo, California for $500,000 resulting in no gain on sale. In March 2004, the Company recorded a $250,000 charge for loss on impairment of assets so the carrying value reflected the sale price as negotiated in the Option Agreement. The net carrying value of the asset (real estate investments held for sale, net) was $500,000 at June 30, 2005 and there were no liabilities.
From July 2005 and through August 15, 2005, Unit holders, other than our wholly owned subsidiary, converted 314,981 Class 1 Units to Class 3 Units. The Units were converted on a 1-to-1 basis.
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
In a continuing challenging economy, total rental revenues from our continuing operations increased by $457,000 year-over-year to $12,910,000 for the second quarter ended June 30, 2005. The rental revenue increase was from both our continuing residential properties and from our continuing commercial properties. Approximately 94% of total rental revenues from continuing operations came from continuing residential properties and 6% from continuing commercial properties. We expect very little rental revenue growth for the remainder of 2005 from our continuing residential operations as some of our apartment markets have been experiencing increased supply from new construction and we continue to rely on rent concessions to lease apartments. Both our apartment and commercial markets have been experiencing improving but slow employment growth, hindering the demand for both rental housing and office space.
We realized a net income of $587,000 for the quarter ended June 30, 2005, an increase of $672,000 from the quarter ended June 30, 2004, primarily due to income from discontinued operations.
Property Occupancy
The table below sets forth the overall weighted average occupancy levels for our properties, by type of property, owned at June 30, 2005, December 31, 2004 and June 30, 2004. The weighted average occupancy is calculated by multiplying the occupancy of each property by its square footage and dividing by the total square footage in the portfolio.

	Occupancy at	Occupancy at	Occupancy at
	June 30,	December 31,	June 30,
Property Type	2005	2004	2004
Apartment Communities	94.8%	94.6%	94.1%
Commercial Properties	78.1%	86.2%	72.3%
The overall weighted average occupancy level for our entire property portfolio as of June 30, 2005 was 92.1%, compared to 90.1% at June 30, 2004.
The occupancy at our apartment communities at June 30, 2005 shows little change at 94.8% from 94.6% at December 31, 2004. Contributing factors influencing our ability to improve or maintain occupancy include the slowdown in the California economy, continuing competition with providers of other forms of multifamily residential properties and single-family housing and a significant increase in the construction of new apartment communities where our properties are located. We believe occupancy will remain relatively stable at this level for the remainder of 2005 due to a continuing management implemented cross-marketing program, resident referral program, resident retention focus and rent concession incentives.
Our future apartment occupancy rates will be subject to numerous factors, many of which are outside of our control. We believe that the remainder of 2005, as well as most of 2006, will continue to be challenging on the leasing front. The overall slowdown of the California economy, the California deficit and other factors are impacting our sub-markets. Forecasts in trade journals and marketing reports indicate relatively flat rents and some decreasing occupancies with optimism for a pick up by late 2005. A large unknown factor for our portfolio will be how California’s large budget deficit will impact local economies as funding cuts roll downward. We believe that consumers continue to carefully consider how much they are willing to spend on housing, which is putting downward pressure on rents. In addition, continuing historically low mortgage rates continue to enable more renters to purchase homes. Buying or renting single-family housing was the reason given by many residents who moved out of our apartment properties during the second quarter of 2005. If mortgage rates increase, we anticipate over time slightly less pressure on rents and occupancies, as renters may be less able to purchase homes; however, we cannot predict when changes in mortgage rates will occur. Qualified potential residents continue to be difficult to find. Our market surveys indicate that a number of competitors have decreased asking rents, as we have done at selected properties in order to remain competitive. Many of our competitors give rent concessions. We give them as well at many properties, such as a discount off a first month’s rent. Accordingly, there can be no assurance that our future occupancy or rental rates will not be significantly less than our occupancy and rental rates at June 30, 2005.
In the second quarter of 2005, occupancy at our commercial properties decreased to 78.1% at June 30, 2005 from 86.2% at December 31, 2004 primarily from a lease buyout in May 2005 of the sole tenant, who had vacated our 26,984 square foot light industrial building located in Napa, California which is listed for sale and classified as a real estate investment held for sale.
Our Concord office building is showing improved occupancy of 78.6% at June 30, 2005 from 69.6% at December 31, 2004. While affected by the soft market for large blocks of office space in the San Francisco Bay Area, our Concord office building rental rates are moderate and the building is located and designed to serve small local users and regional branch offices with a portion of the ground space designated for retail. Since we have the financial capacity to remodel or divide existing suites to suit market demand and can provide significant tenant improvements to attract new tenants, we expect the demand from such tenants to improve occupancy over the next few quarters. We are aggressively marketing the available space and have a number of leasing deals pending which we believe will improve that building’s occupancy to 85% by the end of 2005.
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

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Net Income	$587,056	$(88,444)	$2,415,029	$100,694
Adjustments:
Depreciation and amortization:
Real property	2,313,560	2,234,428	4,616,123	4,449,748
Capitalized leasing expenses	27,885	21,066	60,458	41,761
Write-off of deferred debt issuance costs	2,083	—	12,089	—
Discontinued operations:
Depreciation, real property	—	103,783	—	207,413
Capitalized leasing expense amortization	—	5,302	—	10,604
Gain on sale of property		—	(1,886,938)	—
Loss on impairment of assets	—	—	—	250,000
Write off of deferred debt issuance costs	—		62,513	—

Funds from operations	$2,930,584	$2,276,135	$5,279,274	$5,060,220

Funds from operations per outstanding Class 1, 2 and 3 Units	$0.04	$0.03	$0.08	$0.06

Income (loss) per outstanding Class 1, 2 and 3 Units: (per Statement of Operations)
From continuing operations	$0.00	$(0.00)	$0.01	$0.00
From discontinued operations	$0.01	$0.00	$0.03	$(0.00)

Net Income per outstanding Class 1, 2 and 3 Units (per Statement of Operations)	$0.01	$(0.00)	$0.04	$0.00

Weighted average outstanding Class 1, 2 and 3 Units	61,307,463	77,297,742	61,761,217	78,294,779

Funds from operations per outstanding Preferred Units	$0.04	—	$0.08	—

Income (loss) per Preferred Units: (per Statement of Operations)
From continuing operations	$0.00	—	$0.01	—
From discontinued operations	$0.01	—	$0.03	—

Net Income per outstanding Preferred Units (per Statement of Operations)	$0.01	—	$0.04	—

Weighted average outstanding Preferred Units	6,174,165	0	4,476,773	0

For the quarter ending June 30, 2005, FFO was $2,931,000 as compared to $2,276,000 for the same quarter last year, an increase of $655,000. For the six months ending June 30, 2005, FFO was $5,279,000 as compared to $5,060,000 for the same period last year, an increase of $219,000. These increases were primarily due to higher income from discontinued operations related to a lease buy-out of a vacated tenant as discussed in “Discontinued Operations”.

Three Months Ended June 30, 2005 Compared to the Three Months Ended June 30, 2004
Total rental revenue for the three months ended June 30, 2005 was $12,910,000 up $457,000 from $12,453,000 for the same quarter last year, excluding revenues from discontinued operations. This increase is primarily attributable to higher occupancies and recoverable charges from residents at our apartment communities and higher rents at our commercial properties. The possibility of a worsening economic slowdown, recession or continuation of current economic conditions may result in higher vacancy rates, lower prevailing rents, increased rent concessions and/or more tenant defaults and bankruptcies.
During the second quarter of 2005, rental revenue generated by our apartment communities was $12,129,000, up approximately $417,000 from $11,712,000 during the second quarter last year, excluding rental revenues from discontinued operations. The increase was primarily attributable to higher occupancies and higher other rental revenue including from laundry leases, telecom revenue sharing and damage/cleaning charges to vacated and/or current residents.
Rental revenue generated by our commercial properties was $781,000, up approximately $40,000 from $741,000 in the same quarter last year, excluding rental revenues from discontinued operations. The increase was primarily attributable to higher rental rates.
During the three months ended June 30, 2005, average monthly rental rates per square foot for same-store apartment communities and commercial properties on a combined basis were flat. Additionally, same store rental rates increased approximately 0.6% compared to the quarter ended June 30, 2004 due to increases in rental rates for same-store apartment communities and commercial properties. Our ability to continue to increase rents will largely depend on the changes in the real estate market and on general economic conditions in the areas in which we own properties. Same-store properties are defined as those properties owned by us during all months of the reporting periods. Average monthly rental rates are defined as contract rents for occupied units plus estimated market rents for vacant units divided by the total square footage in the portfolio at the end of the reporting periods.
During the three months ended June 30, 2005, the same-store average monthly rental rates per square foot for our apartment communities increased slightly by approximately 0.1% and increased 0.5% compared to the quarter ended June 30, 2004. In both cases the increases were attributable to increased rents both to existing tenants upon lease expiration and to new tenants upon move in. The average monthly rental rates per square foot for same-store apartment communities were $1.04 as of June 30, 2005, December 31, 2004 and June 30, 2004.
During the three months ended June 30, 2005, the same-store average monthly rental rates per square foot for our commercial properties decreased slightly by approximately 0.1% and increased 2.3% compared to the quarter ended June 30, 2004. The year over year increase was attributable to increased rents to new tenants upon move in and rent adjustments as allowed in existing leases. The average monthly rental rates per square foot for same-store commercial properties were $1.33 as of June 30, 2005 and $1.30 as of December 31, 2004 and June 30, 2004.
Interest revenue increased by $129,000 for the three months ended June 30, 2005 as compared to the same period last year primarily due to approximately $70,000 in interest from notes receivable and partly due to higher interest rates and higher cash balances than during the second quarter of 2004.
Expenses From Continuing Operations
Total expenses (which include interest expense, operating and maintenance, depreciation and amortization, general and administrative, real estate taxes and insurance, utilities, and write-off of deferred debt issuance costs) were $12,942,000 for the three months ended June 30, 2005 compared to $12,594,000 for the same period in 2004, excluding expenses from discontinued operations. The various components of total expenses are discussed in more detail as follows:
Interest expense. In the second quarter 2005, interest expense was $2,899,000, up from $2,746,000 for the same period last year, an increase of $153,000, excluding interest expense from discontinued operations. This increase was due to higher outstanding loan balances, partly offset by lower weighted average interest rates than the second quarter of 2004. The weighted average interest rates for our mortgage debt were 5.90% and 6.15% respectively as of June 30, 2005 and 2004.

Operating and maintenance expenses. For the quarter, operating and maintenance expenses were $3,885,000, down from $4,245,000 for the second quarter last year, excluding operating and maintenance expenses from discontinued operations. The $360,000 decrease was primarily due to lower expenditures for our apartment rehabilitation program.
Depreciation and amortization expenses. During the second quarter in 2005, depreciation and amortization expenses were $2,441,000 as compared to $2,333,000 for the second quarter in 2004, excluding depreciation and amortization expense from discontinued operations. This 5% increase was primarily attributable to an increase in real estate investments from capitalization of property improvements.
General and administrative expenses. General and administrative expenses were $1,365,000 for the quarter, up from $838,000 for the same period last year, excluding general and administrative expenses from discontinued operations. The increase of approximately $527,000 is primarily due to appraisal, legal and accounting costs associated with determining and disclosing the Class 1 Unit exercise price in connection with the Class 1 Unit Put Rights.
Real estate taxes and insurance expenses. In the quarter, real estate taxes and insurance expenses were $1,328,000, down from $1,472,000 for the same period last year, excluding real estate taxes and insurance expenses from discontinued operations. The decrease is primarily due to lower insurance costs.
Utility expenses. Utility expenses were $1,021,000 for the quarter, as compared to $960,000 for the same quarter last year, an increase of $61,000, excluding utility expenses from discontinued operations. This change was due primarily to rate increases for sewer and natural gas service.
Write-off of deferred debt issuance costs. During the three months ended June 30, 2005, we recorded a loss of $2,000, excluding write-off of deferred debt issuance costs from discontinued operations, to reflect the write-off of deferred debt issuance costs related to refinancing activity.
Net Income Before Discontinued Operations
During the three months ended June 30, 2005, net income before discontinued operations was $106,000 compared to net loss of $131,000 for the same period last year. This increase was due to higher total revenues, lower operating and maintenance expenses, and lower real estate taxes and insurance, partially offset by higher interest, depreciation and amortization, general and administrative, utility expenses and write off of deferred debt issuance costs.
Discontinued Operations
During the quarter ended June 30, 2005, income from discontinued operations was $481,000 compared to income of $46,000 for the same period last year. The increase was primarily due to a lease buyout in May 2005 of the sole tenant, who had vacated the Company’s 26,984 square foot light industrial building located in Napa, California which is listed for sale and classified as a real estate investment held for sale, net. Of the $750,000 received, $517,000 was accounted for in income from discontinued operations and $233,000 as accrued expenses for cleanup costs.
NET INCOME
During the quarter ended June 30, 2005, we recorded a net income of $587,000 compared to a net loss of $84,000 for the second quarter last year, an increase of $671,000. This increase was due to higher revenue in continued operations, higher income from discontinued operations and partially offset by higher expenses in continued operations.
Six Months Ended June 30, 2005 Compared to 2004
Revenue From Continuing Operations
Total rental revenue for the six months ended June 30, 2005 was $25,346,000, a $395,000 increase from the $24,952,000 for the same period last year, excluding revenues from discontinued operations.
During the six months ended June 30, 2005, rental revenue generated by our apartment communities was $23,772,000, up approximately $284,000 or 1% from $23,488,000 for the same period last year, excluding revenues from discontinued operations. The increase was primarily attributable to higher occupancies and higher other rental revenue including from laundry leases, telecom revenue sharing and damage/cleaning charges to vacated and/or current residents.

Rental revenue generated by our commercial properties was $1,574,000, up approximately $110,000 from $1,464,000 in the same period last year, excluding revenues from discontinued operations. The increase was primarily attributable to higher rental rates.
During the six months ended June 30, 2005, rental rates for same-store apartment communities and commercial properties on a combined basis increased 0.3%.
Expenses From Continuing Operations
Total expenses (which includes interest expense, operating and maintenance, depreciation and amortization, general and administrative, real estate taxes and insurance, utilities, prepayment penalties and write-off of deferred debt issuance costs) were $25,332,000 for the six months ended June 30, 2005 compared to $24,803,000 for the same period in 2004, excluding expenses from discontinued operations. The various components of total expenses are discussed in more detail as follows:
Interest expense. In the six months ended June 30, 2005, interest expense was $5,759,000, up from $5,492,000 for the same period last year, an increase of $267,000. This increase was due to higher outstanding loan balances, partially offset by lower average weighted interest rates than the same period in 2004.
Operating and maintenance expenses. For the period, operating and maintenance expenses were $7,497,000, down from $8,186,000 from the same period last year. The $689,000 decrease was primarily due to lower expenditures for our apartment rehabilitation program.
Depreciation and amortization expenses. During the six months ended June 30, 2005, depreciation and amortization expense was $4,888,000, as compared to $4,646,000 during the six months ended June 30, 2004, an increase of approximately $242,000. This change was primarily attributable to an increase in real estate investments from capitalization of property improvements.
General and administrative expenses. General and administrative expenses were $2,426,000 for the six months ended June 30, 2005, up from $1,741,000 for the same period last year, an increase of approximately $685,000. This increase is primarily due to appraisal, legal and accounting costs associated with determining and disclosing the Class 1 Unit exercise price in connection with the Class 1 Unit Put Rights.
Real estate taxes and insurance expenses. In the six months ended June 30, 2005, real estate taxes and insurance expenses were $2,659,000, down from $2,799,000 for the same period last year. The decrease of approximately $140,000 is primarily due to lower insurance costs and partially offset by increases in real estate taxes.
Utility expenses. Utility expenses were $2,092,000 for six months ended June 30, 2005 as compared to $1,939,000 for the same period last year, an increase of $153,000. This change was due primarily to rate increases for natural gas, sewer and trash removal.
Write-off of deferred debt issuance costs. In the six months ended June 30, 2005, we recorded a loss of $12,000, excluding write-off of deferred debt issuance costs from discontinued operations, to reflect the write-off of deferred debt issuance costs related to the early payoff of mortgages payable from refinancing activity.
Net Income Before Discontinued Operations
During the six months ended June 30, 2005, net income before discontinued operations was $268,000 compared to net income of $178,000 for the same period last year. The increase in 2005 was due to higher revenues and lower operating and maintenance expenses and real estate taxes and insurance expenses, partially offset by higher interest expense, depreciation and amortization expenses, general and administrative expenses, utility expenses and write-off of deferred debt issuance costs.
Discontinued Operations
During the six months ended June 30, 2005, income from discontinued operations was $2,147,000 compared to a loss of $78,000 for the same period last year. The increase of $2,225,000 was primarily due to a gain of $1,887,000 recorded in the first quarter on the sale of properties. Also contributing to the increase was a lease buyout in May 2005 of the sole tenant, who had vacated the Company’s 26,984 square foot light industrial building located in Napa, California which is listed for sale and classified as a real estate investment held for sale, net. Of the $750,000 received, $517,000 was accounted for in income from discontinued operations and $233,000 as accrued expenses for cleanup costs.

NET INCOME
During the six months ended June 30, 2005, net income was $2,415,000 compared to net income of $101,000 for the same period last year, an increase of $2,314,000. The increase was primarily due to a $2,225,000 increase in income from discontinued operations and a $89,000 increase in net income before discontinued operations.
Effects of Inflation on Operations
We believe the direct effects of inflation on our operations have been inconsequential.
Liquidity and Capital Resources
Short-Term Liquidity
As of June 30, 2005, our short-term liquidity needs included normal operating requirements, ongoing capital improvements, monthly principal amortization of our debt, “bridge” funding needs for acquisitions in connection with Section 1031 exchanges (“Section 1031 Acquisitions”), voluntary repurchases of Units and certain mandatory distributions required to be made to our Class 1, Class 2 and Class 3 Unit holders and Series B Preferred Unit holders, as described in Note 6 of our Notes to Consolidated Financial Statements set forth in Item 1 above. We expect to meet most of these requirements through cash provided by operations and available cash. However, if needed for repurchase of Units, capital improvements or “bridge” funding needs for Section 1031 Acquisitions, we may increase debt by drawing on our line of credit, refinancing certain mortgage obligations, mortgage borrowing on our debt-free properties or we may sell some properties. Under the terms of the Class 1 COD, we have the ability, but not the obligation to pay for Class 1 Units that have been put to us prior to June 30, 2007. Accordingly, should we choose to pay for put Class 1 Units prior to June 30, 2007, our short-term liquidity needs could include purchases of put Class 1 Units. See “Put Rights” below.
We do not expect that rent increases upon tenant turnover and lease expirations, subject to market and general economic conditions, will have a significant impact on our short-term liquidity .
Long-Term Liquidity
Our long-term liquidity requirements include scheduled debt maturities, significant capital improvements, certain mandatory distributions required to be made to our Class 1, Class 2 and Class 3 Unit holders and Series B Preferred Unit holders, as described in Note 6 of our Notes to Consolidated Financial Statements set forth in Item 1 above and voluntary repurchases of Units. Our long-term liquidity requirements also include our redemption obligations to holders of Class 1 and 2 Units. See “Put Rights” below. Cash flows from operations, including the effects of any rent increases, will not be sufficient to meet some of these long-term requirements, such as remaining balances due at loan maturities and our obligations to redeem Class 1 and 2 Units. Accordingly, it will be necessary for us to refinance the mortgages on certain of our properties or sell some properties. There can be no assurance that we will be able to refinance on terms advantageous to us, however, especially if interest rates rise in the future. See also “Plan to Fund Redemptions” below.
Put Rights
     Class 1 Put Rights
Our 14,411,583 Class 1 Unit holders of record as of June 30, 2005 have the right to require us to redeem some or all of their Class 1 Units by June 30, 2007 at an exercise price of $2.78, subject to a reduction for distributions paid on a per Class 1 Unit basis from July 1, 2005 through June 30, 2006. As of August 15, 2005, Class 1 Unit holders have exercised their Class 1 Put Rights for a total of 901,547 Class 1 Units. Our Class 1 COD requires our Board of Managers to meet no later than June 30, 2006 to determine whether we should continue operations beyond June 30, 2007. On July 13, 2005, our Board of Managers determined that we should continue operations beyond June 30, 2007. The Class 1 Unit holders are required to notify us by September 28, 2005 if they desire to exercise their Class 1 Put Rights. Our plan to pay for the put Class 1 Units is set forth under “Plan to Fund Redemptions” below.
     Class 2 Put Rights
In addition, our Class 2 Unit holders have a similar right to require us to redeem some or all of their Class 2 Units by June 30, 2012 and a determination by our Board of Managers no later than December 27, 2010 whether we should continue operations beyond June 30, 2012.

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
As previously disclosed, although we cannot predict the sales market for income producing properties, we believe that in connection with the Class 1 Put Rights, the Company’s properties may have been appraised at or near the top of a sellers’ market, in part due to purchases by buyers in the current market that may be deemed unusually high relative to recent historical capitalization rates in the markets in which our properties are located. Therefore, the appraised values for our properties in connection with the Class 1 Unit Put Rights have resulted in appraised values that are substantially higher than values previously used by us in determining the price we were willing to pay for Units under our repurchase program. In addition, these appraisals reflect low capitalization rates or high gross rent multipliers, relative to both historical and possible future rates. Accordingly, we can give no assurance that the recent appraised values for our properties will be an accurate assessment of the future value of our properties.
Other
At June 30, 2005, we had unrestricted cash totaling $14,108,000, compared to $6,569,000 at December 31, 2004. This $7,539,000 increase is attributable to net cash provided by operations of $4,519,000, net cash provided by investing activities of $3,109,000 and net cash used in financing activities of $89,000.
Net cash provided by operations during the six months ended June 30, 2005 was $4,519,000, which reflects net income of $2,415,000 adjusted for: gain on sale of property of $1,887,000, loss on disposal of assets of $64,000, write off of deferred debt issuance costs of $75,000, non-cash depreciation and amortization charges of $4,895,000 and the net decrease of the effect of changes in operating assets and liabilities of $1,043,000, primarily an increase in restricted cash. For the same period last year, net cash provided by operations was $6,666,000 which reflects net income of $101,000 adjusted for: non-cash depreciation and amortization charges of $4,872,000, loss on impairment of assets of $250,000, loss on disposal of assets of $43,000 and the net increase of the effect of changes in operating assets and liabilities of $1,400,000.
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
Net cash provided by investing activities was $3,109,000 for the six months ended June 30, 2005 consisting of $4,074,000 from the sale of two properties and $141,000 of payments on notes receivable, offset by $1,105,000 used for additions to real estate investments. For the same period last year, net cash used in investing activities was $1,026,000 for additions to real estate investments.
Net cash used in financing activities for the six months ended June 30, 2005 was $89,000. The uses of cash were as follows: repurchases of Class 1, Class 2 and Class 3 Units in the amount of $1,986,000, principal payments on mortgage notes of $1,387,000, payoff of mortgage loans of $3,382,000, deferred financing costs of $14,000, distributions to Unit and Preferred Unit holders in the amount of $2,757,000 and distributions paid in advance of $66,000. This was offset by proceeds received from the refinance of certain mortgage loans of $4,322,000 and proceeds from the issuances of Series B Preferred Units of $5,181,000. For the same period last year, net cash used in financing activities was $10,005,000. The uses of cash were as follows: repurchases of Class 1, Class 2 and Class 3 Units in the amount of $5,011,000, distributions to Unit and Preferred Unit holders in the amount of $3,594,000, principal payments on mortgage notes of $1,334,000 and deferred financing costs of $66,000.

Our long-term debt consists of 44 real estate mortgages totaling $194,811,000 as of June 30, 2005. One mortgage is secured by three properties, two properties have both a first and second mortgage and 39 mortgages are secured by one of 39 properties. This debt generally requires monthly payments of principal and interest. As of June 30, 2005, the weighted average interest rate on our real estate mortgages was 5.90% compared to 6.15% at the same time last year.
During the quarter, we renewed a revolving line of credit with a borrowing capacity of $6,000,000 that matures July 1, 2007 and is secured by one of our debt-free properties. The interest rate per year on the line of credit was lowered to the “Prime Rate” index, from the “Prime Rate” plus 1.00%, with a minimum rate of 5.00% on the amount borrowed. Loan costs were $15,000 for the two-year extension. The line of credit contains a financial covenant as to debt service coverage ratio with which we were in compliance. This revolving secured line of credit is available for general corporate purposes. We did not use this line of credit for the six months ended June 30, 2005.
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
During the six months ended June 30, 2005, the Company, through a wholly owned subsidiary, repurchased 997,298 Class 1 Units for an aggregate price of $1,556,000; 119,756 Class 2 Units for an aggregate price of $187,000; and 156,071 Class 3 Units for an aggregate price of $243,000. As of August 15, 2005, the Company’s wholly owned subsidiary owned 6,864,002 Class 1 Units, 7,165,274 Class 2 Units and 15,055,920 Class 3 Units.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our primary market risk exposure results from changes in interest rates on our debt obligations. We are vulnerable to increases in the interest rates on our variable rate mortgage notes and line of credit. We are also vulnerable to significant increases in interest rates to the extent we refinance our fixed rate mortgage notes or incur additional debt in the future. We may need to incur additional debt to help finance the redemption of the Class 1 and Class 2 Units that we are required to redeem by June 30, 2007 and June 30, 2012, respectively. On an ongoing basis, we actively monitor and manage interest costs on our variable rate debt through refinancing of certain of our mortgage loans with variable interest rates and converting them to favorable fixed interest rates or more favorable variable interest rates.
The following table presents information about our debt obligations at June 30, 2005. The table presents scheduled principal payments and related weighted average interest rates by expected maturity dates. The weighted average interest rates shown for 2005 are calculated as of June 30, 2005. The weighted average interest rates shown for subsequent years are as of the beginning of the respective year.

	2005	2006	2007	2008	2009	Thereafter
Mortgage loans with fixed rates maturing through October 2014 (1)	$932,174	$1,954,113	$2,080,296	$2,214,723	$26,504,255	$95,388,289
Weighted average interest rate	6.30%	6.30%	6.31%	6.31%	6.31%	6.36%

Mortgage loans with fixed rates that become variable between August 2007 and January 2010 maturing through 2033 (2)	$347,564	$722,984	$761,790	$802,685	$845,783	$36,735,059
Weighted average interest rate	5.24%	(2)	(2)	(2)	(2)	(2)

Mortgage loans with variable rates maturing through 2033 (3)	$309,195	$694,105	$1,477,860	$855,072	$897,001	$21,288,128
Weighted average interest rate	4.90%	(3)	(3)	(3)	(3)	(3)

(1)	Twenty-nine loans with rates ranging from 5.21% to 7.13% with the earliest loan maturing February 2009.

(2)	Eight loans with initial fixed rates ranging from 4.60% to 5.63% as of June 30, 2005.

(3)	Seven loans with rates ranging from 4.62% to 5.18% as of June 30, 2005.
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
ISSUER PURCHASES OF SECURITIES

				Approximate
				Dollar Value that
			Total Number of Units	May Yet Be
			Purchased as Part of	Purchased Under
			Publicly Announced	the
	Total Number of	Average Price	Plans	Plan or Programs
Period	Units Purchased(1)	Paid per Unit	or Programs	(2)
April 1-30, 2005	422,452 Class 1	$1.56	27,047,530	$20,000,000 (3)
	89,113 Class 2	$1.56	519,583
	1,749 Class 3	$1.56	935,361

May 1-31, 2005	389,188 Class 1	$1.56	27,436,718	$20,000,000 (3)
	0 Class 2	$0.00	519,583
	51,450 Class 3	$1.56	986,811

June 1-30, 2005	142,084 Class 1	$1.56	27,578,802	$20,000,000 (3)
	0 Class 2	$0.00	519,583
	0 Class 3	$0.00	986,811

Total Second	953,724 Class 1	$1.56	27,578,802	$20,000,000 (3)
Quarter	89,113 Class 2	$1.56	519,583
	53,199 Class 3	$1.56	986,811

(1)	Only our Class 1 Units are registered under the Exchange Act.

(2)	In addition to the Units that may be repurchased as described in footnote 3 below, the Company is obligated to redeem Class 1 and Class 2 Units that are put to the Company in accordance with the put rights of the Class 1 and Class 2 Units, respectively. Also, upon a change of control of the Company, as defined in the Series B COD, the Company is obligated to repurchase the Series B Preferred Units.

(3)	In March 2004, the Board of Managers authorized the repurchase of up to $20,000,000 of Units in any given month, superceding the previous authorization set in December 2001. The authorization will remain in effect until modified or terminated by the Board of Managers. The Company, through its wholly-owned subsidiary, may repurchase its Units from Members, when opportunities exist to buy at prices which are consistent with the Company’s Unit Repurchase Guidelines. In July 2005, the Board of Managers modified the formula, which determines the maximum price the Company would be willing to consider repurchasing Units for, to include an increase in property values, a deduction of 10% of the value of its properties representing “all anticipated costs and expenses (including but not limited to the estimated costs and expenses of liquidating all of the Company’s properties)” and a minority/liquidity discount. Units redeemed by the Company pursuant to the Class 1 or Class 2 Put Rights will not be counted against the $20,000,000 of funds available for repurchase under this program. Our repurchase guidelines have the following policies:
•	The Company shall use its best efforts to cause its subsidiary to repurchase Units and Preferred Units at prices that are consistent with the guidelines and any applicable Certificate of Designations;

•	The Company shall set aside as non-cumulative cash reserves an amount equal to $100,000 each month to fund repurchases of Units and Preferred Units; and

•	The Company shall prioritize available funds for repurchases in the following order:
o	Repurchase of Units and Preferred Units in the case of hardship;

o	Repurchases of Units and Preferred Units that have the most current “put right” to sell their Units or Preferred Units back to the Company; and

o	After satisfaction of the above priorities, all Units and Preferred Units shall be treated equally, except where expressly limited by a Certificate of Designations (i.e., Series B Preferred Units may not be repurchased for three years from the date of purchase from the Company, except in the case of hardship). Notwithstanding the above, in connection with our obligations to redeem the Class 1 Units of Members who exercise their Class 1 Unit Put Rights, we, and any of our affiliates, will stop making repurchases of Class 1 Units from the date we mailed the Class 1 Exercise Notice (July 20, 2005) until the last day the Class 1 Put Rights may be exercised (September 28, 2005). We, and our affiliates, are doing this should the exercises of the Class 1 Put Rights be subject to Rule 14e-5 of the Exchange Act.

Item 4. Submission of Matters to a Vote of Security Holders
See our Form 8-K filed with the SEC on June 27, 2005 (June 21, 2005 event date) for the results of our Annual Meeting of Members held on June 21, 2005, which information is incorporated herein by reference.
Item 5. Other Information
On July 13, 2005, our Board of Managers established the exercise price for the Class 1 Unit Put Rights at $2.78 per Class 1 Unit. Our 14,411,583 holders of Class 1 Units as of June 30, 2005 have the right to put their Class 1 Units to us at the exercise price, subject to a reduction for distributions paid on a per Class 1 Unit basis from July 1, 2005 through June 30, 2006. Holders of Class 1 Units who desire to exercise their Class 1 Unit Put Rights must notify the Company by September 28, 2005. On July 13, 2005, our Board of Managers also determined to continue the operations of the Company past June 30, 2007 (see Section 5.6 of the Class 1 COD).
Item 6. Exhibits

3.8	Second Amended and Restated Operating Agreement, dated as of June 21, 2005, incorporated by reference from our Current Report on Form 8-K filed with the SEC on July 29, 2005

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JCM Partners, LLC

Date: August 15, 2005	By:	/s/ GAYLE M. ING

Gayle M. Ing
President and Chief Executive Officer

	By:	/s/ CORNELIUS STAM

Cornelius Stam
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Designation	Description
Exhibit 3.8	Second Amended and Restated Operating Agreement, dated as of June 21, 2005, incorporated by reference from our Current Report on Form 8-K filed with the SEC on July 29, 2005

Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002