Form 10-Q
period 2005-09-30
JCM PARTNERS LLC
filed 2005-11-14
CIK 1139163

FORM 10-Q
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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
          Yes ☐ No ☑
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).
          Yes ☐ No ☑
As of November 14, 2005, the registrant had the following Classes of Units and Preferred Units outstanding:

Class of Unit/Series of Preferred Unit	Owned by Members	Owned by Subsidiary	Total Outstanding
Class 1	13,960,613	6,695,590	20,656,203
Class 2	14,869,220	7,200,114	22,069,334
Class 3	32,178,393	15,248,221	47,426,614
Series B Preferred	7,192,000	—	7,192,000
Total	68,200,226	29,143,925	97,344,151

JCM PARTNERS, LLC
FORM 10-Q
For the Quarterly Period Ended September 30, 2005

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
JCM PARTNERS, LLC
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30,	December 31,
	2005	2004
ASSETS
Real estate investments, net	$236,372,013	$222,974,582
Real estate investments held for sale, net	17,218,488	4,514,231
Cash	5,999,481	6,569,020
Restricted cash	2,302,214	1,234,172
Notes receivable	3,942,579	4,300,000
Rents receivable	227,166	224,556
Prepaid expenses	354,792	944,169
Deferred costs, net	2,836,002	2,247,830
Other assets	654,471	541,947

TOTAL ASSETS	$269,907,206	$243,550,507

LIABILITIES, MEMBERS’ UNITS, PREFERRED UNITS AND RETAINED EARNINGS
LIABILITIES:
Mortgages payable	$202,331,645	$192,569,602
Mortgages payable on real estate investments held for sale	15,165,276	2,688,234
Tenants’ security deposits	2,966,967	2,893,023
Accounts payable and accrued expenses	2,543,231	2,701,940
Accrued real estate taxes	830,323	—
Accrued interest	947,813	967,514
Unearned rental revenue	177,353	179,935
Mandatorily redeemable liability (See Note 6)	23,889,320	—

Total liabilities	248,851,928	202,000,248

REDEEMABLE UNITS (See Note 6)
4,190,403 redeemable Class 1 Units, $1 par value and 17,026,042 redeemable Class 1 Units, $1 par value outstanding at September 30, 2005 and December 31, 2004, respectively	1,368,827	8,114,023
15,081,424 redeemable Class 2 Units, $1 par value and 14,280,506 redeemable Class 2 Units, $1 par value outstanding at September 30, 2005 and December 31, 2004, respectively	5,233,496	6,907,258

Total redeemable units	6,602,323	15,021,281

MEMBERS’ EQUITY (See Note 7)
Non-redeemable units
31,926,224 Class 3 Units, $1 par value and 31,033,532 Class 3 Units, $1 par value outstanding at September 30, 2005 and December 31, 2004, respectively	10,937,661	14,932,858
Preferred Units
25,000,000 Series B Preferred Units authorized; 7,192,000 Series B Preferred Units outstanding at September 30, 2005, and no Series B Preferred Units outstanding at December 31, 2004	7,539,640	—
Subscription proceeds received prior to issuance of Series B Preferred Units	—	2,604,773
Distributions paid in advance (See Note 8)	(32,327)	—
Retained earnings (Deficit)	(3,992,019)	8,991,347

Total members’ equity	14,452,955	26,528,978

TOTAL LIABILITIES, REDEEMABLE UNITS AND MEMBERS’ EQUITY	$269,907,206	$243,550,507

See notes to condensed consolidated financial statements.

JCM PARTNERS, LLC
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004
REVENUES:
Rental	$11,444,655	$11,335,108	$34,252,432	$33,751,919
Interest	164,143	17,572	416,815	46,815

Total revenues	11,608,798	11,352,680	34,669,247	33,798,734

OPERATING EXPENSES:
Interest expense	2,699,302	2,468,778	7,907,305	7,417,520
Operating and maintenance	3,554,471	3,600,969	10,192,077	11,097,119
Depreciation and amortization	2,155,374	2,115,035	6,544,206	6,268,820
General and administrative	987,280	904,486	3,412,930	2,620,587
Real estate taxes and insurance	1,116,090	1,231,050	3,507,883	3,744,517
Utilities	1,014,875	959,593	2,893,592	2,707,611
Write off of deferred debt issuance costs	1,875	3,080	13,965	3,080

Total expenses	11,529,267	11,282,991	34,471,958	33,859,254

Net income (loss) before discontinued operations	79,531	69,689	197,289	(60,520)

Discontinued operations:
Gain on sale	1,770,415	1,777,536	3,657,354	1,777,536
Loss on impairment of assets	—	—	—	(250,000)
Discontinued operations, net	(33,455)	(14,425)	380,976	466,478

Income from discontinued operations	1,736,960	1,763,111	4,038,330	1,994,014

NET INCOME	1,816,491	1,832,800	4,235,619	1,933,494
Distributions paid to preferred unit holders	(152,136)	—	(341,780)	—

NET INCOME APPLICABLE TO CLASS 1, 2 AND 3 UNITS	$1,664,355	$1,832,800	$3,893,839	$1,933,494

Income (loss) per outstanding Class 1, 2 and 3 Units:
From continuing operations-Class 1	$0.00	$0.00	$0.00	$0.00
From discontinued operations-Class 1	$0.03	$0.02	$0.06	$0.02

Basic and diluted — Class 1 Units	$0.03	$0.02	$0.06	$0.02

From continuing operations-Class 2	$0.00	$0.00	$0.00	$0.00
From discontinued operations-Class 2	$0.03	$0.02	$0.06	$0.03

Basic and diluted — Class 2 Units	$0.03	$0.02	$0.06	$0.03

From continuing operations-Class 3	$0.00	$0.00	$0.00	$0.00
From discontinued operations-Class 3	$0.03	$0.02	$0.06	$0.03

Basic and diluted — Class 3 Units	$0.03	$0.02	$0.06	$0.03

WEIGHTED AVERAGE CLASS 1, 2 AND 3 UNITS OUTSTANDING:
Basic and diluted — Class 1	12,580,764	32,788,552	14,730,787	38,972,103
Basic and diluted — Class 2	15,056,290	11,799,544	14,658,612	10,262,212
Basic and diluted — Class 3	31,820,089	30,681,852	31,595,353	28,044,828

Income (loss) per outstanding Preferred Units:
From continuing operations	$0.00	$0.00	$0.00	$0.00
From discontinued operations	$0.03	$0.00	$0.06	$0.00

Basic and diluted — Preferred Units	$0.03	$0.00	$0.06	$0.00

WEIGHTED AVERAGE PREFERRED UNITS OUTSTANDING
Basic and diluted	7,158,978	—	5,380,667	—
See notes to condensed consolidated financial statements.

JCM PARTNERS, LLC
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2005	September 30,2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,235,619	$1,933,494
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of property	(3,657,354)	(1,691,728)
Loss on disposal of assets	99,168	67,998
Loss on impairment of assets	—	250,000
Depreciation and amortization	6,544,206	7,056,929
Depreciation and amortization from discontinued operations	754,963	280,428
Write off of deferred debt issuance costs	99,736	10,570
Effect of changes in:
Restricted cash	(1,068,042)	154,387
Rent receivables	(2,610)	41,309
Prepaid expenses	589,377	792,974
Deferred costs	(720,320)	(39,807)
Other assets	(138,551)	(567,358)
Tenants’ security deposits	73,944	86,641
Accounts payable and accrued expenses	(150,358)	(468,705)
Accrued interest	(19,701)	(41,352)
Amortization of debt discount	87,642	—
Unearned rental revenue	(2,582)	123,661
Accrued real estate taxes	821,974	875,371

Net cash provided by operating activities	7,547,111	8,864,812

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to real estate investments	(39,823,712)	(1,803,552)
Proceeds from disposal of assets	10,359,629	3,428,174
Payments received on notes receivable	357,421	—

Net cash provided by (used in) investing activities	(29,106,662)	1,624,622

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of Class 1, Class 2 and Class 3 Units	(1,993,902)	(9,523,607)
New mortgage on acquired property	26,500,000	—
Payments on mortgages payable	(2,128,938)	(1,914,810)
Payoff of mortgage loans	(6,454,085)	(346,008)
Deferred financing costs	(320,150)	(510,690)
Proceeds from refinance of mortgages payable	4,322,108	3,392,708
Member distributions to Class 1, 2 and 3 and Series B Preferred Unit holders	(4,179,060)	(5,144,821)
Distributions paid in advance	(32,608)	—
Proceeds from issuance of Series B Preferred Units	5,276,647	—

Net cash provided by (used in) financing activities	20,990,012	(14,047,228)

NET INCREASE (DECREASE) IN CASH	(569,539)	(3,557,794)
CASH, beginning of period	6,569,020	6,972,448

CASH, end of period	$5,999,481	$3,414,654

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$8,722,178	$8,654,415

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES
The Company recorded a Mandatorily Redeemable Liability of $23,889,000 related to the exercise of put rights by the holders of 9,864,299 Class 1 Units during the nine months ended September 30, 2005 which includes $88,000 of interest expense related to the Mandatorily Redeemable Liability. The Company received a note receivable of $1,300,000 from disposal of assets during nine months ended September 30, 2004

See notes to condensed consolidated financial statements.

JCM PARTNERS, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
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
2. REAL ESTATE INVESTMENTS
In September 2005, as part of a Section 1031 (of the Internal Revenue Code of 1986, as amended) reverse exchange transaction, the Company purchased an apartment property consisting of 272 units located in Sacramento, California for $37,500,000 plus $648,000 of purchase related transaction costs. The purchase was financed with a $26,500,000 bridge mortgage loan with the remainder coming from available cash and $2,726,000 of escrow exchange proceeds from two properties we sold in September 2005. See Note 3. Two other properties presently listed for sale have been identified to be part of the reverse exchange provided the sales are consummated in a timely manner.
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
In July 2005, the Company sold its undeveloped land in Vallejo, California for $500,000 resulting in no gain on sale as the carrying amount of the asset (real estate investments held for sale) of the property was $500,000 at June 30, 2005. There was no debt on the property. In March 2004, we recorded a $250,000 charge for loss on impairment of assets so the carrying value reflected the sale price as negotiated in the Option Agreement.
In September 2005, the Company sold a 26,984 square foot light industrial building in Napa, California for $2,350,000 resulting in a gain on sale of $374,000. For accounting purposes, gain on sale is the sale price, minus the costs of the sale and minus net book value. This property had been designated as held for sale at the end of 2004, thus no depreciation was taken during the first three quarters of 2005. This property was part of the Section 1031 reverse exchange described in Note 2.
In September 2005, the Company sold a 53 unit property in Modesto, California for $3,700,000 resulting in a gain on sale of $1,396,000. This property was also part of the Section 1031 reverse exchange described in Note 2.
The Company designated five Sacramento area properties totaling 514 units as held for sale at the end of the third quarter for listing prices totaling $41,920,000. The net carrying value of the assets (real estate investments held for sale, net) of the five properties was $17,218,000 at September 30, 2005 and the liabilities (mortgages payable of real estate investments held for sale) were $15,165,000. It is likely that a portion of these properties’ sales proceeds will be used for a 1031 exchange or for the redemption of Class 1 Put Units (see Note 6).

The following is a breakdown of the results of discontinued operations, including data from the first three quarters of 2004 for four properties sold during 2004, two properties sold during the first quarter 2005, three properties sold during the third quarter 2005 and five properties held for sale as of September 30, 2005:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Rental revenues	$1,351,040	$1,825,292	$4,575,405	$5,708,373
Interest and other	544	195	1,160	559
Interest expense	(295,302)	(400,508)	(882,816)	(1,195,543)
Operating and maintenance	(582,566)	(702,822)	(1,478,444)	(1,808,587)
Depreciation and amortization	(240,311)	(350,005)	(754,963)	(1,068,537)
General and administrative	—	(11,240)	—	(50,540)
Real estate taxes and insurance	(130,457)	(219,135)	(421,142)	(670,563)
Utilities	(113,144)	(148,712)	(337,164)	(441,194)
Prepayment penalty	—	—	(235,289)	—
Write off of deferred debt issuance costs	(23,259)	(7,490)	(85,771)	(7,490)
Gain on sale	1,770,415	1,777,536	3,657,354	1,777,536
Loss on impairment of assets	—	—	—	(250,000)

Total discontinued operations	$1,736,960	$1,763,111	$4,038,330	$1,994,014

Rental revenue from the five properties held for sale at September 30, 2005 was $1,109,000 and $3,397,000 for the three and nine months ending September 30, 2005.
4. SECURED LINE OF CREDIT
In connection with the bridge loan discussed in Note 5, the availability of the Company’s $6,000,000 revolving line of credit was reduced to accommodate a Letter of Credit in the amount of $2,750,000 provided by the Company as additional collateral for the bridge loan lender. Upon the repayment of the bridge loan, the Letter of Credit will be released and the line of credit will be increased back to $6,000,000.
5. MORTGAGES PAYABLE
The Company’s mortgages payable generally require monthly interest and principal payments. The obligations include twenty-eight fixed rate loans and fifteen variable rate loans which are secured by deeds of trust on the Company’s real estate investments. The Company is required by the terms of certain of the mortgage loans to maintain lender impound accounts for insurance, property taxes, reserves for property improvements and a bond account which are recorded as restricted cash.
A $26,500,000 bridge loan was used for the September 2005 acquisition of a 272 unit apartment property located in Sacramento, California. This loan is secured by the acquired property and requires monthly interest only payments for the first 12 months at an interest rate that floats monthly at 250 basis points over the 30 day LIBOR rate. The principal balance is due at the end of the 12 month term. The loan provides the Company a right to extend the maturity date of the loan for a six month period upon proper notification and payment of a $133,000 extension fee, with the interest rate adjusting to float monthly at 275 basis points over the 30 day LIBOR rate. The Company may prepay the loan at anytime without penalty if refinanced with the same lender. If the Company refinances the loan with a different lender, there is a 1% prepayment penalty equal to the then unpaid principal balance of the loan.
In connection with the bridge loan, for a good faith deposit of $530,000, the Company also entered into a forward rate lock agreement to obtain a ten-year fixed rate mortgage at 5.51% through the bridge loan lender to pay off the bridge loan upon the Company’s satisfaction of conditions set forth in the agreement. Upon refinancing into this fixed rate mortgage the good faith deposit will be returned to the Company.
In connection with the properties sold in September 2005, the Company paid off one mortgage loan in the amount of $925,000 and one buyer assumed the other mortgage loan with a remaining balance of $2,147,000. In connection with the assumption, the lender released the Company from any liabilities on the assumed loan.
6. MANDATORILY REDEEMABLE AND REDEEMABLE UNITS
The Company has authorized 300,000,000 Units and Preferred Units, of which 25,000,000 may be designated as Preferred Units. Of the Units, the Company has two classes of redeemable units authorized and outstanding: Class 1 and Class 2. The redeemable Units are accounted for under EITF D-98 “Classification and Measurement of Redeemable Securities” and Accounting Series Release No. 268, “Presentation in Financial Statements of Redeemable Preferred Stocks.” Under these standards the redeemable units are presented separately from the non-redeemable units and preferred units on the consolidated balance sheet. These standards do not affect the accounting for the redemption and distributions with respect to the redeemable units.

On September 28, 2005, the rights of the holders of Class 1 Units to exercise their Class 1 Put Rights expired. The holders of Class 2 Units will have the option to exercise their Class 2 Put Rights in 2010. The Company is required to redeem all Put Class 2 Units by June 30, 2012. Holders of Class 1 Units who did not exercise their Class 1 Put Rights may convert their Class 1 Units into Class 2 or Class 3 Units; accordingly, unexercised Class 1 Units remain classified as redeemable units on the consolidated balance sheet. Holders of 9,864,299 Class 1 Units have exercised their Class 1 Put Rights at a price of $2.78 per Class 1 Unit, for an aggregate amount of $27,422,751 (the “Aggregate Exercise Price”). The Aggregate Exercise Price will be reduced by an amount equal to all distributions paid (on a per Class 1 Unit basis) to the holders of Put Class 1 Units from July 1, 2005 through June 30, 2006. The Company is obligated to purchase all of the Put Class 1 Units by June 30, 2007. However, the Company may purchase any Put Class 1 Units any time prior thereto at its sole discretion. The Company is not required to make purchases on a pro rata basis or pursuant to any other procedure. There are no conditions to the Company’s obligation to pay for the Put Class 1 Units.
Under SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, JCM did the following:
•	Upon receipt of the exercise notifications by Class 1 Unit holders, the Company accounted for these Units as a liability (“Mandatorily Redeemable Liability”);

•	The Company aggregated the receipt of the exercise notifications together and recorded the initial liability based on the weighted average exercise date of September 16, 2005;

•	Upon the reclassification of the Put Class 1 Units from Redeemable Units to a liability, the Company made no initial charge to operations;

•	Using a discounted cash flow approach, an initial liability of $23,802,000 was determined using a 9.6% discount factor based on obligations of similar risk and with similar payment terms with a non-related party; and

•	The discount related to the net present value of the aggregate exercise price will be amortized as interest expense using an effective interest amortization method and is included in the determination of income from operations. The initial discount was $3,423,000 which is based on the Aggregate Exercise Price of $27,225,000 (less the distributions paid July through September 2005 totaling $197,000) less the initial liability of $23,802,000. This resulted in an amortized interest expense of $88,000 for the three months ending September 30, 2005.
The Put Class 1 Units will remain outstanding and will continue to vote and receive distributions until redeemed by the Company. Under the Company’s Operating Agreement, holders of the Put Class 1 Units will not acquire the status of creditors. Class 1 Units redeemed by the Company will be deemed cancelled and returned to the status of authorized but unissued Units.
The Company’s pending payment for the Put Class 1 Units has been reflected in its balance sheet through an increase in Liabilities (Mandatorily Redeemable Liability) and an associated reduction of Redeemable Class 1 Units value, based on “par” value of Class 1 Redeemable Units, with the difference charged to Retained Earnings. This amount is equal to the total payment to be made for the Put Class 1 Units, adjusted for the Company’s anticipated timing of payments per FASB Standard of Financial Accounting Standard No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. As the Company pays for the Put Class 1 Units, the associated liability will be reduced and cash will be decreased.
During the nine months ended September 30, 2005, Unit holders other than our wholly owned subsidiary, converted 1,974,042 Class 1 Units to 1,117,062 Class 2 Units and 856,980 Class 3 Units; and 191,783 Class 2 Units to Class 3 Units. The Units were converted on a 1-to-1 basis.
7. NON-REDEEMABLE UNITS AND MEMBERS’ EQUITY
The Company, as previously indicated, has authorized 300,000,000 Units and Preferred Units, of which 25,000,000 may be designated as Preferred Units
The Company has one class of non-redeemable Units: Class 3 Units. The Class 3 Units are not redeemable at the option of the Unit holder.
The Series B Preferred Units are redeemable by the holder upon a change of control of the Company. The Company has classified the Series B Preferred Units within permanent equity within the guidance of EITF D-98 since the holders of the Series B Preferred Units do not have the ability to cause the Company to engage in a change of control transaction.

The non-redeemable units and preferred units outstanding are accounted for under EITF D-98 “Classification and Measurement of Redeemable Securities” and Accounting Series Release No. 268, “Presentation in Financial Statements of Redeemable Preferred Stocks.” Under these standards the non-redeemable Units and Preferred Units are presented separately from the redeemable Units.
8. DISTRIBUTIONS TO MEMBERS
During the nine months ended September 30, 2005, the Company made distributions to holders of Units and Preferred Units required by the Certificates of Designations of the Class 1, Class 2, Class 3 and Series B Preferred Units, respectively, plus voluntary distributions, as follows:

Class of Unit/Series of
Preferred Units	Amount
Class 1 (1)(4)	$917,000
Class 2 (2)(4)	907,000
Class 3 (3)(4)	2,013,000
Series B Preferred (3)(4)	342,000

Total	$4,179,000

(1)	The Class 1 mandatory monthly distribution is equal to 1/12 of $0.0775 per Class 1 Unit, or a total of $0.0775 per Class 1 Unit each year. Includes $197,000 paid to Put Class 1 Units July through September 2005, which will be offset against the redemption price paid for the Put Class 1 Units (see Note 6).

(2)	The Class 2 mandatory monthly distribution is equal to 1/12 of $0.0800 per Class 2 Unit, or a total of $0.0800 per Class 2 Unit each year.

(3)	The Class 3 and Series B Preferred mandatory monthly distribution is equal to 1/12 of $0.0825 per Class 3 and Series B Preferred Unit, or a total of $0.0825 per Class 3 and Series B Preferred Unit each year.

(4)	Includes voluntary monthly distributions to holders of Class 1, Class 2, Class 3 and Series B Preferred Units, equal to 1/12 of $0.0025 per Unit or a total of $0.0025 per Class 1, Class 2 and Class 3 Unit and Series B Preferred Units each year. Excludes distributions for Units held by the Company’s wholly owned subsidiary.
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
Distributions paid in advance: In March 2005, the Company accrued or paid $101,000 to the California Franchise Tax Board (FTB) on behalf of the Company’s non-California Unit holders who had been allocated income deemed taxable by the State of California. For affected non-resident Members, the Company began withholding one-ninth of the total withholding amount paid on each Members’ behalf, starting with the April 2005 monthly distribution, so that each Member will have repaid the Company by the end of the year. If the Company repurchases or redeems Units from one of these Members prior to the end of the year, the amount paid to that Member will be reduced by any remaining amount advanced by the Company. If such a Member sells, transfers or gifts any Units to another investor, the Company will require payment of the remaining withholding amount advanced by the Company as part of the transfer. The Company did not pay the amounts above on behalf of Managers of the Company who are non-resident Members, due to the limitations created by the Sarbanes-Oxley Act of 2002, should these amounts be treated as “loans” to the Company’s Managers. Instead, Managers who are non-resident Members paid the Company these amounts simultaneously with the Company’s payment of these amounts to the California FTB.

9. REPURCHASE OF UNITS
During the nine months ended September 30, 2005, the Company, through a wholly owned subsidiary, repurchased 1,277,730 Units as follows:

Class of Unit	# of Units	Amount
Class 1	997,298	$1,556,000

Class 2	124,361	195,000

Class 3	156,071	243,000

Total	1,277,730	$1,994,000

All Units owned by the subsidiary are considered outstanding under the Company’s Operating Agreement for all purposes, except as noted below, including voting and participation in mandatory and other distributions paid by the Company. However, for financial reporting purposes, these Units are not considered outstanding and any distributions paid to the subsidiary are eliminated in consolidation. Accordingly, for financial reporting purposes, the number of Units outstanding at September 30, 2005 is the number of Units outstanding minus the Units owned by the Company’s subsidiary. However, for all other purposes, the Company has 90,152,151 Class 1, 2 and 3 Units outstanding. Repurchases of Units were recorded against the Unit balances.
As of November 14, 2005, the Company’s wholly owned subsidiary owned the following number of Class 1, 2 and 3 Units of the Company:

Class of Unit	# of Units(1)
Class 1	6,695,590

Class 2	7,200,114

Class 3	15,248,221

Total	29,143,925

(1)	Units owned by the Company’s subsidiary are periodically allocated into Class 1, 2 and 3 Units in proportion to the Units held by all Members in accordance to Section 2.3.5 of the Company’s Operating Agreement.
10. ISSUANCE OF SERIES B PREFERRED UNITS
In August 2005, the Company received $96,000 in subscription proceeds for 49,000 Series B Preferred Units issued in September 2005.
During the nine months ended September 30, 2005, the Company issued 7,192,000 Series B Preferred Units and received a total of $5,276,000 in subscription proceeds excluding the $2,605,000 received in December 2004.
11. NET INCOME PER UNIT AND PREFERRED UNIT
A separate net income per unit is computed for four groups consisting of Class 1, Class 2, Class 3 and Series B Preferred Units applying the two-class method as interpreted in EITF Issue No. 03-6. A separate computation of weighted average Units outstanding is performed for each group. Net income is allocated to each group based on the group’s rights to the total net income.
12. CONTINGENCY AND LEGAL MATTERS
As of September 30, 2005, the Company is not aware of any litigation threatened against the Company other than routine litigation arising out of the ordinary course of business, some of which is expected to be covered by liability insurance, and none of which is expected to have a material adverse effect on the consolidated financial statements of the Company.

13. RECLASSIFICATIONS
Reclassifications were made to the 2004 condensed financial statements to conform to the 2005 presentation. Certain items were reclassified related to Discontinued Operations as presented in Note 3 and with respect to presentation of redeemable units.
14. CERTAIN RELATED PARTY TRANSACTIONS
Of the 9,864,299 Class 1 Unit holders that exercised their Class 1 Put Rights, 710,035 were exercised by Managers of the Company on the same terms and conditions made available to other Class 1 Unit holders.
15. SUBSEQUENT EVENTS
From October 2005 and through November 14, 2005, Unit holders, other than our wholly owned subsidiary, converted 94,089 Class 1 Units to 63,071 Class 2 Units and 31,018 Class 3 Units; and 259,877 Class 2 Units to Class 3 Units. The Units were converted on a 1-to-1 basis.
From October 2005 and through November 14, 2005, the Company, through its wholly owned subsidiary, repurchased an additional 15,398 redeemable Class 2 Units and 38,726 non-redeemable Class 3 Units for an aggregate price of $94,000.
In November 2005, the Company increased its $6,000,000 (of which $2,750,000 is currently being used to accommodate the bridge loan—see Note 4) revolving line of credit with an additional borrowing capacity of $5,000,000 (for a total capacity after repayment of the bridge mortgage loan of $11,000,000) that matures November 1, 2007 and is secured by an additional debt free property. The interest rate per year on the line of credit is the “Prime Rate”. Loan costs were $23,000. The line of credit contains a financial covenant as to debt service coverage ratio with which the Company is in compliance. This revolving secured line of credit is available for general corporate purposes.
******

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion contains forward-looking statements and should be read in conjunction with the Consolidated Financial Statements and Notes set forth in Item 1 above. See our statement that is set forth after the Table of Contents regarding forward-looking statements.
Results of Operations
Overview
The Company generates revenues from the leasing and, to a lesser extent, sales of apartment and commercial properties it owns in California.
In a continuing challenging economy, total rental revenues from our continuing operations increased by $110,000 or approximately 1% year-over-year to $11,445,000 for the third quarter ended September 30, 2005. The rental revenue increase was exclusively from our continuing commercial properties. Approximately 93% of total rental revenues from continuing operations came from continuing apartment properties and 7% from continuing commercial properties. We expect very little rental revenue growth from our continuing operations until at least the second quarter of 2006 as some of our apartment markets have been experiencing increased supply from new construction and we continue to rely on rent concessions to lease apartments. Both our apartment and commercial markets have been experiencing improving but slow employment growth, hindering the demand for both rental housing and office space.
We realized a net income of $1,816,000 for the quarter ended September 30, 2005, a decrease of $16,000 from the quarter ended September 30, 2004, primarily due to decreased income from discontinued operations.
During September 2005, we acquired a new 272 unit apartment property located in Sacramento, California for $37,500,000 plus $648,000 of purchase related transaction costs, as part of a tax deferred 1031 exchange. We used a new $26,500,000 bridge loan, the equity from the sale of two properties and available cash to complete the purchase. The sold properties were a 53 unit property in Modesto, California and a 26,984 square foot light industrial building in Napa, California. These sales were for $3,700,000 and $2,350,000 respectively.
Property Occupancy
The table below sets forth the overall weighted average occupancy levels for our properties, by type of property, owned at September 30, 2005, December 31, 2004 and September 30, 2004. The weighted average occupancy is calculated by multiplying the occupancy of each property by its square footage and dividing by the total square footage in the portfolio.

	Occupancy at	Occupancy at	Occupancy at
	September 30,	December 31,	September 30,
Property Type	2005	2004	2004
Apartment Communities	94.0%	94.6%	95.7%
Commercial Properties	88.1%	86.2%	72.0%
The overall weighted average occupancy level for our entire property portfolio as of September 30, 2005 was 93.2%, compared to 91.2% at September 30, 2004.
The occupancy at our apartment communities at September 30, 2005 shows a decrease to 94.0% from 94.6% at December 31, 2004 primarily from the new acquisition of the 272 unit apartment property in September 2005. Construction was recently completed on the last of the buildings for this property and we expect occupancy to improve to 95% by July 2006 from the 70.6% at September 30, 2005. The apartment occupancy level for September 30, 2005 would be 95.3% excluding the new acquisition property. Contributing factors influencing our ability to improve or maintain occupancy include the slowdown in the California economy, continuing competition with providers of other forms of multifamily residential properties and single-family housing and a significant increase in the construction of new apartment communities where our properties are located. We believe occupancy will remain relatively stable at this level for the remainder of 2005 due to a continuing management implemented cross-marketing program, resident referral program, resident retention focus and rent concession incentives.
Our future apartment occupancy rates will be subject to numerous factors, many of which are outside of our control. We believe that the remainder of 2005, as well as most of 2006, will continue to be challenging on the leasing front.

The overall slowdown of the California economy, the California deficit and other factors are impacting our sub-markets. Forecasts in trade journals and marketing reports for our submarkets indicate relatively flat rents and some decreasing occupancies with optimism for a pick up by late 2006. We believe that consumers continue to carefully consider how much they are willing to spend on housing, which is putting downward pressure on rents. In addition, continuing historically low mortgage rates continue to enable more renters to purchase homes. Buying or renting single-family housing was the reason given by many residents who moved out of our apartment properties during the third quarter of 2005. If mortgage rates increase, we anticipate over time slightly less pressure on rents and occupancies, as renters may be less able to purchase homes; however, we cannot predict when changes in mortgage rates will occur or how quickly such changes will impact our properties. Qualified potential residents continue to be difficult to find. Our market surveys indicate that a number of competitors have decreased asking rents, as we have done at selected properties in order to remain competitive. Many of our competitors give rent concessions. We give them as well at many properties, such as a discount off a first month’s rent. Accordingly, there can be no assurance that our future occupancy or rental rates will not be significantly less than our occupancy and rental rates at September 30, 2005.
In the third quarter of 2005, occupancy at our commercial properties increased to 88.1% at September 30, 2005 from 86.2% at December 31, 2004 primarily from improved occupancy at our Concord office building.
Occupancy at our Concord office building improved to 79.4% at September 30, 2005 from 69.6% at December 31, 2004. While affected by the soft market for large blocks of office space in the San Francisco Bay Area, our Concord office building rental rates are moderate and the building is located and designed to serve small local users and regional branch offices with a portion of the ground space designated for retail. Since we have the financial capacity to remodel or divide existing suites to suit market demand and can provide significant tenant improvements to attract new tenants, we expect the demand from such tenants to improve occupancy over the next few quarters. We are aggressively marketing the available space and have a number of leasing deals pending which we believe will improve that building’s occupancy to approximately 85% by the end of 2005.
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

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Net Income	$1,816,491	$1,832,800	$4,235,619	$1,933,494
Adjustments:
Depreciation and amortization:
Real property	2,064,322	2,014,203	6,200,339	5,989,012
Capitalized leasing expenses	22,085	21,779	82,544	63,540
Write-off of deferred debt issuance costs	1,875	3,080	13,965	3,080
Discontinued operations:
Depreciation, real property	231,868	332,136	720,240	1,014,490
Capitalized leasing expense amortization	—	5,302	6,337	15,906
Gain on sale of property	(1,770,415)	(1,691,728)	(3,657,353)	(1,691,728)
Loss on impairment of assets	—	—	—	250,000
Write off of deferred debt issuance costs	23,259	7,490	85,771	7,490

Funds from operations	$2,389,485	$2,525,062	$7,687,462	$7,585,284

Funds from operations per outstanding Class 1, 2 and 3 Units:
Class 1	$0.04	$0.03	$0.12	$0.10

Class 2	$0.04	$0.03	$0.11	$0.10

Class 3	$0.04	$0.03	$0.12	$0.10

Income (loss) per outstanding Class 1, 2 and 3 Units: (per Statement of Operations):
From continuing operations-Class 1	$0.00	$0.00	$0.00	$0.00
From discontinued operations-Class 1	$0.03	$0.02	$0.06	$0.02

Basic and diluted — Class 1 Units	$0.03	$0.02	$0.06	$0.02

From continuing operations-Class 2	$0.00	$0.00	$0.00	$0.00
From discontinued operations-Class 2	$0.03	$0.02	$0.06	$0.03

Basic and diluted — Class 2 Units	$0.03	$0.02	$0.06	$0.03

From continuing operations-Class 3	$0.00	$0.00	$0.00	$0.00
From discontinued operations-Class 3	$0.03	$0.02	$0.06	$0.03

Basic and diluted — Class 3 Units	$0.03	$0.02	$0.06	$0.03

WEIGHTED AVERAGE CLASS 1, 2 AND 3 UNITS OUTSTANDING:
Basic and diluted-Class 1	12,580,764	32,788,552	14,730,787	38,972,103
Basic and diluted-Class 2	15,056,290	11,799,544	14,658,612	10,262,212
Basic and diluted-Class 3	31,820,089	30,681,852	31,595,353	28,044,828

Funds from operations per outstanding Preferred Units	$0.04	—	$0.12	—

Income (loss) per Preferred Units (per Statement of Operations):
From continuing operations	$0.00	$0.00	$0.00	$0.00
From discontinued operations	$0.03	$0.00	$0.06	$0.00

Basic and diluted — Preferred Units	$0.03	$0.00	$0.06	$0.00

WEIGHTED AVERAGE PREFERRED UNITS OUTSTANDING
Basic and diluted	7,158,978	—	5,380,667	—
For the quarter ending September 30, 2005, FFO was $2,389,000 as compared to $2,525,000 for the same quarter last year, a decrease of $136,000. For the nine months ending September 30, 2005, FFO was $7,687,000 as compared to $7,585,000 for the same period last year, an increase of $102,000.

Three Months Ended September 30, 2005 Compared to the Three Months Ended September 30, 2004
Total rental revenue for the three months ended September 30, 2005 was $11,445,000 up $110,000 from $11,335,000 for the same quarter last year, excluding revenues from discontinued operations. This increase is primarily attributable to higher rents, occupancies and recoverable charges from tenants at our commercial properties. The possibility of a worsening economic slowdown, recession or continuation of current economic conditions may result in higher vacancy rates, lower prevailing rents, increased rent concessions and/or more tenant defaults and bankruptcies.
During the third quarter of 2005, rental revenue generated by our apartment communities was $10,589,000, basically flat from $10,592,000 during the third quarter last year, excluding rental revenues from discontinued operations.
Rental revenue generated by our commercial properties was $855,000, up approximately $112,000 from $743,000 in the same quarter last year, excluding rental revenues from discontinued operations. The increase was primarily attributable to higher rental rates, occupancies and recoverable charges from tenants at our commercial properties.
During the three months ended September 30, 2005, average monthly rental rates per square foot for same-store apartment communities and commercial properties on a combined basis were flat. Additionally, same store rental rates increased approximately 0.4% compared to the quarter ended September 30, 2004 due to increases in rental rates for same-store apartment communities and commercial properties. Our ability to continue to increase rents will largely depend on the changes in the real estate market and on general economic conditions in the areas in which we own properties. Same-store properties are defined as those properties owned by us during all months of the reporting periods. Average monthly rental rates are defined as contract rents for occupied units plus estimated market rents for vacant units divided by the total square footage in the portfolio at the end of the reporting periods.
During the three months ended September 30, 2005, the same-store average monthly rental rates per square foot for our apartment communities were flat and increased 0.2% compared to the quarter ended September 30, 2004. The increase was attributable to increased rents both to existing tenants upon lease expiration and to new tenants upon move in. The average monthly rental rates per square foot for same-store apartment communities were $1.04 as of September 30, 2005, December 31, 2004 and September 30, 2004.
During the three months ended September 30, 2005, the same-store average monthly rental rates per square foot for our commercial properties increased by approximately 0.4% and increased 3.3% compared to the quarter ended September 30, 2004. In both cases the increases were attributable to increased rents to new tenants upon move in and rent adjustments as allowed in existing leases. The average monthly rental rates per square foot for same-store commercial properties were $1.39 as of September 30, 2005, $1.35 as of December 31, 2004 and $1.34 as of September 30, 2004.
Interest revenue increased by $147,000 for the three months ended September 30, 2005 as compared to the same period last year primarily due to higher interest rates and higher cash balances and partly due to approximately $58,000 in interest from notes receivable.
Expenses From Continuing Operations
Total expenses (which include interest expense, operating and maintenance, depreciation and amortization, general and administrative, real estate taxes and insurance, utilities, and write-off of deferred debt issuance costs) were $11,529,000 for the three months ended September 30, 2005 compared to $11,283,000 for the same period in 2004 an increase of approximately 2%, excluding expenses from discontinued operations. The various components of total expenses are discussed in more detail as follows:
Interest expense. In the third quarter 2005, interest expense was $2,699,000, up from $2,469,000 for the same period last year, an increase of $230,000, excluding interest expense from discontinued operations. This increase was due primarily to higher outstanding loan balances than the third quarter of last year and $88,000 of amortized interest related to the Put Class 1 Units (See Note 6).
Operating and maintenance expenses. For the quarter, operating and maintenance expenses was $3,554,000, down from $3,601,000 for the third quarter last year, excluding operating and maintenance expenses from discontinued operations. The $47,000 decrease was primarily due to lower expenditures for our apartment rehabilitation program.
Depreciation and amortization expenses. During the third quarter in 2005, depreciation and amortization expenses were $2,155,000 as compared to $2,115,000 for the third quarter in 2004, excluding depreciation and amortization expense from discontinued operations. This 2% increase was primarily attributable to an increase in real estate investments from capitalization of property improvements.

General and administrative expenses. General and administrative expenses were $987,000 for the quarter, up from $904,000 for the same period last year, excluding general and administrative expenses from discontinued operations. The increase of approximately $83,000 is primarily due to $66,000 of costs incurred in a potential acquisition we terminated after due diligence and $30,000 of board member compensation instituted in July 2005, partially offset by decreases in other costs.
Real estate taxes and insurance expenses. In the quarter, real estate taxes and insurance expenses were $1,116,000, down from $1,231,000 for the same period last year, excluding real estate taxes and insurance expenses from discontinued operations. The $115,000 decrease is primarily due to lower insurance costs.
Utility expenses. Utility expenses were $1,015,000 for the quarter, as compared to $960,000 for the same quarter last year, an increase of $55,000, excluding utility expenses from discontinued operations. This change was due primarily to rate increases for sewer and natural gas service.
Write-off of deferred debt issuance costs. During the three months ended September 30, 2005, we recorded a loss of $2,000, excluding write-off of deferred debt issuance costs from discontinued operations, to reflect the write-off of deferred debt issuance costs related to refinancing activity.
Net Income Before Discontinued Operations
During the three months ended September 30, 2005, net income before discontinued operations was $80,000 compared to net income of $70,000 for the same period last year. This $10,000 increase was due to higher total revenues, lower operating and maintenance expenses, and lower real estate taxes and insurance, partially offset by higher interest, depreciation and amortization, general and administrative and utility expenses.
Discontinued Operations
During the quarter ended September 30, 2005, income from discontinued operations was $1,737,000 compared to income of $1,763,000 for the same period last year, a decrease of $26,000. The reason the income was similar is due to the gain on sales being similar in both periods.
NET INCOME
During the quarter ended September 30, 2005, we recorded a net income of $1,816,000 compared to a net income of $1,833,000 for the third quarter last year, a decrease of $17,000. This decrease was due to lower income from discontinued operations and partially offset by higher net income before discontinued operations.
Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004
Revenue From Continuing Operations
Total rental revenue for the nine months ended September 30, 2005 was $34,252,000, a $500,000 increase from the $33,752,000 for the same period last year, excluding revenues from discontinued operations.
During the nine months ended September 30, 2005, rental revenue generated by our apartment communities was $31,823,000, up approximately $278,000 from $31,545,000 for the same period last year, excluding revenues from discontinued operations. The increase for the current nine month period was primarily attributable to higher rental rates, higher occupancies and higher other rental revenue such as from laundry leases, telecom revenue sharing and damage/cleaning charges to vacated and/or current residents and partially offset by higher rent concessions.
Rental revenue generated by our commercial properties was $2,430,000, up approximately $223,000 from $2,207,000 in the same period last year, excluding revenues from discontinued operations. The increase was primarily attributable to higher rental rates and higher occupancies.
During the nine months ended September 30, 2005, rental rates for same-store apartment communities and commercial properties on a combined basis increased 0.3%.
Interest revenue increased by $370,000 to $417,000 for the nine months ended September 30, 2005 as compared to the same period last year, primarily due to approximately $199,000 in interest from notes receivable and partly due to higher interest rates and higher cash balances than during the nine months ended September 30, 2004.

Expenses From Continuing Operations
Total expenses (which includes interest expense, operating and maintenance, depreciation and amortization, general and administrative, real estate taxes and insurance, utilities, prepayment penalties and write-off of deferred debt issuance costs) were $34,472,000 for the nine months ended September 30, 2005 compared to $33,859,000 for the same period in 2004, excluding expenses from discontinued operations. The various components of total expenses are discussed in more detail as follows:
Interest expense. In the nine months ended September 30, 2005, interest expense was $7,907,000, up from $7,418,000 for the same period last year, an increase of $489,000. This increase was due primarily to higher outstanding loan balances and $88,000 of amortized interest related to the Put Class 1 Units (See Note 6).
Operating and maintenance expenses. For the period, operating and maintenance expenses were $10,192,000, down from $11,097,000 from the same period last year. The $905,000 decrease was primarily due to lower expenditures for our apartment rehabilitation program.
Depreciation and amortization expenses. During the nine months ended September 30, 2005, depreciation and amortization expense was $6,544,000, as compared to $6,269,000 during the nine months ended September 30, 2004, an increase of approximately $275,000. This change was primarily attributable to an increase in real estate investments from capitalization of property improvements.
General and administrative expenses. General and administrative expenses were $3,413,000 for the nine months ended September 30, 2005, up from $2,621,000 for the same period last year, an increase of approximately $792,000. This increase is primarily due to appraisal, legal and accounting costs associated with determining and disclosing the Class 1 Unit exercise price in connection with the Class 1 Unit Put Rights.
Real estate taxes and insurance expenses. In the nine months ended September 30, 2005, real estate taxes and insurance expenses were $3,508,000, down from $3,745,000 for the same period last year. The decrease of approximately $237,000 is primarily due to lower insurance costs and partially offset by increases in real estate taxes.
Utility expenses. Utility expenses were $2,894,000 for nine months ended September 30, 2005 as compared to $2,708,000 for the same period last year, an increase of $186,000. This change was due primarily to rate increases for natural gas, sewer and trash removal.
Write-off of deferred debt issuance costs. In the nine months ended September 30, 2005, we recorded a loss of $14,000, excluding write-off of deferred debt issuance costs from discontinued operations, to reflect the write-off of deferred debt issuance costs related to the early payoff of mortgages payable from refinancing activity.
Net Income Before Discontinued Operations
During the nine months ended September 30, 2005, net income before discontinued operations was $197,000 compared to a net loss of $61,000 for the same period last year. The increase in 2005 was due to higher revenues and lower operating and maintenance expenses and real estate taxes and insurance expenses, partially offset by higher interest expense, depreciation and amortization expenses, general and administrative expenses, utility expenses and write-off of deferred debt issuance costs.
Discontinued Operations
During the nine months ended September 30, 2005, income from discontinued operations was $4,038,000 compared to income of $1,994,000 for the same period last year. The increase of $2,044,000 was primarily due to a gain on sales of $3,657,000 during the nine months ended September 30, 2005 compared to a gain on sales of $1,778,000 for the same period last year.
NET INCOME
During the nine months ended September 30, 2005, net income was $4,236,000 compared to net income of $1,933,000 for the same period last year, an increase of $2,303,000. The increase was primarily due to a $2,044,000 increase in income from discontinued operations and a $258,000 increase in net income before discontinued operations.

Effects of Inflation on Operations
We believe the direct effects of inflation on our operations have been inconsequential.
Liquidity and Capital Resources
Short-Term Liquidity
As of September 30, 2005, our short-term liquidity needs included normal operating requirements, ongoing capital improvements, monthly principal amortization of our debt, “bridge” funding needs for acquisitions in connection with Section 1031 exchanges (“Section 1031 Acquisitions”), voluntary repurchases of Units and certain mandatory distributions required to be made to our Class 1, Class 2 and Class 3 Unit holders and Series B Preferred Unit holders, as described in Note 8 of our Notes to Consolidated Financial Statements set forth in Item 1 above. We expect to meet most of these requirements through cash provided by operations and available cash. However, if needed for repurchase of Units, capital improvements or “bridge” funding needs for Section 1031 Acquisitions, we may increase debt by drawing on our line of credit, refinancing certain mortgage obligations, mortgage borrowing on our debt-free properties or we may sell some properties. Under the terms of the Class 1 COD, we have the option, but not the obligation to pay for Put Class 1 Units prior to June 30, 2007. Accordingly, our short-term liquidity needs could include purchases of Put Class 1 Units. See “Put Rights” below.
We do not expect that rent increases upon tenant turnover and lease expirations, subject to market and general economic conditions, will have a significant impact on our short-term liquidity.
Long-Term Liquidity
Our long-term liquidity requirements include scheduled debt maturities, significant capital improvements, certain mandatory distributions required to be made to our Class 1, Class 2 and Class 3 Unit holders and Series B Preferred Unit holders, as described in Note 8 of our Notes to Consolidated Financial Statements set forth in Item 1 above and voluntary repurchases of Units. Our long-term liquidity requirements also include our redemption obligations to holders of Class 1 and 2 Units. See “Put Rights” below. Cash flows from operations, including the effects of any rent increases, will not be sufficient to meet some of these long-term requirements, such as remaining balances due at loan maturities and our obligations to redeem Class 1 and 2 Units. Accordingly, it will be necessary for us to refinance the mortgages on certain of our properties or sell some properties. There can be no assurance that we will be able to refinance on terms advantageous to us, however, especially if interest rates rise in the future. See also “Plan to Fund Redemptions” below.
Put Rights
     Class 1 Put Rights
On September 28, 2005, the rights of the holders of Class 1 Units to exercise their Class 1 Put Rights expired. The Company is obligated under the terms of the Class 1 Put Rights to purchase the 9,864,299 Put Class 1 Units at a price of $2.78 per Class 1 Unit for an aggregate amount of $27,422,751 (the “Aggregate Exercise Price”). The Aggregate Exercise Price will be reduced by an amount equal to all Class 1 distributions paid (on a per Class 1 Unit basis) to the holders of Put Class 1 Units from July 1, 2005 through June 30, 2006. The Company is required to purchase all of the Put Class 1 Units by June 30, 2007. However, the Company may purchase Put Class 1 Units any time prior thereto at its sole discretion. The Company is not required to make purchases on a pro rata basis or pursuant to any other procedure. However, the Company will not purchase any Class 1 Units unless it determines that it has the funds available and it is in the Company’s best interest to do so. There are no conditions to the Company’s obligation to pay for the Put Class 1 Units.
The Put Class 1 Units will remain outstanding and will continue to vote and receive distributions until redeemed by the Company. Under the Company’s Operating Agreement, holders of the Put Class 1 Units will not acquire the status of creditors. Class 1 Units redeemed by the Company will be deemed cancelled and returned to the status of authorized but unissued Units.
The Company’s pending payment for the Put Class 1 Units has been reflected in the balance sheet through an increase in Liabilities (Mandatorily Redeemable Liability) and an associated reduction of Redeemable Class 1 Units (based on “par” value of Redeemable Class 1 Units) and Retained Earnings. This amount is equal to the total payment to be made for the Put Class 1 Units, adjusted for the Company’s anticipated timing of payments per FASB

Standard of Financial Accounting Standard No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. As the Company pays for the Put Class 1 Units, the associated liability will be removed and cash will be decreased.
Our Class 1 COD required our Board of Managers to meet no later than June 30, 2006 to determine whether we should continue operations beyond June 30, 2007. On July 13, 2005, our Board of Managers determined that we should continue operations beyond June 30, 2007. Our plan to pay for the Put Class 1 Units is set forth under “Plan to Fund Redemptions” below.
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
As previously disclosed, although we cannot predict the sales market for income producing properties, we believe that in connection with the Class 1 Put Rights, the Company’s properties may have been appraised at or near the top of a sellers’ market, in part due to purchases by buyers in the current market that may be deemed unusually high relative to recent historical capitalization rates in the markets in which our properties are located. Therefore, the appraised values for our properties in connection with the Class 1 Unit Put Rights have resulted in appraised values that are substantially higher than values previously used by us in determining the price we were willing to pay for Units under our repurchase program. In addition, these appraisals reflect low capitalization rates or high gross rent multipliers, relative to both historical and possible future rates. Accordingly, we can give no assurance that the recent appraised values for our properties will be an accurate indicator of the future value of our properties.
Other
At September 30, 2005, we had unrestricted cash totaling $5,999,000, compared to $6,569,000 at December 31, 2004. This $570,000 decrease is attributable to net cash provided by operations of $7,547,000, net cash used in investing activities of $29,107,000 and net cash provided by financing activities of $20,990,000.
Net cash provided by operations during the nine months ended September 30, 2005 was $7,547,000, which reflects net income of $4,236,000 adjusted for: gain on sale of property of $3,657,000, loss on disposal of assets of $99,000, write off of deferred debt issuance costs of $100,000, non-cash depreciation and amortization charges of $7,299,000 and the net effect of changes in operating assets and liabilities of $529,000, primarily an increase in restricted cash. For the same period last year, net cash provided by operations was $8,865,000 which reflects net income of $1,933,000 adjusted for: gain on sale of property of $1,692,000, non-cash depreciation and amortization charges of $7,337,000, loss on impairment of assets of $250,000, loss on disposal of assets of $68,000, write off of deferred debt issuance costs of $11,000 and the net effect of changes in operating assets and liabilities of $958,000.
The terms of certain of our mortgages require impound accounts for the payment of insurance, property taxes, replacement reserves and lender holdbacks on proceeds from new mortgages for immediate repair improvements, as well as scheduled principal and interest payments on the debt. We classify these impound accounts as restricted cash on our balance sheet.
Net cash used in investing activities was $29,107,000 for the nine months ended September 30, 2005 consisting of $10,360,000 from the disposal of assets and $357,000 of payments on notes receivable, offset by $39,824,000 used for additions to real estate investments. For the same period last year, net cash provided by investing activities was $1,625,000; $3,428,000 from disposal of assets offset by $1,804,000 for additions to real estate investments.

Net cash provided by financing activities for the nine months ended September 30, 2005 was $20,990,000. The source of cash was $26,500,000 from a mortgage on a newly acquired property and $4,322,000 from refinance proceeds of mortgages payable, partially offset by repurchases of Class 1, Class 2 and Class 3 Units in the amount of $1,994,000, principal payments on mortgage notes of $2,129,000, payoff of mortgage loans of $6,454,000, deferred financing costs of $320,000, distributions to Unit and Preferred Unit holders in the amount of $4,179,000 and distributions paid in advance of $33,000. For the same period last year, net cash used in financing activities was $14,047,000. The uses of cash were as follows: repurchases of Class 1, Class 2 and Class 3 Units in the amount of $9,524,000, distributions to Unit and Preferred Unit holders in the amount of $5,145,000, principal payments on mortgage notes of $1,915,000, payoff of mortgage loans of $346,000 and deferred financing costs of $511,000; partially offset by $3,393,000 from refinance proceeds of mortgages payable.
Our long-term debt consists of 43 real estate mortgages totaling $217,497,000 as of September 30, 2005. One mortgage is secured by three properties, two properties have both a first and second mortgage and 38 mortgages are secured by one of 38 properties. This debt generally requires monthly payments of principal and interest. As of September 30, 2005, the weighted average interest rate on our real estate mortgages was 6.01% compared to 5.91% at the same time last year. This increase is primarily due to the higher rate on our $26,500,000 bridge loan completed in the September 2005 acquisition of a 272 unit apartment property located in Sacramento, California.
During the second quarter of 2005, the Company renewed its $6,000,000 revolving line of credit. It matures July 1, 2007 and is secured by one of the Company’s debt-free properties. This revolving secured line of credit is available for general corporate purposes. The Company did not use this line of credit for the nine months ended September 30, 2005. In connection with the bridge loan discussed in Note 5, the availability of the Company’s revolving line of credit was reduced to accommodate a Letter of Credit in the amount of $2,750,000 provided by the Company as additional collateral for the bridge loan lender.
In connection with the bridge loan, for a good faith deposit of $530,000, the Company also entered into a forward rate lock agreement to obtain a ten-year fixed rate mortgage at 5.51% through the bridge loan lender to pay off the bridge mortgage loan upon the Company’s satisfaction of conditions set forth in the agreement.
To provide our Unit holders with additional liquidity, we continue to follow the guidelines adopted by our Board of Managers to allow us to repurchase Units from members and to provide information to our members that will allow members to contact each other in order to facilitate trading of Units among our members. See Part II, Item 2—“Unregistered Sales of Equity Securities and Use of Proceeds” for additional information about the Company’s repurchases of Units.
During the nine months ended September 30, 2005, the Company, through a wholly owned subsidiary, repurchased 997,298 Class 1 Units for an aggregate price of $1,556,000; 124,361 Class 2 Units for an aggregate price of $195,000; and 156,071 Class 3 Units for an aggregate price of $243,000. From October 2005 and through November 14, 2005, the Company, through its wholly owned subsidiary, repurchased an additional 15,398 redeemable Class 2 Units and 38,726 non-redeemable Class 3 Units for an aggregate price of $94,000. As of November 14, 2005, the Company’s wholly owned subsidiary owned 6,695,590 Class 1 Units, 7,200,114 Class 2 Units and 15,248,221 Class 3 Units.

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
     The following table presents information about our debt obligations at September 30, 2005. The table presents scheduled principal payments and related weighted average interest rates by expected maturity dates. The weighted average interest rates shown for 2005 are calculated as of September 30, 2005. The weighted average interest rates shown for subsequent years are as of the beginning of the respective year.

	2005	2006		2007		2008		2009		Thereafter
Mortgage loans with fixed rates maturing through October 2014 (1)	$931,316	$1,952,269		$2,078,270		$2,212,502		$24,395,354		$94,949,058
Weighted average interest rate	6.30%	6.30%		6.30%		6.30%		6.30%		6.36%

Mortgage loans with fixed rates that become variable between August 2007 and January 2010 maturing through 2033 (2)	$352,136	$732,496		$771,813		$813,249		$856,916		$36,516,557
Weighted average interest rate	5.24%		(2)		(2)		(2)		(2)		(2)

Mortgage loans with variable rates maturing through 2033 (3)	$359,548	$27,158,417		$1,429,588		$805,706		$848,231		$20,333,494
Weighted average interest rate	5.91%		(3)		(3)		(3)		(3)		(3)

(1)	Twenty-eight loans with rates ranging from 5.21% to 7.13% with the earliest loan maturing February 2009.

(2)	Eight loans with initial fixed rates ranging from 4.60% to 5.63% as of September 30, 2005.

(3)	Seven loans with rates ranging from 4.70% to 6.36% as of September 30, 2005.
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
ISSUER PURCHASES OF SECURITIES

				Approximate
			Total Number of Units	Dollar Value that
			Purchased as Part of	May Yet Be
			Publicly Announced	Purchased Under
	Total Number of	Average Price	Plans	the
Period	Units Purchased (1)	Paid per Unit	or Programs	Plan or Programs (2)
July 1-31, 2005	0 Class 1	$0.00	0
	0 Class 2	$0.00	0
	0 Class 3	$0.00	0	$20,000,000	(3)

August 1-31, 2005	0 Class 1	$0.00	0
	0 Class 2	$0.00	0
	0 Class 3	$0.00	0	$20,000,000	(3)

September 1-30, 2005	0 Class 1	$0.00	0
	4,605 Class 2	$1.70	4,605
	0 Class 3	$0.00	0	$20,000,000	(3)

Total Third Quarter	0 Class 1	$0.00	0
	4,605 Class 2	$1.70	4,605
	0 Class 3	$0.00	0	$20,000,000	(3)

(1)	Only our Class 1 Units are registered under the Exchange Act.

(2)	In addition to the Units that may be repurchased as described in footnote 3 below, the Company is obligated to redeem Class 1 and Class 2 Units that are put to the Company in accordance with the put rights of the Class 1 and Class 2 Units, respectively. The Company is obligated to redeem 9,864,299 Put Class 1 Units by June 30, 2007. The Company did not redeem any of the Put Class 1 Units during the quarter ended September 30, 2005. See Note 6 of our Notes to Consolidated Financial Statements in Item 1 above and Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Put Rights in Item 2 above. Also, upon a change of control of the Company, as defined in the Series B COD, the Company is obligated to repurchase the Series B Preferred Units.

(3)	In March 2004, the Board of Managers authorized the repurchase of up to $20,000,000 of Units in any given month, superceding the previous authorization set in December 2001. The authorization will remain in effect until modified or terminated by the Board of Managers. The Company, through its wholly-owned subsidiary, may repurchase its Units from Members, when opportunities exist to buy at prices which are consistent with the Company’s Unit Repurchase Guidelines. In July 2005, the Board of Managers modified the formula, which determines the maximum price the Company would be willing to consider repurchasing Units for, to include an increase in property values, a deduction of 10% of the value of its properties representing “all anticipated costs and expenses (including but not limited to the estimated costs and expenses of liquidating all of the Company’s properties)” and a minority/liquidity discount. Units redeemed by the Company pursuant to the Class 1 or Class 2 Put Rights will not be counted against the $20,000,000 of funds available for repurchase under this program. Our repurchase guidelines have the following policies:
•	The Company shall use its best efforts to cause its subsidiary to repurchase Units and Preferred Units at prices that are consistent with the guidelines and any applicable Certificate of Designations;

•	The Company shall set aside as non-cumulative cash reserves an amount equal to $100,000 each month to fund repurchases of Units and Preferred Units; and

•	The Company shall prioritize available funds for repurchases in the following order:

•	Repurchase of Units and Preferred Units in the case of hardship;
o	Repurchases of Units and Preferred Units that have the most current “put right” to sell their Units or Preferred Units back to the Company; and

o	After satisfaction of the above priorities, all Units and Preferred Units shall be treated equally, except where expressly limited by a Certificate of Designations (i.e., Series B Preferred Units may not be repurchased for three years from the date of purchase from the Company, except in the case of hardship).

Item 6. Exhibits
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JCM Partners, LLC

Date: November 14, 2005	By:	/s/ GAYLE M. ING

Gayle M. Ing
President and Chief Executive Officer

	By:	/s/ CORNELIUS STAM

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