Form 10-K
period 2005-12-31
JCM PARTNERS LLC
filed 2006-03-31
CIK 1139163

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005

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
Class 1 Units
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Act.  Yes ☐     No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant: Not applicable, since the registrant has no established trading market.

As of March 31, 2006, the registrant had the following Classes of Units and Series of Preferred Units outstanding of which the following number of Units and Preferred Units were owned by a wholly-owned subsidiary of the Company:

Class of Unit/Series	Owned by	Owned by	Total
of Preferred Unit	Members	Subsidiary	Outstanding

Class 1(1)	13,537,998	6,569,533	20,107,531
Class 2	14,534,642	7,042,142	21,576,784
Class 3	32,655,249	15,565,121	48,220,370
Series B Preferred	7,192,000	—	7,192,000

Total	67,919,889	29,176,796	97,096,685

(1)	Includes 9,616,833 Class 1 Units subject to redemption by June 30, 2007. See Part I — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Put Rights.

Documents Incorporated by Reference:

Portions of the registrant’s Definitive Proxy Statement to be held in conjunction with registrant’s annual meeting of members to be held in June 2006 are incorporated by reference into Part III.

JCM PARTNERS, LLC

ANNUAL REPORT ON FORM 10-K

Forward Looking Statements

Certain information included in or incorporated by reference into this Annual Report on Form 10-K contains or may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are typically identified by words or phrases such as “believe,” “expect,” “intend,” and variations of such words and similar expressions, or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” or similar expressions. Forward-looking statements, including those relating to our business strategy, capital expenditures, refinancing activities, occupancy levels, financial performance, and liquidity and capital resources, are subject to risks and uncertainties. Actual results or outcomes may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors. Those risks and factors include unanticipated adverse business developments affecting us or our properties, adverse changes in the real estate markets, increases in interest rates, increased competition, changes in general and local economies, and federal, state and local governmental regulations that affect us. Forward-looking statements speak only as of the date they are made, and we assume no duty to update them.

PART I

Item 1.	Business

Background

JCM Partners, LLC, a Delaware limited liability company (“JCM Partners”, “JCM” or the “Company”), was organized on May 15, 2000. We are the reorganized entity which emerged from the bankruptcy proceedings in the United States Bankruptcy Court for the Eastern District of California entitled In re IRM Corporation, et al. (the “IRM entities”). Additional background information about the bankruptcy proceedings from which we emerged is set forth later in this Item 1 — Business, under “The IRM Bankruptcy Proceedings.”

Our principal executive offices are located at 2151 Salvio Street, Suite 325, Concord, California, 94520.

Overview

JCM Partners is a limited liability company with activities related to the ownership, development, acquisition, renovation, management, marketing and strategic disposition of multifamily apartment communities and commercial properties in California. Through our wholly-owned subsidiaries, we currently own 44 properties. Management’s strategy is to be a regional, highly efficient provider of quality apartment communities. We seek to be a market leader by operating a sufficiently sized portfolio of apartments within each of the markets in which we own properties in order to drive down operating costs through economies of scale and management efficiencies.

As of December 31, 2005, our real estate portfolio consisted of:

•	39 apartment complexes with an aggregate of 5,079 units;

•	one office/retail property with 33 tenants and approximately 120,000 square feet; and

•	four industrial properties with 19 tenants and approximately 103,000 square feet.

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

In addition, certain expenditures associated with real estate equity investments (principally mortgage payments, real estate taxes, and maintenance costs) are not necessarily decreased by events adversely affecting our income from the properties. Thus, the cost of operating and holding the properties, or certain of them, may exceed the properties’ resale value and income producing ability, and we therefore may have to borrow funds in order to protect our investment or be required to dispose of the properties, or certain of them, at a loss. Our ability to meet our debt and other obligations, and thereafter to make distributions to our members in accordance with our Operating Agreement and Certificates of Designations, will depend on these and other factors. We are also subject to the rights of our Class 1 and Class 2 Unit holders to require us to redeem their Units in 2007 and 2012, respectively. See Part I — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Put Rights.

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

We have focused our activities on those related to the ownership, development, acquisition, renovation, management, marketing and strategic disposition of multifamily apartment communities and commercial properties in

California. We currently intend to continue this focus, but our Board of Managers could, without member approval, decide to engage in other activities. Beginning in August 2004, we also began disposing of selected properties to raise funds to purchase Class 1 Units from our members in 2007. Similarly, our Board of Managers has broad discretion with respect to our investments and has the power to determine which types of investments are in the best interests of our Company and its members. Although we are not limited by our Operating Agreement, we currently intend to continue our focus on investing in apartment communities and commercial properties primarily in California. We currently hold these properties primarily for capital appreciation and income. However, in connection with the redemption rights of the holders of our Class 1 and Class 2 Units, we may need to sell some of our properties. Although we do not have a policy as to the amount or percentage of assets which will be invested in any specific property, it is our intent to maintain a diversified portfolio of properties.

Policies with Respect to Other Activities

Except as described below, we have not adopted any formal policies regarding the extent to which we will engage in specific activities such as issuing senior securities, borrowing money, making loans, investing in the securities of other issuers for the purpose of exercising control, underwriting securities of other issuers, engaging in the purchase and sale (or turnover) of investments, offering securities in exchange for property, repurchasing or otherwise reacquiring our Units or Preferred Units, or making annual or other reports to our members.

Voluntary Unit and Preferred Unit Repurchases

Under the terms of our Operating Agreement, we have the discretion to repurchase or otherwise reacquire Units from our members. In December 2001, our Board of Managers authorized us from time to time to repurchase Units and Preferred Units from our members, although we are not obligated to do so. In March 2004, our Board of Managers modified our repurchase guidelines to allow us to repurchase up to $20 million of Units and Preferred Units in any single month. In July 2005, our Board of Managers modified the formula, which determines the maximum price the Company would be willing to consider repurchasing Units for, to include an increase in property values, a deduction of 10% of the value of the properties representing “all anticipated costs and expenses (including but not limited to the estimated costs and expenses of liquidating all of the Company’s properties)” and a minority/liquidity discount. Units we redeem pursuant to the Class 1 or Class 2 Put Rights will not be counted against the $20,000,000 of funds available for repurchase under this program. Our repurchase guidelines have the following policies:

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

In 2005, through a wholly-owned subsidiary, we made voluntary repurchases of 997,298 Class 1 Units, 139,759 Class 2 Units and 194,797 Class 3 Units for an aggregate amount of $2,088,391. We paid the same price for repurchases of Class 1, 2 and 3 Units. From January 1, 2006 through March 31, 2006, through a wholly-owned subsidiary, we made voluntary repurchases of an additional 17,473 Class 1 Units and 15,398 Class 2 Units for an aggregate amount of $57,524. We paid the same price for repurchases of Class 1 and 2 Units. As of March 31, 2006, our wholly-owned subsidiary owned 6,569,533 Class 1 Units, 7,042,142 Class 2 Units and 15,565,121 Class 3 Units.

Purchases of Put Class 1 Units

In July 2005, our Board of Managers adopted the following guidelines for the purchase of Put Class 1 Units, which we are required to purchase by June 30, 2007:

•	No Put Class 1 Units shall be purchased until June 1, 2007, unless the Company has made the following two determinations (the “Management Determinations”):

o	The Company has funds available to pay for Put Class 1 Units; and

o	Purchasing Put Class 1 Units is in the best interest of the Company.

•	After the Management Determination has been made, Put Class 1 Units shall be purchased by the Company according to the following priorities:

o	In the case of hardship;

o	To holders of the fewest Put Class 1 Units.

In 2005, we purchased 247,466 Put Class 1 Units for an aggregate amount of $687,955.

Member to Member Sales of Units

Under guidelines approved by our Board of Managers, we provide information to our members that allow them to contact each other in order to facilitate trading of Units among members.

Conversions of Units held by our Wholly-Owned Subsidiary

Pursuant to a resolution of our Board of Managers, as our members convert their Units into different Classes of Units, we have a policy of converting Units held by our wholly-owned subsidiary into the same Class of Units, so that our wholly-owned subsidiary will proportionately own the same number of different Classes of Units as those owned by our members.

Series B Preferred Units —  (“Senior Securities”)

Our Series B Preferred Units are senior in priority to our Class 1, 2 and 3 Units upon our liquidation or if we are involved in a change of control (as defined in the Certificate of Designations of the Series B Preferred Units (the “Series B COD”)). See Sections 6.1.3 and 6.1.4 of our Description of Securities (as revised February 10, 2006) (the “Revised Description of Securities”) for further information. Our Class 1, 2 and 3 Units are senior in priority to our Series B Preferred Units with respect to the payment of mandatory monthly distributions. See Sections 6.1.1 of our Revised Description of Securities for further information. We issued the Series B Preferred Units to accredited investors in connection with our need to raise capital to finance the Class 1 Unit Put Right. Holders of Class 1 Units, who were accredited investors, were permitted to pay for Series B Preferred Units in whole, or in part, with Class 1 Units valued at the price the Company was willing to repurchase Class 1 Units as of the day of the applicable Series B Preferred Subscription Agreement.

The Apartment Properties

As of December 31, 2005, our apartment properties consisted of 39 apartment complexes located in the following counties: 19 in Sacramento County, 5 in Solano County, 5 in Stanislaus County, 7 in San Joaquin County and 3 in Contra Costa County. Subsequent to December 31, 2005, one property located in Sacramento was sold. The majority of these properties are classified as “second tier” or “class B,” meaning that they are considered to be typically well located, older properties in average to good condition. As of December 31, 2005, 3% of our apartment properties are classified as “first tier” or “class A” due to the acquisition of our 272 unit apartment property in Sacramento, California in September 2005.

Revenues from our apartment properties result primarily from rents. These rents are required to be paid on a monthly basis. Our business strategy includes seeking to increase the cash flow generated by our apartment properties through rent increases upon tenant turnover and lease expiration, while maintaining high occupancy rates and prudent management of our operating expenses. Our ability to increase rents is subject to market conditions and general economic conditions. Accordingly, there can be no assurance that we will be able to implement our operating strategy successfully. We do not institute rent increases based on a pre-determined range, nor are such increases based on increased services and/or renovations. Accordingly, existing and even new tenants might resist such rent increases. We will generally make any increased cash flow available for our operating and capital expenses and cash distributions, but may offer some increased services and/or renovations as determined by market conditions. The average occupancy rate of our apartment properties was 93.8% at December 31, 2005, 94.6% at December 31, 2004, and 94.8% at December 31, 2003. The apartment occupancy level at December 31, 2005 would have been 94.8% excluding the 272 unit apartment property acquired in September 2005.

In general, the tenants in our apartment properties enter into our standard form of lease, as modified, if necessary, to comply with local ordinances or custom. The term of these leases varies with market conditions, although the vast majority of the leases are between six and twelve months. Generally, the leases provide that unless the parties agree in writing to a renewal, the tenancy will convert at the end of the lease term to a month-to-month tenancy, subject to the terms and conditions of the lease, unless either party gives the other at least 30 days’ prior notice of termination. All leases are terminable by us for nonpayment of rent, violation of property rules and regulations, or other defaults specified in the lease.

Approximately 60% of the tenants in our apartment properties leave each year, and rents are adjusted to reflect market conditions existing at the time any new rental relationship commences. As a result of the relatively short-term stay of the majority of our tenants, our apartment properties tend not to have long-term leases that lock in current market rates.

Our employees are responsible for marketing, maintenance and leasing activities at our apartment properties. These employees meet with prospective residents, show models or available units, rent vacant units and strive to maintain contact with current tenants to monitor their level of satisfaction. From time to time, we have employed the services of, and paid customary fees to, apartment locator services and existing tenants for locating prospective tenants.

All of our apartment properties are located in developed areas that include other apartment properties serving comparable tenant populations. An increase in the number of competitive apartment properties in a particular area could have a material adverse effect on rents and our ability to maintain occupancy levels.

Construction of a significant number of new apartment properties during 2003 and 2004 in Sacramento and Solano Counties, combined with high unemployment, had an adverse effect on occupancy levels of our properties located in those counties. This effect began to temper in late 2005 with an improving unemployment rate and a slowing in new construction. We also compete with providers of other forms of multifamily residential properties and single-family housing. Buying or renting single-family housing was the reason given by 24% of residents who moved out of our apartment properties during 2005.

The Commercial Properties

As of December 31, 2005, our commercial properties consisted of five sites in Northern California, including the Concord, California building housing our executive offices. Four of our commercial properties are located in Napa County and one is located in Contra Costa County. Additional information regarding our commercial properties can be found in “Item 2 — Properties.”

Revenues from our commercial properties are derived primarily from commercial tenants’ rents and common area maintenance charges. The rents are payable monthly.

As with our apartment properties, we seek to increase cash flow at our commercial properties through periodic rent increases for existing tenants according to the terms of their leases, through rent increases upon tenant turnover and lease expiration, by maintaining high occupancy rates and through prudent management of our operating expenses. Our ability to increase rents is subject to market conditions and general economic conditions. Accordingly, there can be no assurance that we will be able to increase rents or otherwise implement our operating strategy successfully. We do not institute increases based on a pre-determined range, nor based on increased services and/or renovations. We will generally make any increased cash flow available for our operating and capital expenses and cash distributions. The average occupancy rate of our commercial properties was 88.9% as of December 31, 2005, 86.2% as of December 31, 2004 and 75.4% as of December 31, 2003.

We use standard lease forms, modified at each property to the extent necessary to comply with local law or custom and negotiations with tenants. The term of a lease varies with local market conditions, although multi-year leases with annual Consumer Price Index (“CPI”) or fixed rent increases are most common. Some of our leases include an option for the tenant to extend the term of the lease for an additional period. All leases are terminable by us for nonpayment of rent, violation of property rules and regulations, or other defaults specified in the lease.

Historically, in any given year, 6% to 25% of our existing commercial leases expire. In 2006, however, 37% of our existing commercial leases are scheduled to expire. Some tenants will exercise their option to extend the term of the lease, others will sign a new lease and extend their tenancy for an additional multi-year period, and others will vacate their spaces. Rents are adjusted to reflect market conditions for spaces that are vacated or when leases are renewed. We may incur substantial costs to improve our vacating or renewing commercial suites for tenant improvements. If we do, we normally will finance and capitalize these costs and amortize them over the life of the lease.

Our employees are responsible for marketing, maintenance and leasing activities at the commercial properties. Prospective tenant leads are generated primarily through commercial real estate broker referrals. We strive to maintain contact with our existing commercial tenants to determine their level of satisfaction with property management and operations. We may employ the services of, and pay customary fees to, unaffiliated real estate brokers for leasing services and for locating prospective tenants.

All of our commercial properties are located in developed areas that include other commercial properties serving comparable tenant profiles. An increase in the number of competitive commercial properties in a particular area could have a material adverse effect on our ability to maintain current occupancy levels and maintain or increase the rental rates applicable to the properties.

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

Where required by our lenders, we obtain flood insurance. We do not maintain earthquake insurance coverage due to the high premium cost. Accordingly, a loss resulting from earthquake damage could have a material adverse effect on our financial condition and our operating results. Even if a loss is covered by our insurance, our insurance coverage may not be sufficient to pay the full current market value or replacement cost of our lost investment. Inflation, changes in building codes and ordinances, environmental considerations and other factors also might make it unfeasible to use insurance proceeds to replace a property after it has been damaged or destroyed.

As a general matter, concern about indoor exposure to mold has been increasing as such exposure has been alleged to have a variety of adverse health effects. As a result, there have been a number of lawsuits in our industry against owners and managers of apartment communities relating to moisture infiltration and resulting mold. Mold growth may occur when excessive moisture accumulates in buildings or on building materials, particularly if the moisture problem remains undiscovered or is not addressed over a period of time. To help limit mold growth, we educate residents about the importance of adequate ventilation and require that they notify us when they see what they believe to be mold or excessive moisture. We have established procedures for promptly addressing and remediating mold or excessive moisture from apartment homes when we become aware of its presence regardless of whether we or the resident believe a health risk is present. However, we cannot be sure that mold or excessive moisture will be detected and remediated in a timely manner. If a significant mold problem arises at one of our communities, we could be required to undertake costly remediation to contain or remove the mold from the affected community and could be exposed to other liabilities.

The presence of, or the failure to properly remedy, mold or other hazardous substances may adversely affect both occupancy at affected apartment communities and also our ability to sell or finance the affected properties. In addition to the costs associated with investigation and remediation, the presence of mold on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities.

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

Possible Tax Consequences for Members

Disclaimer

The tax issues associated with the ownership of Units and Preferred Units of JCM Partners are extremely complex and are unique to each member’s own individual tax situation. The following summary of the tax laws may not be applicable to all of our members. Our members should consult their tax advisors concerning their individual tax situations with respect to the federal, state, local and foreign tax consequences arising from their ownership of JCM Partners Units and Preferred Units. For the purposes of this “Possible Tax Consequences for Members” discussion, “Units” means both Units and Preferred Units, except where expressly set forth to the contrary.

Basic Concepts of Partnership Taxation

Definitions

Definitions for many of the terms used throughout this section can be found at the end of the section.

Member’s Income

JCM is treated as a partnership for tax purposes. Therefore, the Company is not subject to federal income tax. Instead, it files an annual information return with the Internal Revenue Service (“IRS”). Each member is required to report on the member’s personal tax return the member’s share of each item of Company income, gain, loss, deduction and credit, if any. Member’s taxable amounts may be different from the income, gain, loss, or deduction reported on the Company’s financial statements. During the first quarter of each year, the Company provides each member with a Form K-1 that reports that member’s pro rata share of the Company’s income, gains and/or losses for the previous calendar year. Each member is subject to tax on the member’s share of JCM income, even if no cash is distributed. Members who dispose of some or all of their Units during the year are allocated a pro rata portion of the income, gain, loss, deduction and credit that they would have otherwise received had they held such Units for the entire year. The proration is based on the portion of the Company’s taxable year that elapses prior to the disposition of the member’s Units.

The amount of any loss or deduction that a member may use in computing the member’s tax liability is limited to the member’s adjusted basis in the member’s Units. In other words, a deduction cannot be taken if it would cause the member’s adjusted basis to become negative. Additionally, losses are limited to the amount “at risk” and the amount of income and loss from other passive activities.

Passive Loss Rules

The tax law restricts the ability of many types of taxpayers (including individuals, most trusts, estates, personal service corporations and closely held corporations) to deduct losses derived from so-called “passive activities”. Passive activities generally include any activity involving a business in which the taxpayer does not actively participate, including membership in limited liability companies such as JCM. For almost all JCM members, their membership interest will be treated as a passive activity. Accordingly, JCM’s income and/or loss will likely constitute passive income and/or loss to its members.

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

Upon the sale or transfer of a taxpayer’s entire interest in a passive activity in a taxable transaction to an unrelated person, suspended losses with respect to that activity will be allowed as a deduction against:

(i)	First, any remaining income or gain from that activity, including gain recognized on such disposition, then

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

A member that puts (sells) units to the Company will have a decrease in his or her share of non-recourse debt, that reduction in debt will be treated as a reduction in the member’s tax basis and will, therefore, increase the gain (or reduce the loss) recognized by the member in the sale.

Sale or Disposition of JCM Property and Member’s Interest

Tax Treatment of Gains and Losses

The gain or loss on the sale of a member’s Units is the difference between the sale amount and the member’s adjusted basis. This basis includes a pro rata portion of the income, gain, loss, deduction and credit that the member would have otherwise received had it held the transferred Units for the entire year. The proration is based on the portion of the Company’s taxable year that elapses prior to the sale of the member’s Units. Generally, gain on the sale of Units that have been held for more than 12 months will be taxed as a long-term capital gain. For non-corporate taxpayers, long-term capital gains are taxed at special federal tax rates. For sales prior to May 6, 2003 and after December 31, 2008, long-term capital gains are subject to a maximum federal tax rate of 20% (10% to the extent the taxpayer’s taxable income is taxed at a rate below 25%). The 20% and 10% rates are reduced to 18% and 8%, respectively, if the Units sold were held for more than five years.

For sales after May 5, 2003 and before January 1, 2009, long-term capital gains are subject to a maximum federal tax rate of 15%, 5% to the extent the taxpayer’s taxable income is taxed at a rate below 25%. The 5% rate is to be replaced with a 0% rate for one tax year, 2008.

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

JCM has approximately $135,157,000 of aggregate unrecaptured section 1250 gain (the “Existing Unrecaptured Section 1250 Gain”). This amount reflects dollar-for-dollar reductions for the unrecaptured section 1250 gain that has been recognized by members in connection with sales of members’ Units to third parties (i.e. persons other than JCM or JCM’s wholly-owned subsidiary) and also reflects reductions related to transfers of interest upon a member’s death. Based on the current tax rules, the 25% tax rate on unrecaptured gain does not apply to the redemption of a member’s Units (i.e., the purchase of the Units by either JCM or JCM’s wholly-owned limited liability company subsidiary, whether resulting from the Class 1 Put right, the Repurchase Program or otherwise). Instead, upon the redemption of a member’s Units, the current federal long-term capital gain rate of 15% (5% for individuals in the 10% or 15% tax brackets) applies. JCM may be able to reduce the Existing Unrecaptured Section 1250 Gain to some extent due to the redemptions of members’ Units. However, the rules relating to such potential reduction are complex and the Company has not obtained a tax opinion regarding the amount of Existing Unrecaptured Section 1250 Gain that JCM may reduce as a result of the redemptions of members’ Units. Accordingly, there is no guarantee that the IRS will agree with our interpretation. Also, it is possible that members who do not sell their Units to JCM (or its wholly-owned subsidiary) in a put or repurchase transaction may bear the entire cost of the 25% federal tax rate applicable to the Existing Unrecaptured Section 1250 Gain.

Members are subject to paying this special 25% federal tax rate applied to “unrecaptured gain” upon (i) the sale or exchange of a member’s Units to a third party or (ii) JCM’s sale of properties with “unrecaptured gain”. Therefore, upon the sale of a property by JCM, a portion of each member’s allocable share of gain may be subject to the 25% federal tax rate even though members may not actually receive any distribution upon the sale of the property. As discussed above, members whose Units are redeemed, whether resulting from the Class 1 Put Right, the Repurchase Program or otherwise, are not subject to this 25% tax rate as a result of the redemption. However, because JCM prorates the income, gain, loss, deduction and credit that the member would have otherwise received had they remained a member for the entire year, a member is subject to a possible allocation of unrecaptured section 1250 gain for property sales that occur during a year (even after the redemption of the member’s Units). Depending on the member’s individual circumstances and the application of complex netting rules, a member may not be allowed to offset such allocation of unrecaptured Section 1250 gain against any potential capital loss associated with the redemption of the member’s Units.

Consequences of Exercise of the “Put” Options in 2005 and 2010 and Possible Liquidation in 2012

Our Certificate of Designations of Class 1 Units (“Class 1 COD”) gave our Class 1 Unit holders the right to require the Company to redeem some or all of their Class 1 Units by June 30, 2007. On September 28, 2005, the rights of the holders of Class 1 Units to exercise their Class 1 Put Rights expired. Our Class 1 COD required our Board of Managers to meet no later than June 30, 2006 to determine whether we should continue operations beyond June 30, 2007. On July 13, 2005, our Board of Managers determined that we should continue operations beyond June 30, 2007.

Our Certificate of Designations of Class 2 Units (“Class 2 COD”) gives our Class 2 Unit holders the right to require the Company to redeem some or all of their Class 2 Units by June 30, 2012. The exercise of this right by a sufficient number of Class 2 Unit holders may also result in the liquidation of the entire Company under the terms of our Class 2 COD. Our management believes it is unlikely that we would be required to liquidate the Company under the Class 2 COD. The redemption of Units or the liquidation of the Company will most likely result in gain to the members whose Units are redeemed or liquidated. This gain will be computed in a manner similar to that described above.

Pre-Contribution Gains

As a result of the IRM bankruptcy proceedings, on June 30, 2000, persons who were equity investors in IRM (“Equity Investors”) and persons who were debt investors in IRM (“Debt Investors”) both became equity owners of JCM. The fact that their JCM Units originated from different types of IRM investments (i.e. equity and/or debt) will affect the determination of their future tax consequences.

Capital gains and unrecaptured section 1250 gains associated with the sale of JCM properties will be allocated back to the former Equity Investors to the extent those gains or losses were unrealized at the time of JCM’s formation. These pre-contribution gains are substantial. Therefore, if JCM sold a large number of properties or liquidated entirely, there would be substantial gains allocated back to the original IRM Equity Investors. Any gains since JCM’s formation that are attributed to the appreciation of real property will be divided among all JCM members in accordance with their ownership interests. In connection with the exercise of the “puts” held by holders of Class 2 Units, JCM might be required to liquidate a large number of properties or to liquidate entirely. This action would cause the recognition of pre-contribution gains.

A large percentage of the Equity Investors who are Class 1 Unit holders have a capital balance that is negative or near negative. This means, by way of illustration, that if a Class 1 Unit holder had a capital account balance of a negative $1.00 per Class 1 Unit and sold those Class 1 Units for $2.78 each, that holder would be subject to taxes on $3.78 per Class 1 Unit.

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

Death of a Member

In general, the basis for inherited property is increased or decreased (“stepped up” or “stepped down”) from the decedent’s basis to the asset’s fair market value at the date of the decedent’s death. This adjustment to basis also applies to inherited JCM units. JCM has elected to reflect this adjustment in the tax basis of the property held by the Company. Any gain, loss or deduction associated with this step up or step down is specifically allocated to the member inheriting a deceased member’s JCM interest. To the extent the adjustment is allocated to depreciable property, the inheriting member is specifically allocated any related depreciation. Under current law, the unlimited “step up” in basis on death is scheduled to expire at the end of 2009 and to be replaced with a more limited “step up”, all in conjunction with the repeal of the federal estate tax effective in 2010. However, these rules are currently effective only for one year, in 2010, unless Congress passes additional legislation. Members are urged to discuss the income and estate tax rules with their own tax advisers in light of their varying situations.

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

JCM’s income tax returns may be examined by the IRS or the California Franchise Tax Board. Such examinations may result in the examination of the returns of its members. In an examination audit, various deductions claimed by members on their returns could be disallowed in whole or in part. Such an action would result in an increase in the taxable income or a decrease in the taxable loss of JCM, with no associated increase in distributions with which to pay any resulting increase in the members’ tax liabilities.

Examinations of the Company by the IRS or the California Franchise Tax Board would be conducted at the JCM level in a single proceeding, rather than in separate proceedings with each of JCM’s members. Administrative adjustments to items challenged in an examination can be initiated by JCM’s Tax Matters Partner or by a member. Suits challenging the Service’s determinations may be brought by the Tax Matters Partner or by JCM’s Board of Managers. Only one such action may be litigated. All JCM members generally will be bound by the outcome of final partnership adjustments made by the IRS, as well as the outcome of any judicial review of such adjustments.

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

Prior to 2005, JCM declared a voluntary distribution to non-resident members in an amount sufficient to pay this tax. JCM then paid this amount to the California Franchise Tax Board and sent JCM’s other members, a cash distribution in an equal and compensating amount per Unit. JCM did not make a similar voluntary distribution in 2005 and does not intend to declare these additional distributions in 2006, or in the future. However, our Board of Managers has the authority to resume these distributions in the future.

As it has in past years, JCM will pay the California Franchise Tax Board the required tax withholding amount on behalf of non-resident members. Beginning in 2005, JCM began recovering this tax from those members over the remainder of the year. So for affected non-resident members, JCM began withholding one-ninth of the total withholding amount paid on each members’ behalf, starting with their April monthly distribution, so that each member repaid the Company by the end of the year. If JCM repurchased or redeemed Units or Preferred Units from one of these members prior to the end of the year, the amount paid to that member was reduced by any remaining amount due to the Company. If such member sold, transferred or gifted Units or Preferred Units to another investor, JCM required payment of the remaining withholding amount due the Company as part of the transfer paperwork.

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

Subsidiary Limited Liability Companies

JCM Partners, LLC is the single member in approximately 55 separate entities organized as California limited liability companies (LLCs), of which 43 are providing rental revenues as of December 31, 2005. These LLCs were established at the inception of JCM or for the acquisition of a new property to hold title to the individual properties. The California Secretary of State accepted the applications for dissolution for six of these inactive LLC’s on December 29, 2005. For federal tax purposes, these LLCs are disregarded and treated as if they did not exist. In general, California also disregards these entities, but imposes a minimum tax of $800 and a fee on the gross income of a limited liability company. This fee is a function of the LLC’s gross income and currently ranges from $900 where gross income is at least $250,000 to $11,790 where gross income is $5,000,000 or more. For purposes of the California tax returns for years 2000, 2001 and 2002, JCM took the position that these LLCs were mere agents of JCM and, therefore, had no gross income. Based on this, these entities paid the minimum tax but did not pay the LLC fee. The California taxing authorities may not concur with this position. For 2004 and 2003, JCM paid $184,000 and $182,000, respectively, based on the gross income for JCM and all of the LLCs. For 2005, JCM is expecting to pay $197,000 based on gross income for JCM and all of the LLCs. JCM intends to pay the California taxing authorities based on gross income for JCM and the LLCs in future years. JCM may consider restructuring options regarding the LLCs in order to reduce the amount of these fees in the future, although the Company is not currently engaged in any restructuring planning.

Certain Considerations Regarding Taxation Disclosure

Rulings from the Internal Revenue Service

In August 2003, JCM received a private letter ruling from the IRS confirming that the conversion from Class 1 Units to Class 2 or Class 3 Units is a non-taxable event. As such, converting members do not recognize gain or loss on the conversion and JCM disregards the conversion for tax purposes. Other than as discussed above, JCM has not obtained any rulings from the IRS regarding the tax issues discussed above. On certain issues, the Company has consulted with its tax advisors. Their advice is based upon representations and assumptions and is conditioned upon the existence of specified facts. The advice is not binding on the IRS or the courts.

Publicly-Traded Partnership

If JCM becomes classified as a “publicly-traded partnership”, we would be taxed as a corporation and our net income could be treated as portfolio income rather than passive income. The application of “publicly-traded partnership” rules to us will be based upon future facts. The IRS may determine that we should be treated as a “publicly-traded partnership” if our Units are readily tradable on a secondary market.

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

Our issuance of the Series B Preferred Units increased our risk of the IRS determining that we should be treated as a “publicly-traded partnership”, since it removed a safe-harbor that we had previously relied upon. However, the application of publicly-traded partnership rules to JCM is based on an analysis of all surrounding facts and circumstances. Based on the advice of our tax advisors, we do not believe that we should be classified as a publicly-traded partnership. However, we have not obtained a legal opinion on this issue and there is no guarantee that the IRS will agree with us.

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

Depreciation

A deduction you are allowed for the wearing away over time of assets such as office equipment, vehicles, buildings and furniture. For assets that have an expected useful life of more than one year, the cost of the asset is spread over its estimated useful life rather than deducting the entire cost in the year the asset was placed in service. For tax purposes, tax law specifies the depreciation term for specific types of assets.

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

Publicly-Traded Partnership

A limited partnership or LLC (normally taxed as a partnership) that has limited partnership or membership interests traded in an organized securities market or a substantial equivalent. Publicly-traded partnerships are taxed as corporations, except under certain circumstances.

Section 1250

The section of the Internal Revenue Code that deals with depreciable real estate.

Tax Matters Partner

The partner responsible for representing the partnership in IRS audit proceedings.

The IRM Bankruptcy Proceedings

As discussed above under “Background,” JCM Partners is the reorganized entity which emerged from the IRM entities bankruptcy proceedings (Case Number 98-32231-A-11). Pursuant to the plan of reorganization confirmed on June 5, 2000, all of the assets of the IRM entities were vested in JCM Partners on June 30, 2000. We commenced operations on June 30, 2000 pursuant to the confirmation order and the plan. The creditors of the IRM entities were divided into classes, as set forth in the plan of reorganization, with Classes 21 through 25 (representing certain investors in the equity and loan partnerships) receiving preferred or common membership interests in JCM Partners in satisfaction of their claims against the IRM entities. Creditors in other classes were treated as specified in the plan of reorganization, with many receiving immediate or deferred cash payment of all or part of their claims.

We adopted “fresh start” accounting rules as of June 30, 2000 in accordance with AICPA Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code.” Accordingly, all of the assets and liabilities of JCM Partners were reflected at their reorganization value, which approximated fair value at the date of the reorganization, June 30, 2000.

Further information related to the terms of the IRM bankruptcy proceedings are set forth in our prior filings with the SEC.

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

In connection with the disposition of any of our properties, we must investigate environmental conditions and we may be required to take certain corrective action prior or pursuant to any such disposition.

Competition

The real estate industry in Northern California is generally fragmented and characterized by significant competition. Numerous developers, owners of apartment, industrial, office and retail properties and managers compete with us in seeking properties for acquisition, development or management and in attracting and retaining tenants. No one competitor owns a majority of the apartment units in any county in which our properties are located. Competition for tenants is principally on the basis of location, physical condition, amenities and rental rates. There are competitors in each area in which we operate that have greater capital resources than we do. In addition, we compete for residential tenants with the housing market. When home mortgage rates are low, as they have been recently, we lose some of our most qualified tenants to home ownership. There can be no assurance that the existence of such competition will not have a material adverse effect on our business operations and cash flow.

Employees

As of December 31, 2005, we had 191 employees. None of our employees are covered by collective bargaining agreements. We consider our relationships with our employees to be good.

Executive Officers of the Registrant

The executive officers of JCM Partners are set forth below:

Name	Age	Offices

Gayle M. Ing	56	Manager, Chief Executive Officer, President, Secretary and Tax Matters Partner
Michael W. Vanni	66	Manager and Chairman of the Board
Marvin J. Helder	56	Manager and Vice Chairman of the Board
Brian S. Rein	48	Chief Operating Officer
James E. Klescewski	50	Chief Financial Officer

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

Marvin J. Helder has been a manager of JCM Partners and Vice Chairman of our Board since June 2000. Mr. Helder has been the President of Helder Construction, a commercial and residential construction and property management company, for the past ten years.

Brian S. Rein has been our Chief Operating Officer since June 2000. Mr. Rein was the Chief Operating Officer of JCM Partners’ predecessor, IRM Corporation, from October 1998 through June 2000. For the ten years prior to his employment with IRM and JCM Partners, Mr. Rein has had similar operations and management responsibilities serving as Vice President of John Connolly IV & Company where he directed the management of multifamily and commercial properties for institutional clients.

James E. Klescewski has been our Chief Financial Officer since December 8, 2005. From August 1998 to November 2005, Mr. Klescewski was the Chief Financial Officer for three different investment advisory companies, Montgomery Asset Management, LLC, Fremont Investment Advisors, Inc. and Private Wealth Partners, LLC. Prior to that, Mr. Klescewski, a Certified Public Accountant, had six years of public accounting experience and fifteen years experience as a controller for various other financial services companies.

Mr. Vanni and Ms. Ing are husband and wife. There are no other family relationships among executive officers, or managers, or persons chosen by us to be nominated as a manager or appointed as an executive officer of JCM Partners or any of its subsidiaries.

Item 1A.  Risk Factors

We believe the risks and uncertainties described below are the most significant risks we face. If any of the following risks actually materialize, our business could be harmed. Additional risks and uncertainties not presently known to us, or that we currently consider immaterial, may also impair our operations or results. In any of those cases, the value of our Units and Preferred Units could decline, and a member may lose all or part of the member’s investment in JCM.

Risks Related to Our Business

In addition to general economic conditions, we are subject to a number of risks and uncertainties that are specific to us or the businesses we operate:

Our business is geographically concentrated, which makes us more susceptible to business interruption and financial loss due to natural disasters, inclement weather or other regional events outside of our control.

Presently, all of our real estate assets are located in Northern California. Our geographic concentration makes us vulnerable to the effects of regional disasters in California, such as earthquakes, floods, harsh weather, wildfires or other events outside of our control. These events could cause us to sustain a business interruption or other financial loss that would be greater than if our business were more geographically dispersed.

Unfavorable changes in the leasing market for apartment and commercial properties could adversely affect occupancy levels and rental rates, and our operating results.

Market and economic conditions in the communities in which we operate may significantly affect occupancy levels and rental rates and therefore our profitability. All of our properties are located in developed areas that include other apartment and commercial properties serving comparable tenant populations. An increase in the number of competitive apartment and/or commercial properties in a particular area could have a material adverse effect on rents and our ability to maintain occupancy levels. Construction of a significant number of new apartment properties during 2003 and 2004 in Sacramento and Solano Counties, combined with high unemployment and the general slowdown in the California economy, has had an adverse effect on occupancy levels of our properties located in those counties. In addition, we compete with providers of other forms of multifamily residential properties and single-family housing. Recent favorable mortgage rates that allow potential renters to instead purchase homes decreases the pool of quality tenants available. Buying or renting single-family housing was the reason given by 24% of residents who moved out of our apartment properties during 2005. Other factors that could negatively impact our operating results include the need for and costs of repairs and maintenance of our properties, government regulations and the cost of complying with them, property tax rates imposed by local taxing authorities, utility rates and property insurance rates. A worsening of any of these factors would negatively impact our business and results of operations.

We are subject to the risks normally associated with debt financing and may need to incur additional debt.

We finance our real estate investments with mortgage debt. In addition, the existing terms of certain of our mortgages payable require that only a small portion of the principal of the debt will be repaid prior to maturity. Therefore, we are likely to need to refinance at least a portion of our outstanding debt as it matures if we intend to continue owning the property. If needed to meet certain liquidity obligations, including repurchase of Units or capital improvements, we may increase our debt by, among other things, drawing on our line of credit, refinancing certain mortgage obligations or mortgage borrowing on our debt-free properties, and we may need to incur additional debt to help finance the redemption of the Class 1 and Class 2 Units that we are required to redeem by June 30, 2007 and June 30, 2012, respectively. Therefore, we face market risk exposure from changes in interest rates on our debt obligations. We are vulnerable to increases in the interest rates on our variable rate mortgage notes and line of credit. We are also vulnerable to significant increases in interest rates to the extent we refinance our fixed rate mortgage notes or incur additional debt in the future. In addition, there is a risk that refinancing will not be available to us when needed on favorable terms or at all. If we were unable to refinance our indebtedness on acceptable terms, or at all, we might be forced to dispose of one or more properties on disadvantageous terms, which might result in losses to us. Furthermore, if a property is mortgaged to secure payment of indebtedness and we are unable to meet mortgage payments, the mortgage holder could foreclose upon the property, appoint a receiver and receive an assignment of rents and leases or pursue other remedies, all with a consequent loss of our revenues and asset value. Foreclosures could also create taxable income to our members without accompanying cash proceeds. Our ability to incur additional debt is constrained, in part, due to our obligation to pay mandatory monthly distributions to our members.

Our multifamily apartment and commercial properties may be illiquid and their values may decrease; therefore, if we need to sell our properties to repurchase Units or otherwise meet our obligations for cash, we may not be able to sell our properties at prices or on other terms that are favorable to us.

We expect to meet most of our liquidity requirements through cash provided by operations and available cash. However, if required for certain liquidity needs, including the repurchase of Units, capital improvements or “bridge” funding needs for Section 1031 acquisitions, we may sell some of our properties. Our investments in multifamily apartment properties and commercial properties, however, are relatively illiquid. The ability to sell these assets and the price received upon sale are affected by a number of factors including general and local economic conditions, the condition of the properties, the demand for the properties and the number of competing properties on the market in the area, real property tax rates, and a number of other market conditions. As a result, we may not be able to sell our properties when desirable or at a level at or above the original purchase price or a price we otherwise deem acceptable.

We are subject to risks inherent in the ownership and leasing of real property.

We are subject to the risks inherent in the ownership and leasing of real property, such as fluctuating land values, interest rates, vacancy rates and rental values. Other factors that could negatively impact our operating results include the need for and costs of repairs and maintenance of our properties, government regulations and the cost of complying with them, property tax rates imposed by local taxing authorities, utility rates and property insurance rates. Further, there could be difficulties in selling our properties as discussed above. In addition, certain expenditures associated with real estate investments (principally, mortgage payments, real estate taxes, and maintenance costs) are not necessarily decreased by events adversely affecting our income from the properties. Thus, the cost of operating and holding the properties, or certain of them, may exceed the properties’ resale value and income producing ability, and we therefore may have to borrow funds in order to protect our investment or be required to dispose of the properties, or certain of them, at a loss. Our operating results and our ability to meet our debt and other obligations, and thereafter to make distributions to our members in accordance with our Operating Agreement and Certificates of Designations, will depend on these and other factors.

Compliance with the Americans with Disabilities Act could have a material adverse impact on our operating results.

Our commercial properties and the rental offices of our residential properties are required to comply with Title III of the Americans with Disabilities Act (“ADA”) to the extent that such properties are public accommodations as defined by the ADA. The ADA requires the removal of structural barriers to the extent that they are readily achievable in older buildings, and building upgrades to current construction standards whenever facilities are modified. The ADA does not, however, consider residential properties, such as our apartment properties, to be public accommodations. Residential common and living areas of apartment complexes are governed by the Fair Housing Act, which also requires certain accommodation for handicapped individuals. To comply with ADA, we have adopted an ADA Compliance Program, which included an evaluation of all properties and a multi-year plan to make readily achievable upgrades to accommodate the disabled. Failing to comply with the ADA could result in imposition of fines or an award of damages to private litigants. If we are required to make material changes to our properties to comply with the ADA our operating results could be materially adversely affected.

Risks Related to our Units and Preferred Units

There is no trading market for our Units and Preferred Units, and Members may be unable to sell their Units and Preferred Units.

There is no established trading market for our Units and Preferred Units and we do not expect one to develop. Currently, the opportunities for members to sell their Units and Preferred Units are limited to:

•	Sales under the terms of our repurchase program in effect;

•	Sales by members to other members or other persons in privately negotiated transactions;

•	Sales by members who exercised their Class 1 Put Rights;

•	Required redemptions under the terms of the Put Rights set forth in the Class 2 COD and the Series B COD; and

•	The terms of any extraordinary transaction approved by our Board of Managers and members, as applicable.

Therefore, members may be unable to sell their Units and Preferred Units when or at a price they desire or think is reasonable.

The value of our Units and Preferred Units may be uncertain.

Our properties were appraised in connection with the IRM bankruptcy proceeding in 2000 and in June 2005 in connection with the Class 1 Put Rights, as required by the Class 1 COD. Our assets are also required to be appraised in 2010 in connection with similar obligations that we have to the holders of the Class 2 Units under the Class 2 COD. Other than required by the Class 2 COD, we are not required to appraise our properties again, and may or may not do so in the future. Our Units and Preferred Units do not trade in any organized trading markets.

The appraisal values obtained in June 2005 in connection with the Class 1 Units Put Rights were reflective of the markets for each of our properties at that time and resulted in substantially higher values than previously used by us in determining the price we were willing to pay for Units under our repurchase program. Appraisal values are dependent on a variety of factors including, but not limited to, supply and demand for like properties, competition from other properties and other forms of housing, zoning and regulatory conditions, prevailing interest rates and net operating income of the property. Accordingly, we can give no assurance that the recent appraised values for our properties will be an accurate indicator of the future value of our properties.

Ownership of our Units and Preferred Units could result in adverse tax consequences.

JCM is treated as a partnership for tax purposes. Therefore, each member is required to report on the member’s personal tax return the member’s share of each item of JCM’s income, gain, loss, deduction and credit, if any. A member’s taxable amounts may be different from the income, gain, loss, or deduction reported on our financial statements. The tax issues associated with ownership of our Units and Preferred Units are extremely complex and unique to each of our member’s own individual tax situation. Our Members should read the discussion under “Possible Tax Consequences for Members” in Part I, Item 1 — Business above.

We could be classified as a publicly traded partnership, which could limit the amount of losses attributable to ownership of Units or Preferred Units that members could deduct.

Certain conditions, including our issuance of additional Units or Preferred Units, could result in our being classified as a publicly traded partnership. The Internal Revenue Code of 1986, as amended (the “Code”), imposes certain limitations on the current deductibility of losses attributable to investments in publicly traded partnerships and treats certain publicly traded partnerships as corporations for federal income tax purposes. If we are classified as a publicly traded partnership, but substantially all of our income is passive, we will avoid classification as a corporation. However, in this situation, members could only deduct JCM losses against JCM income and not the member’s other income. Any unused losses are suspended and carried forward until they are either used against future JCM income or the member disposes of their entire interest in JCM.

Potential adverse tax consequences may impact our future plans.

Many of our members are likely to have serious tax consequences upon a sale of our properties or a sale of their Units. We believe that our members will factor any potential individual adverse tax consequences into their decisions in any member vote for approval of a proposed transaction. Accordingly, our members may not approve a transaction that would result in adverse consequences even if such transaction is otherwise in the best interests of our members or our Company.

Risks Related to our Company

Certain provisions of our operating documents could have the effect of discouraging tender offers and takeover attempts.

As we have previously disclosed, certain provisions in our Operating Agreement, Bylaws and Transfer Application could have the effect of discouraging tender offers or takeover attempts. These provisions include the following:

•	Limitations on the amount of Units and Preferred Units that may be owned by any person or a group of persons;

•	Limitations on a member’s ability to transfer Units and Preferred Units;

•	Grouping our Elected Managers into three groups with three-year terms each;

•	Our requirements for cumulative voting for Elected Managers, if requested by a member;

•	Our requirements that Unit holders must comply with in order to nominate persons for our Board;

•	Requiring that proposals by Unit holders receive the vote of a majority of the outstanding Units and/or Preferred Units, as applicable, in order to be approved;

•	Requiring that proposals by Unit holders be voted on at a meeting of Unit holders, rather than approved by written consent;

•	Requiring proposals by Unit holders to conform to our notice procedures;

•	The ability of our Board of Managers to create classes of Units or series of Preferred Units without further member approval;

•	The requirement for our Board of Managers to first approve any merger or consolidation where we are not the surviving entity, before our members may vote on such transaction; and

•	The rights of classes of Units and/or series of Preferred Units to vote as a class on certain matters.

These provisions in our Operating Agreement, Bylaws and Transfer Application could reduce the price that investors might be willing to pay for our Units and Preferred Units and the price members could sell their Units and Preferred Units for being lower than they would be without these provisions, and could discourage or prevent a potential takeover attempt, even if favored by a majority of our members.

We will need substantial funds to redeem the Class 1 and Class 2 Units that are put to the Company; we may have to liquidate substantial assets to satisfy our repurchase obligations with respect to the Class 2 Units.

The holders of our Class 1 and Class 2 Units have rights that allow them to require us to repurchase their Units at certain times pursuant to the terms thereof. The rights of the holders of Class 1 Units to exercise their Put Rights expired on September 28, 2005. The holders of Class 2 Units will have the option to exercise their Class 2 Put Rights in 2010. Holders of 9,864,299 Class 1 Units exercised their Class 1 Put Rights at a price of $2.78 per Class 1 Unit, for an aggregate amount of $27,422,751, which will be reduced by an amount equal to all distributions paid (on a per Class 1 Unit basis) to the holders of Put Class 1 Units from July 1, 2005 through June 30, 2006. In December 2005, we redeemed 247,466 Put Class 1 Units for a net cash amount of $680,000, representing gross redemptions of $688,000 less $8,000 of distributions from July through November 2005. The Company is obligated to purchase all of the Put Class 1 Units by June 30, 2007, and to redeem all Put Class 2 Units by June 30, 2012. We currently have cash in excess of the amount required to purchase the remaining Put Class 1 Units.

We believe that it is too early for us to evaluate our liquidity requirements related to the Class 2 redemptions. However, to the extent additional funding is not available, we may be required to liquidate some of our assets in order to fund the Class 2 redemptions.

If we deregister our Class 1 Units under the Exchange Act, it could reduce the amount of information about us that is publicly available.

We may be eligible to terminate the registration of our Class 1 Units under the Exchange Act if we have fewer than 300 holders of record of our Class 1 Units as determined under the Exchange Act.

If we deregistered our Class 1 Units and were not required to register any of our other equity securities under the Exchange Act, we would no longer be required to file information with the SEC or provide certain information to our members under the Exchange Act, and many provisions of the Exchange Act would become inapplicable to us. Therefore, deregistration could substantially reduce the information we would be required to furnish to our members. However, under Section 17453 of the California Beverly-Killea Limited Liability Company Act, if California residents represent 25% or more of the voting interests of our members, those members will be entitled to the information and inspection rights in Section 17106 of such Act, which includes the right to receive an annual report containing a balance sheet and income statement and changes in financial position for the last fiscal year. In addition, our members have the information rights provided for in the Delaware Limited Liability Company Act (see, e.g., Section 18-305) and in the Company’s Bylaws (see, e.g., Section 3.13). If we deregister the Class 1 Units, we currently intend to provide all of our members with audited annual financial statements, along with other information we deem appropriate and consistent with applicable laws. This may be more or less information than is currently required.

We currently have no plans to terminate the registration of our Class 1 Units under the Exchange Act.

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 2.	Properties

Through our wholly-owned subsidiaries, we currently own 44 properties.

As of December 31, 2005, our real estate portfolio consisted of:

•	39 apartment complexes with an aggregate of 5,079 units;

•	one office/retail property with 33 tenants and approximately 120,000 square feet; and

•	four industrial properties with 19 tenants and approximately 103,000 square feet.

The ordinary course of our business operations includes ongoing renovation projects to our properties, including but not limited to exterior painting, roofing, siding, fencing, balcony and deck replacement, landscape upgrades, asphalt repairs and resurfacing, swimming pool resurfacing, new signage and interior unit remodeling. Costs are incorporated in operating budgets and covered by cash flow from operations or may be financed as required lender repairs during refinancing of certain properties. Amounts paid for investments in permanent improvements to our properties are typically financed and capitalized.

The table below sets forth general information relating to the properties owned by our subsidiaries at December 31, 2005. Net book value is the gross carrying value (reorganization value plus cost of land, buildings and improvements subsequent to reorganization) of real estate investments and real estate investments held for sale less accumulated depreciation. All of the properties are suitable for the purpose for which they are designed and are being used. No single property accounted for more than 10% of our gross revenues in any one of the three years ended December 31, 2003, 2004 or 2005. No single property accounted for 10% of more of our assets as of December 31, 2003 and 2004. As of December 31, 2005, our 272 unit apartment property in Sacramento, California represented 13.6% of our total assets.

Summary of Real Estate Holdings

							Average
							Monthly
							Rental Rates
							for the
		Number of	Percentage of	(In Thousands)			Year Ended	Average
	Number of	Apartment	Net Book	Net Book		Physical	December 31,	Unit Size
Properties	Properties	Units	Value	Value	Encumbrances	Occupancy(A)	2005(B)	(Square feet)

Residential Apartments by Geographic Markets
Sacramento, CA	19	2,747	52.8%	$127,354	$111,643	93.0%	$776	765
Stockton, CA	3	469	6.1%	14,699	15,007	92.3%	769	806
Modesto/Turlock, CA	5	651	9.1%	21,829	21,967	93.7%	721	777
Tracy/Manteca, CA	4	454	8.4%	20,396	17,874	96.7%	825	706
Fairfield/Vacaville, CA	5	634	12.9%	31,128	27,690	95.3%	924	746
Concord/Antioch, CA	3	124	3.3%	7,879	6,987	98.4%	924	651

Total Residential Apartments	39	5,079	92.6%	223,285	201,168	93.8%	804	753
Commercial Properties	5	N/A	7.4%	17,750	14,919	88.9%

Total All Properties	44	5,079	100.0%	$241,035	$216,087	93.1%

(A)	Physical occupancy as of the last Monday of the period.

(B)	Average monthly rent is calculated as the contract rent plus estimated market rent for vacant apartment homes, divided by the number of apartment homes.

None of our residential tenants occupy 10% or more of any individual property’s rentable square footage. Thirteen of our commercial tenants occupy 10% or more of an individual property’s rentable square footage. The principal nature of the businesses of our commercial tenants include construction, music, dry cleaning, insurance and various facets of the wine industry including wine production and cork and label suppliers. Additional principal businesses carried on at our five commercial properties include accounting, financial, food and retail service, home building, technology, property management services and engineering. For those tenants that occupy 10% or more of an individual property, such existing leases expire beginning March 31, 2006 and at varying times through February 2, 2012. Each lease provides for annual rental payments of between $10,100 and $389,000, with the average annual payment equaling $89,300. Seven of such leases contain no renewal options, three leases include a five-year renewal option and one lease includes two five-year renewal options at market rate.

The following table sets forth occupancy information for the last five years by sub-markets for the properties owned by our subsidiaries at December 31 of each year.

Historical Occupancy(A)

Properties	2005	2004	2003	2002	2001

Residential Apartments:
Sacramento	93.0%	94.8%	94.9%	95.9%	95.6%
Stockton	92.3%	95.3%	93.2%	95.4%	96.1%
Modesto/Turlock	93.7%	93.5%	94.3%	95.3%	94.9%
Tracy/Manteca	96.7%	95.8%	95.4%	93.2%	93.0%
Fairfield/Vacaville	95.3%	93.8%	96.1%	97.8%	92.0%
Concord/Antioch	98.4%	94.6%	94.0%	93.1%	88.8%
Total Residential Apartments	93.8%	94.6%	94.8%	95.7%	94.6%

Commercial Properties	88.9%	86.2%	75.4%	88.3%	82.0%

Total All Properties	93.1%	93.2%	91.1%	94.3%	92.2%

(A)	Physical occupancy as of the last Monday of the year for properties owned as of December 31 of each year. The apartment occupancy level at December 31, 2005 would have been 94.8% , excluding the 272 unit apartment property acquired in September 2005.

The following table sets forth the average rent per square foot by sub-market for the last five years for the properties owned by our subsidiaries at December 31 of each year.

Average Monthly Rent per Square Foot(A)

Properties	2005	2004	2003	2002	2001

Residential Apartments:
Sacramento	$1.02	$1.01	$1.01	$0.98	$0.94
Stockton	.96	.93	.91	.88	.84
Modesto/Turlock	.93	.93	.94	.93	.90
Tracy/Manteca	1.18	1.14	1.14	1.17	1.19
Fairfield/Vacaville	1.24	1.26	1.24	1.24	1.20
Concord/Antioch	1.42	1.42	1.36	1.40	1.47
Total Residential Apartments	1.08	1.04	1.04	1.03	.99

Commercial	1.38	1.28	1.26	1.27	1.21

Total All Properties	1.10	1.06	1.06	1.04	1.01

(A)	Average monthly rent per square foot is contract rent for occupied units plus estimated market rent for vacant units divided by total rentable square feet for properties owned as of December 31 of each year.

The following sets forth a summary of tax information for the properties owned by our subsidiaries at December 31, 2005:

Summary Tax Information for the Properties
(Dollar Amounts in Thousands)

					Average Life
	Number	Adjusted		Annual	Claimed with
Residential Apartments	of	Federal	Average Real	Realty	Respect to
by Geographic Markets	Properties	Tax Basis(A)	Estate Tax	Taxes	Depreciation

Sacramento, CA	19	$58,036	1.08	$1,853	28
Stockton, CA	3	10,355	1.06	274	23
Modesto/Turlock, CA	5	10,826	1.06	345	30
Tracy/Manteca, CA	4	9,011	1.03	284	28
Fairfield/Vacaville, CA	5	10,699	1.10	487	31
Concord/Antioch, CA	3	2,537	1.06	135	33
Commercial	5	16,985	1.08	229	35

Total	44	$118,449		$3,607

(A)	Reflects, among other factors, the carryover of basis on tax-deferred exchanges.

Item 3.	Legal Proceedings

We are subject in the normal course of business to various legal proceedings in which claims for monetary or other damages may be asserted against us. Management does not believe any such legal proceedings are material.

We have obtained a court judgment against a tenant who vacated one of our commercial properties prior to the scheduled lease termination date. The judgment was for unpaid rent and additional charges for a total of approximately $1,100,000 which is not included as accrued revenues in the Consolidated Statement of Operations. The tenant has posted a bond and filed an appeal. Oral arguments for the appeal were heard on March 14, 2006. The Company believes the tenant is solvent. The costs of the litigation, $195,000 in 2003, $219,000 in 2004 and $68,000 in 2005, are included in operating and maintenance expenses in the Consolidated Statements of Operations. If we are successful on appeal, we will include the amount of our judgment and our interest on the bond as rental revenue in the period in which we collect such amounts.

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

Holders

As of March 31, 2006, the approximate holders of record of our Units and Preferred Units were as follows:

Class 1	180
Class 2	210
Class 3	310
Series B Preferred	30

Since our Class 1 Units are registered under the Exchange Act, we are required to file annual, quarterly and other reports with the SEC. It is possible that certain of our other classes of Units may be treated under Section 12(g)(5) of the Exchange Act as the same class of Units as our Class 1 Units. If we have less than 300 holders of Class 1 Units (as determined under Section 12(g)(5) of the Exchange Act), we could become eligible to cease filing reports with the SEC upon the filing of a Form 15 with the SEC. Unless the SEC denies termination of our registration pursuant to procedures under Section 12(g)(4) of the Exchange Act, we would not be required to file with the SEC annual reports, quarterly reports and proxy statements as currently required by SEC rules if we file a Form 15. We could cease filing these SEC reports and members may receive more or less information about the Company and our financial condition, liquidity and results of operations. We currently provide our holders of Class 2 and 3 Units and Series Preferred B Units the same information we provide to our holders of Class 1 Units. Given the costs of being a public company, we may file a Form 15 with the SEC when it is deemed advisable by our Board of Managers.

Purchases of Equity Securities

The table below summarizes our repurchases of equity securities during the fourth quarter of 2005.

ISSUER PURCHASES OF EQUITY SECURITIES

				Approximate Dollar
			Total Number of Units	Value that May Yet
		Average	Purchased as Part of	Be Purchased Under
	Total Number of Units	Price Paid	Publicly Announced	the Plan or
Period	Purchased(1)	per Unit(2)	Plans or Programs(3)	Programs(4)

October 1-31, 2005	Class 1 — None	$—	—	$47,422,751
	Class 2 — None	$—	—
	Class 3 — 23,000	$1.74	23,000
November 1-30, 2005	Class 1 — None	$—	—	$47,422,751
	Class 2 — 15,398	$1.75	15,398
	Class 3 — 15,726	$1.75	15,726
December 1-31, 2005	Class 1 — 247,466	$2.75	247,466	$46,743,045
	Class 2 — None	$—	—
	Class 3 — None	$—	—
Total Fourth Quarter	Class 1 — 247,466	$2.75	247,466
	Class 2 — 15,398	$1.75	15,398
	Class 3 — 38,726	$1.75	38,726

(1)	Only our Class 1 Units are registered under the Exchange Act. Includes a total for this quarter of 247,466 Put Class 1 Units that were redeemed by the Company.

(2)	The average price paid during the quarter for repurchases of Class 1, 2 and 3 Units, excluding any redeemed Put Class 1 Units was $1.75 per Unit. The average price paid during the quarter for redeemed Put Units was $2.75, which gives effect to an offset for distributions paid from July 1, 2005 to the putting Class 1 Unit holder.

(3)	See footnote 1 above.

(4)	In addition to the Units that may be repurchased as described below, the Company is obligated to redeem Class 1 and Class 2 Units that are put to the Company in accordance with the put rights of the Class 1 and Class 2 Units, respectively. See the Company’s Revised Description of Securities, previously filed with the SEC. The Company is obligated to redeem the 9,864,299 Put Class 1 Units by June 30, 2007. See Note 9 of our Notes to Consolidated Financial Statements in Item 8 and Management’s Discussion and Analysis of Financial Condition and

Results of Operations — Liquidity and Capital Resources — Put Rights in Item 7. The full amount of the Company’s obligations for the 9,864,299 Put Class 1 Units was $27,422,751 (9,864,299 x $2.78 exercise price). The amount set forth in this column reflects the sum of (i) the $20,000,000 amount available for voluntary unit repurchases described below plus (ii) (a) the $27,422,751 amount required to redeem Put Class 1 Units minus (b) any Put Class 1 Units redeemed by the Company. In addition, upon a change of control of the Company, as defined in the Series B COD, the Company is obligated to repurchase the Series B Preferred Units. See the Company’s Revised Description of Securities.

In March 2004, the Board of Managers authorized the repurchase of up to $20,000,000 of Units in any given month, superseding the previous authorization set in December 2001. The authorization will remain in effect until modified or terminated by the Board of Managers. The Company, through its wholly-owned subsidiary, may repurchase its Units from Members, when opportunities exist to buy at prices which are consistent with the Company’s unit repurchase guidelines. See Part I — Item 1. Business — Voluntary Unit and Preferred Unit Repurchases for additional information.

Distributions

Distributions for the Past Two Years

Units

Pursuant to the terms of our Class 1 Units, we are required to pay a monthly mandatory distribution equal to 1/12 of $0.0775 ($0.006458) per Class 1 Unit. In December 2002 our Board of Managers declared a voluntary monthly distribution to be paid in addition to the mandatory monthly distribution on an ongoing basis of 1/12 of $0.0025 ($0.00021) per Class 1 Unit. Accordingly, in 2004 and 2005 we paid monthly distributions of $0.00667 per Class 1 Unit. We issued Class 2 and Class 3 Units beginning on January 1, 2004 in connection with conversions of Class 1 and Class 2 Units. Pursuant to the terms of our Class 2 Units, we are required to pay a monthly mandatory distribution equal to 1/12 of $0.08 ($0.006667) per Class 2 Unit. Pursuant to the terms of our Class 3 Units, we are required to pay a monthly mandatory distribution equal to 1/12 of $0.0825 ($0.006875) per Class 3 Unit. We are required to pay our Class 2 and 3 Units the same voluntary distribution that we pay to the Class 1 Units. Accordingly, in 2004 and 2005, we paid monthly distributions of $0.006875 and $0.007083 per Class 2 and Class 3 Unit, respectively.

In addition, in April 2004 we made a distribution, ratified in June 2004, of $0.00493 per Unit (except for Units held by our wholly-owned subsidiary), to offset state income tax liabilities incurred by our members in 2003 due to their ownership interests in JCM. These payments were made either to members directly or to the California Franchise Tax Board on their behalf. We did not make a similar distribution in 2005 and we do not currently intend to make such voluntary tax distributions in future years. See “Part I, Item 1. Business — Possible Tax Consequences for Members — State Tax Returns”.

Preferred Units

Pursuant to the terms of our Series B Preferred Units, we are required to pay a monthly mandatory distribution equal to 1/12 of $0.0825 ($0.006875) per Series B Preferred Unit. We are required to pay our Series B Preferred Units the same voluntary distribution that we pay to the Class 3 Units. We did not have any Series B Preferred Units outstanding in 2003 and 2004. In 2005, we paid monthly distributions of $0.0070833 per Series B Preferred Unit.

Additional Information Regarding our Units and Preferred Units

Additional information regarding the other rights of our Units and Preferred Units are set forth in our Revised Description of Securities and our updated Summary of Operating Agreement (as revised February 10, 2006), which we filed as exhibit 99.2 to our Form 8-K, dated February 10, 2006 (the “Revised Summary of Operating Agreement”).

Item 6.	Selected Financial Data

The following selected consolidated financial data set forth below has been derived from our audited consolidated financial statements. The data should be read in conjunction with the consolidated financial statements and related notes, Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 and other financial information included elsewhere in this Annual Report on Form 10-K.

(Dollar Amounts in Thousands,	Years Ended December 31,
Except Per Unit Amounts)	2005	2004	2003	2002	2001

Rental revenue from continuing operations	$46,686	$45,086	$44,912	$48,795	$46,469

Rental revenue from discontinued operations	$5,710	$7,427	$8,253	$4,260	$3,339

Net income (loss) before discontinued operations	$(881)	$97	$(423)	$(514)	$1,102
Income (loss) from discontinued operations	17,234	5,815	1,997	1,077	(34)

Total net income	$16,353	$5,912	$1,574	$563	$1,068

Net income per Unit and Preferred Unit	$.25	$.08	$.02	$.01	$.01

Net income (loss) per Unit from continuing operations	$(.02)	$—	$—	$(.01)	$.01

Net income (loss) per Unit from discontinued operations	$.27	$.08	$.02	$.02	—

Distributions to Unit and Preferred Unit Holders:(A)
Class 1	$1,194	$3,135	$7,168	$6,573	$2,585
Class 2	1,213	925	N/A	N/A	N/A
Class 3	2,699	2,447	N/A	N/A	N/A
Series B Preferred	495	N/A	N/A	N/A	N/A

Total Distributions to Unit and Preferred Unit Holders	$5,601	$6,507	$7,168	$6,573	$2,585

(A)	We did not have any Class 2 or Class 3 Units prior to January 1, 2004 and did not have any Series B Preferred Units prior to January 1, 2005.

	As of December 31,
(In Thousands)	2005		2004			2003			2002			2001

Total assets	$279,346			$243,551			$259,327			$269,443		$274,445
Total long-term debt	$216,087			$195,258			$185,461			$185,769		$179,702
Mandatorily redeemable liability	$23,621	(A)		$—			$—			$—		$—
Mandatory distributions payable to Convertible Class 1 Unit holders	$—	(B)	$	—(B	)	$	—(B	)	$	—(B	)	$17,450
Convertible Class 1 Units	4,043	(C)		17,026(C	)		79,804(C	)		83,519(C	)	90,152
Mandatory distributions payable to Redeemable Class 2 Unit holders	$—	(D)	$	—(D	)		N/A			N/A		N/A
Redeemable Class 2 Units	14,650	(C)		14,281(C	)		N/A			N/A		N/A
Mandatory distributions payable to Class 3 Unit holders	$—	(E)	$	—(E	)		N/A			N/A		N/A
Class 3 Units	32,451	(C)		31,034(C	)		N/A			N/A		N/A
Mandatory distributions payable to Series B Preferred Unit holders	$—	(F)		N/A			N/A			N/A		N/A
Series B Preferred Units	7,192			N/A			N/A			N/A		N/A

(A)	Our 9,864,299 Put Class 1 Units have been accounted for as a liability under SFAS No. 150. See Note 9 to our Notes to Consolidated Financial Statements.

(B)	Pursuant to an amendment to our Operating Agreement approved by our Members on May 22, 2002, we were required under the terms of our Operating Agreement to pay mandatory monthly distributions to our Class 1 Unit holders in an amount equal to 1/12 of $0.0775 per Class 1 Unit. This provision is now set forth in our Class 1 COD. However, since this distribution is not required to be paid upon our dissolution, change of control, merger or consolidation, it is not reflected as a liability in the above table for 2002 and the years thereafter .

(C)	Excludes Class 1, 2 and 3 Units owned by our wholly-owned subsidiary. In 2005, excludes the 9,864,299 Put Class 1 Units. See (A) above.

(D)	Our Class 2 COD requires us to pay mandatory monthly distributions to our Class 2 Unit holders in an amount equal to 1/12 of $0.08 per Class 2 Unit. However, since this distribution is not required to be paid upon our dissolution, change of control, merger or consolidation, it is not reflected as a liability in the above table.

(E)	Our Class 3 COD requires us to pay mandatory monthly distributions to our Class 3 Unit holders in an amount equal to 1/12 of $0.0825 per Class 3 Unit. However, since this distribution is not required to be paid upon our dissolution, change of control, merger or consolidation, it is not reflected as a liability in the above table.

(F)	Our Series B COD requires us to pay mandatory monthly distributions to our Series B Preferred Unit holders in an amount equal to 1/12 of $0.0825 per Series B Preferred Unit. However, since this distribution is not required to be paid upon our dissolution, change of control, merger or consolidation, it is not reflected as a liability in the above table.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Total rental revenues from our continuing operations in 2005 increased $955,000 over 2004, excluding residential revenues of $645,000 from the apartment property purchased in September 2005 consisting of 272 units located in Sacramento, California. Rental revenue increases were realized in both our continuing residential properties and continuing commercial properties. Approximately 93% of total rental revenues from continuing operations came from continuing residential properties and 7% from continuing commercial properties. We expect very little rental revenue growth from our continuing operations until at least the second quarter of 2006 as some of our residential markets have been experiencing increased supply from new construction and we continue to rely on rent concessions to lease apartments. Both our residential and commercial markets have been experiencing improving employment growth, slightly improving the demand for both rental housing and office space.

We realized net income of $16,353,000 for 2005, an increase of $10,441,000 over 2004. Gain on sales realized from properties sold in 2005 increased $12,424,000 over 2004, offset by a decrease in income from discontinued operations of $1,255,000. For accounting purposes, gain on sales is the sale price, minus the costs of the sale and minus net book value. Additionally, the 2005 net loss from continuing operations of $881,000 represented a decrease of $978,000 from 2004 as explained below.

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

We believe the following critical accounting policies, in addition to those described in Note 2 to our consolidated financial statements, affect our more significant judgments and estimates used in the preparation of such financial statements.

Depreciation of Properties

Our rental properties are carried at reorganization value as of June 30, 2000, or at cost for properties acquired after that date, plus improvements less accumulated depreciation. Depreciation is calculated using the straight-line method. The estimated useful lives for the properties range from 20 to 40 years for buildings and from 5 to 15 years for improvements, all of which are judgmental determinations made by management.

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

Asset Impairments

The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the expected undiscounted cash flows to be generated by those assets are less than the related carrying amounts. If a rental property is determined to be impaired, the impairment would be measured based upon the excess of the asset’s carrying value over the fair value. The Company reports assets to be disposed of at the lower of carrying amount or fair value less cost to sell.

During the fourth quarter ended December 31, 2003, we recorded a $1,250,000 charge for loss on impairment of assets related to undeveloped land located in Vallejo, California, so the carrying value reflected the appraised value obtained on the property. During the first quarter ended March 31, 2004, we recorded an additional $250,000 charge for loss of impairment of assets related to the same property so the carrying value reflected the sale price as negotiated in the Option Agreement.

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

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003 and, otherwise, is effective at the beginning of the first interim period beginning after June 15, 2003. Certain provisions have been deferred indefinitely by the FASB under FSP 150-3. The Company has adopted this standard in connection with the redemption provisions related to Class 1 and Class 2 units and the unit holders’ ability to put the units back to the Company. The redemption rights and provisions are more fully described in Note 9 to our Consolidated Financial Statements.

Results of Operations

Property Occupancy

The table below sets forth the overall weighted average occupancy levels for our properties by type of property owned at December 31 for the last three years. The weighted average occupancy is calculated by multiplying the occupancy of each property by its square footage and dividing by the total square footage in the portfolio.

	Occupancy at December 31,
Property Type	2005	2004	2003

Apartment Communities	93.8%	94.6%	94.8%
Commercial Properties	88.9%	86.2%	75.4%

The overall weighted average occupancy level for our entire property portfolio as of December 31, 2005 was 93.1% compared to 93.2% at December 31, 2004 and 91.1% at December 31, 2003.

The occupancy at our apartment communities at December 31, 2005 shows a slight decrease to 93.8% from 94.6% at December 31, 2004. The decrease was primarily due to the acquisition of the 272 unit apartment property in September 2005 which had an occupancy rate of 70.6% at the time of the acquisition due to the last rental units becoming rent-ready for lease up in the fourth quarter. We expect occupancy at this property to improve to 95% by mid-2006 from the 77% level at December 31, 2005. The apartment occupancy level at December 31, 2005 would have been 94.8% excluding the new acquisition property.

Contributing factors influencing our ability to improve or maintain occupancy include the slow down in the Northern California economy and continuing competition with providers of other forms of multifamily residential properties and single-family housing as well as a significant increase in the construction of new apartment properties where our properties are located. We believe occupancy will remain relatively stable at this level for 2006 due to a continuing management implemented cross-marketing program, resident referral program and our focus on resident retention.

Our future apartment occupancy rates will be subject to numerous factors, many of which are outside of our control.

We believe that 2006 will continue to be challenging on the leasing front. The overall slowdown of the California economy, the California deficit and other factors are impacting our sub-markets. Forecasts in trade journals and marketing reports for our submarkets indicate relatively flat rents and some decreasing occupancies with optimism for a pick up in late 2006 pegged to steady job growth and dwindling affordability and declining consumer confidence in the single-family housing market. However, the housing market could experience the negative impact of unsold condominiums entering the market as rentals. We believe that consumers continue to carefully consider how much they are willing to spend on housing, which is putting pressure on rents. In the recent past, historically low mortgage rates have enabled more renters to purchase homes. Buying or renting single-family housing was the reason given by many residents who moved out of our apartment properties during 2004 and 2005. If mortgage rates continue to increase or stay flat at first quarter 2006 levels, we anticipate over time slightly less pressure on rents and occupancies, as renters may be less able to purchase homes; however, we cannot predict when changes in mortgage rates will occur or how quickly such changes will impact our properties.

Qualified potential residents continue to be difficult to find. Our market surveys indicate that a number of competitors have decreased asking rents, as we have done at some selected properties in order to remain competitive. Many of our competitors give rent concessions. We give them as well at many properties, such as a discount off a first month’s rent. Accordingly, there can be no assurance that our future occupancy or rental rates will not be significantly less than our occupancy and rental rates at December 31, 2005.

The occupancy at our commercial properties increased to 88.9% in 2005 from 86.2% in 2004, primarily as a result of the increased occupancy at our Concord office building to 85.2% at December 31, 2005 from 69.6% at December 31, 2004, offset by 93.2% occupancy at our Napa properties at December 31, 2005 compared to 100% occupancy at December 31, 2004. Increased occupancy at our commercial properties between 2003 and 2004 was primarily due to the sale of the San Francisco office building which was 8% occupied at the time of sale in December 2004. The commercial property occupancy at December 31, 2003, excluding the San Francisco office building, would have been 84.5%. While affected by the soft market for large blocks of office space in the San Francisco Bay Area, our Concord office building rental rates are moderate and the building is located and designed to serve small local users and regional branch offices with a portion of the ground space designated for retail. Since we have the financial capacity to remodel or divide existing suites to suit market demand and can provide significant tenant improvements to attract new tenants, we expect the demand from such tenants to improve occupancy over the next few quarters. We are aggressively marketing the available space.

Market conditions for leased space in commercial buildings remain somewhat weakened in the San Francisco Bay Area. The general economic decline and job loss in the technology industry have significantly reduced demand for commercial buildings in most San Francisco Bay Area sub-markets. Vacancy rates have gone up and rents have come down considerably from the peaks reached in early 2000. The possibility of a worsening economic slowdown, a continuation of the California budget problem, the technology-based recession or continuation of current economic conditions may result in higher vacancy rates, lower prevailing rents, increased rent concessions and/or tenant defaults and bankruptcies.

Funds From Operations

We use a supplemental performance measure, Funds from Operations (“FFO”), along with net income, to report operating results. FFO is calculated by making various adjustments to net income. Depreciation, amortization, amortization of the discount on the mandatorily redeemable liability, impairment loss, and write off of deferred debt issuance costs are added back to net income, as they represent non-cash charges. In addition, gains on sale of real estate investments are excluded from the FFO calculation. FFO is not a measure of operating results or cash flows from operating activities as defined by accounting principles generally accepted in the United States. Further, FFO is not necessarily indicative of cash available to fund cash needs and should not be considered as an alternative to cash flows as a measure of liquidity. We believe, however, that FFO provides relevant information about operations and is useful, along with net income, for an understanding of our operating results.

Comparative Funds From Operations

(Dollars in Thousands,	Years ended December 31,
Except Per Share Amounts)	2005	2004	2003

Net income	$16,353	$5,912	$1,574
Adjustments:
Depreciation and amortization:
Real property	8,441	7,993	7,623
Capitalized leasing expenses	(16)	85	77
Write off of deferred debt issuance costs	53	3	74
Amortization of discount on mandatorily redeemable liability	695	—	—
Discontinued operations:
Depreciation, real property	720	1,217	1,375
Capitalized leasing expenses	63	(17)	21
Gain on sale of property	(17,830)	(5,406)	(2,735)
Loss on impairment of assets	—	250	1,250
Write off of deferred debt issuance costs	403	62	13

Funds from operations	$8,882	$10,099	$9,272

Funds from operations per outstanding Class 1, 2 and 3 Units:
Class 1	$.15	$.14	$.11

Class 2	$.13	$.13	$—

Class 3	$.14	$.13	$—

Income (loss) per outstanding Class 1, 2 and 3 Units (per Statements of Operations):
From continuing operations — Class 1	$—	$—	$—
From discontinued operations — Class 1.27		.08	.02

Basic and diluted — Class 1	$.27	$.08	$.02

From continuing operations — Class 2	$(.02)	$—	$—
From discontinued operations — Class 2.27		.07	—

Basic and diluted — Class 2	$.25	$.07	$—

From continuing operations — Class 3	$(.02)	$—	—
From discontinued operations — Class 3.27		.08	—

Basic and diluted — Class 3	$.25	$.08	$—

WEIGHTED AVERAGE CLASS 1, 2 AND 3 UNITS OUTSTANDING:
Basic and diluted — Class 1	12,050	34,359	82,164
Basic and diluted — Class 2	14,702	11,217	—
Basic and diluted — Class 3	31,755	28,792	—
Funds from operations per outstanding Preferred Units:	$.14	$—	$—

(Dollars in Thousands,	Years ended December 31,
Except Per Share Amounts)	2005	2004	2003

Income (loss) per Preferred Units (per Statements of Operations):
From continuing operations	$(.02)	$—	$—
From discontinued operations	.27	—	—

Basic and diluted	$.25	$—	$—

WEIGHTED AVERAGE PREFERRED UNITS OUTSTANDING:
Basic and diluted	5,837	—	—

For the year ended December 31, 2005, FFO was $8,882,000 compared to $10,099,000 for the year ended December 31, 2004, a decrease of $1,217,000. FFO increased $827,000 in 2004 compared to $9,272,000 for the year ended December 31, 2003. FFO, on a per Unit basis, remained relatively flat from 2004 to 2005 primarily due to the lower weighted average number of Units outstanding in 2005. The lower weighted average number of Units outstanding was primarily due to the accounting treatment for the 9,864,299 Put Class 1 Units as a liability and our voluntary repurchases of Units.

Comparisons of Years ended December 31, 2005, 2004 and 2003

REVENUE FROM CONTINUING OPERATIONS

Total rental revenues were $46,686,000 in 2005, $45,086,000 in 2004 and $44,912,000 in 2003, excluding revenues from discontinued operations.

Total rental revenues from our apartment communities were $43,217,000 in 2005, $42,104,000 in 2004 and $41,909,000 in 2003, excluding revenues from discontinued operations. The $1,113,000 increase in 2005 was primarily related to $645,000 of rental revenue from the apartment property purchased in September 2005 consisting of 272 units located in Sacramento, California, year over year increases in rents for 75% of the remaining properties, higher occupancies and higher other rental revenue such as from laundry leases, telecom revenue sharing and damage/cleaning charges to vacated and/or current residences, partially offset by higher rent concessions. The $195,000 increase in 2004 over 2003 was primarily attributable to rental revenue of $379,000 in 2004 from a property acquired in May 2003, offset by year over year rent decreases for 58% of the remaining properties driven by higher rent concessions in 2004 on apartment unit turnover.

Total rental revenues from our commercial properties were $3,469,000 in 2005, $2,982,000 in 2004 and $3,003,000 in 2003, excluding revenues from discontinued operations. The $487,000 increase in 2005 was primarily related to higher rental rates and higher occupancies with $397,000 of the increase coming from our Concord office building which increased occupancy to 85.2% at December 31, 2005 from 69.6% at December 31, 2004. Commercial rental revenues were flat in 2004 as compared to 2003.

During the year ended December 31, 2005, the average monthly rental rate per square foot for same-store apartment communities and commercial properties on a combined basis increased by approximately 1.1%. During the year ended December 31, 2004, the average monthly rental rate per square foot for same-store apartment communities and commercial properties on a combined basis increased by approximately 0.2%. Same-store properties are defined as those properties owned by us during all months of the reporting periods and additionally any new properties acquired in the current year. Average monthly rental rates are defined as contract rents for occupied units plus estimated market rents for vacant units divided by the total square footage in the portfolio at the end of the reporting periods.

In 2005, the average monthly rental rate per square foot for same-store apartment communities increased 0.6% while rental rates in 2004 were essentially flat as compared to 2003. The increase in 2005 was attributable to increased rents to both existing tenants upon lease expiration and new tenants upon move in. The average monthly rental rate per square foot for same-store apartment communities was $1.09, $1.08 and $1.08 as of December 31, 2005, 2004 and 2003, respectively.

The average monthly rental rate per square foot for same-store commercial properties increased 7.5% in 2005 and 3.4% in 2004 over the previous years. These increases were attributable to increased rents to existing tenants upon lease expiration, rent adjustments as allowed in existing leases, and increased rents paid by new tenants.

Average monthly rental rate per square foot for same-store properties at December 31 were as follows:

	2005	2004	2003

Same-store apartment communities	$1.09	$1.08	$1.08
Same-store commercial properties	$1.45	$1.35	$1.30
Same-store apartment and commercial	$1.11	$1.09	$1.09

Our ability to continue to increase rental rates will materially depend on changes in the real estate market and on general economic conditions in the areas in which we own properties. We expect very little rental rate increases at any of our properties in 2006 based on current sub-market conditions.

Interest revenue was $550,000 in 2005, $86,000 in 2004 and $195,000 in 2003. The $464,000 increase in interest income in 2005 over 2004 was in part due to $279,000 in interest from the $1,300,000 note receivable received in the August 2004 sale of a 48 unit condominium property in Modesto, California and the $3,000,000 note receivable received in the December 2004 sale of an office building in San Francisco, California. Additionally, interest income in 2005 was higher due to higher cash balances as a result of property sales and rising interest rates. The decrease of $109,000 in interest income in 2004 was primarily due to lower average cash balances and lower interest rates, partially offset by a partial year’s interest on the $1,300,000 note receivable.

EXPENSES FROM CONTINUING OPERATIONS

Total expenses.  Total expenses (which includes interest expense, operating and maintenance, depreciation and amortization, general and administrative, real estate taxes and insurance, utilities, prepayment penalties and write off of deferred debt issuance costs) were $48,117,000 in 2005, $45,075,000 in 2004 and $45,530,000 in 2003, excluding expenses from discontinued operations. The various components of our total expenses are discussed in more detail as follows.

Interest expense.  Interest expense was $11,706,000 in 2005, $9,996,000 in 2004 and $10,292,000 in 2003, excluding interest expense from discontinued operations. The 17% increase in 2005 was primarily due to $695,000 of amortized interest on the mandatorily redeemable liability related to the Put Class 1 Units (see Note 9 of the Notes to Consolidated Financial Statements), $445,000 of interest expense on the bridge loan used for the September 2005 acquisition of a 272 unit apartment property located in Sacramento, California and higher outstanding loan balances than in 2004. The 3% decrease in 2004 was primarily due to continued successful mortgage refinancing activity, which resulted in lower interest rates, partially offset by higher mortgage debt. The weighted average interest rate for our mortgage debt was 6.06%, 5.87% and 6.13% at the end of 2005, 2004 and 2003, respectively.

Operating and maintenance expenses.  Operating and maintenance expenses (which includes repair and maintenance, certain improvements, on-site staff payroll, advertising and other direct operational expenses) were $14,055,000 in 2005, $14,333,000 in 2004 and $14,906,000 in 2003, excluding operating and maintenance expenses from discontinued operations. The 2% decrease of $278,000 in 2005 from 2004 was primarily due to a $740,000 decrease in apartment rehabilitation program expenditures, partially offset by increases in bad debt of $267,000, management and leasing costs of $124,000 and increases in other operating and maintenance related expenses. The 4% decrease of $573,000 in 2004 from 2003 was primarily attributable to a $1,293,000 decrease in apartment and commercial rehabilitation program expenditures, partially offset by increases in bad debt of $172,000, advertising of $218,000, management and leasing costs of $129,000 and increases in other operating and maintenance expenses.

We expense certain improvements (rehabilitation program expenditures) related to the operation of our properties, including appliance and fixture replacements, window coverings, exterior painting, asphalt repairs and seal coating, major roof repairs and coatings, major carpentry repairs to balconies, siding and fencing, major landscaping projects and swimming pool resurfacing. These improvements were $2,403,000 in 2005, $3,143,000 in 2004 and

$4,436,000 in 2003, excluding discontinued operations. We expect to spend approximately $2,804,000 in 2006 for these items.

Depreciation and amortization expenses.  Depreciation and amortization expenses were $8,905,000 in 2005, $8,388,000 in 2004 and $7,970,000 in 2003, excluding depreciation and amortization expenses from discontinued operations. The increase of $517,000, or 6% in 2005 over 2004 was primarily attributable to a $205,000 depreciation expense related to the September 2005 acquisition of a 272 unit apartment property located in Sacramento, California and the capitalization of additional property improvements to existing properties in 2005. The approximate increase of $418,000, or 5% in 2004 over 2003 was primarily attributable to a full year of expenses in 2004 for a property acquired in May 2003 and the capitalization of additional property improvements to existing properties in 2004.

General and administrative expenses.  General and administrative expenses were $4,442,000 in 2005, $3,657,000 in 2004 and $3,691,000 in 2003. The increase of $785,000, or 21%, in 2005 over 2004 was primarily attributable to $231,000 incurred in 2005 for property appraisals in connection with the valuation required for the Class 1 Units Put Rights, an increase of $182,000 in personnel and related costs due to higher turnover and recruiting costs, $158,000 higher legal and accounting fees related to the Class 1 Units Put Rights and other financial statement reporting and $93,000 for the compensation of members of the Board of Managers pursuant to the program implemented mid-2005. General and administrative expenses were essentially flat between 2004 and 2003.

Real estate taxes and insurance expenses.  Real estate taxes and insurance expenses were $4,829,000 in 2005, $5,023,000 in 2004 and $4,746,000 in 2003, excluding real estate taxes and insurance expenses from discontinued operations. The $194,000 decrease in 2005 related primarily to a $264,000 decrease in liability, flood and workers’ compensation insurance costs due to improving insurance markets and the implementation of a diligent accident prevention program and, a decrease of $97,000 for settlement claims, partially offset by a $171,000 increase in real estate taxes from the normal annual increases in assessed values. The $277,000 increase in 2004 over 2003 primarily related to an $81,000 increase in the insurance coverages discussed above and, a $138,000 increase in real estate taxes from higher assessed values, partially offset by a $66,000 decrease in settlement claims.

Utility expenses.  Utility expenses were $4,045,000 in 2005, $3,675,000 in 2004 and $3,495,000 in 2003, excluding utility expenses from discontinued operations. The $370,000, or 10% increase in 2005 over 2004 was due to across the board rate increases ranging from 7% to 13% for sewer, trash removal, water, gas and electric. The 5% increase in 2004 was due primarily to rate increases for sewer, trash removal and water.

Prepayment penalty.  In 2005, we recorded an $82,000 prepayment penalty related to the refinancing of one mortgage. There were no prepayment penalties incurred during 2004. In 2003, we recorded $356,000 of prepayment penalties related to debt which was retired in connection with the refinancing of two mortgages and the payoff of three mortgages. These amounts are exclusive of prepayment penalties from discontinued operations.

Write off of deferred debt issuance costs.  In 2005 and 2004 we recorded losses of $53,000 and $3,000, respectively, to reflect the write-off of deferred debt issuance costs related to debt which was retired in connection with the refinancing of one mortgage loan in each year. In 2003, we wrote off $74,000 related to debt which was retired in connection with the refinancing of two mortgages and the payoff of three mortgages.

INCOME (LOSS) BEFORE DISCONTINUED OPERATIONS

Income (loss) before discontinued operations.  For 2005, the loss before discontinued operations was $881,000 compared to income of $97,000 in 2004 and a loss of $423,000 in 2003. The 2005 decrease was due primarily to expense increases totaling $3,042,000 primarily related to increases (as described above) in interest expense, depreciation and amortization, general and administrative expenses, utilities and real estate taxes and insurance partially offset by increased revenues of $2,064,000. The increase in 2004 over 2003 was due primarily to decreases in interest expense and operating and maintenance expense, offset by increases in depreciation and amortization, real estate taxes and insurance and utility expenses as described above.

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

During the twelve months ended December 31, 2005, income from discontinued operations was $17,234,000 compared to $5,815,000 for the same period last year. The increase was primarily due to a $12,424,000 increase from the gain on sale of properties partially offset by a decrease of $1,255,000 in operating income. The operating income decrease was driven by the timing of the sales of properties in 2005 when comparing full year operating results from 2004. In 2004, income from discontinued operations was $5,815,000 compared to $1,997,000 in 2003. The 2004 increase was primarily due to a $2,671,000 increase from the gain on sale of properties and a $1,000,000 decrease in charges for loss on impairment of assets. In 2004, the $250,000 loss on impairment of assets related to a parcel of land located in Vallejo, California so the carrying value of the property reflected the sale price as negotiated in an Option Agreement to sell the land. In 2003, a $1,250,000 loss on impairment of assets related to the same property was recorded so that the carrying value reflected the appraised value.

NET INCOME

Net income.  During the year ended December 31, 2005, net income was $16,353,000 compared to $5,912,000 for the prior year, an increase of $10,441,000. This increase was due to a $12,424,000 increase in the gain on the sale of properties offset by decreases of $978,000 and $1,005,000 in income from continuing and discontinued operations (including the loss on impairment of assets), respectively. During the year ended December 31, 2004, net income was $5,912,000 compared to $1,574,000 for the prior year, an increase of approximately $4,338,000. This increase was due to a $2,671,000 increase from the gain on the sale of properties and increases of $520,000 and $1,147,000 in income from continuing and discontinued operations (including the loss on impairment of assets), respectively.

Effects of Inflation on Operations

We believe that the direct effects of inflation on our operations have been inconsequential.

Liquidity and Capital Resources

Short-Term Liquidity

As of December 31, 2005, our short-term liquidity needs included normal operating requirements, ongoing capital improvements, monthly principal amortization of our debt, “bridge” funding needs for acquisitions in connection with Section 1031 exchanges (“Section 1031 Acquisitions”), voluntary repurchases of Units and certain mandatory distributions required to be made to our Class 1, 2 and 3 Unit holders and Series B Preferred Unit holders. We expect to meet these requirements through net cash provided by operations and available cash. However, if needed for Unit repurchases, capital improvements, or “bridge” funding needs for Section 1031 Acquisitions, we may increase our debt by drawing on our line of credit, refinancing certain mortgage obligations or through mortgage borrowing on our debt-free properties. Under the terms of our Class 1 COD, we have the option, but not the obligation, to pay for Put Class 1 Units prior to June 30, 2007. Accordingly, our short-term liquidity needs could include purchases of Put Class 1 Units. See “Put Rights” below. We do not expect that rent increases upon tenant turnover and lease expirations, subject to market and general economic conditions, will have a significant impact on our short-term liquidity.

Long-Term Liquidity

Our long-term liquidity requirements include scheduled debt maturities, significant capital improvements, certain mandatory distributions required to be made to our Class 1, 2 and 3 Unit holders and Series B Preferred Unit holders and voluntary repurchases of Units and Preferred Units. Our long-term liquidity requirements also include our redemption obligations to holders of Class 1 and 2 Units. See “Put Rights” below. Cash flows from operations, including the effects of any rent increases, will not be sufficient to meet some of these long-term requirements, such as remaining balances due at loan maturities and our obligations to redeem Class 1 and 2 Units. Accordingly, it will be necessary for us to refinance the mortgages on certain of our properties or sell some properties. There can be no assurance that we will be able to refinance on terms advantageous to us, however, especially if interest rates rise in the future. See also “Plan to Fund Redemptions” below.

Put Rights

Class 1 Put Rights

On September 28, 2005, the rights of the holders of Class 1 Units to exercise their Class 1 Put Rights expired. We are obligated under the terms of the Class 1 Put Rights to purchase the 9,864,299 Put Class 1 Units at a price of $2.78 per Class 1 Unit for an aggregate amount of $27,422,751 (the “Aggregate Exercise Price”). The Aggregate Exercise Price will be reduced by an amount equal to all Class 1 distributions paid (on a per Class 1 Unit basis) to the holders of Put Class 1 Units from July 1, 2005 through June 30, 2006. We are required to purchase all of the Put Class 1 Units by June 30, 2007. However, we may purchase Put Class 1 Units any time prior thereto at our sole discretion. In December 2005, we redeemed 247,466 Put Class 1 Units for a net cash amount of $680,000, representing gross redemptions of $688,000 less $8,000 of distributions from July through November 2005. We are not required to make purchases on a pro-rata basis or pursuant to any other procedure. However, we will not purchase any Class 1 Units unless we determine that we have the funds available and it is in our best interest to do so. There are no conditions to our obligation to pay for the Put Class 1 Units.

The Put Class 1 Units will remain outstanding and will continue to vote and receive distributions until redeemed. Under our Operating Agreement, holders of the Put Class 1 Units will not acquire the status of creditors. Redeemed Class 1 Units will be cancelled and returned to the status of authorized but unissued Units.

Our pending payment for the Put Class 1 Units has been reflected in the balance sheet through an increase in Liabilities (Mandatorily redeemable liability) and an associated reduction of Redeemable Class 1 Units (based on “par” value of Redeemable Class 1 Units) and Retained Earnings. This amount is equal to the total payment to be made for the Put Class 1 Units, adjusted for our anticipated timing of payments per FASB Standard of Financial Accounting Standard No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. As we pay for the Put Class 1 Units, the associated liability will be removed and cash will be decreased.

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

Relationship between Distributions to Unit and Preferred Unit Holders and Funds from Operations and Available Cash

Since inception, we have been able to fund distributions to members from Funds from Operations. When taking into account the principal payments we are required to make on our mortgage loans, in one year we had insufficient funds from operations to pay for both member distributions and our required principal payments. In 2003 we had a deficit of $315,000, for which we used available cash. Available cash was obtained from mortgage refinancing.

Funds from Operations in 2003 was negatively impacted by a tenant who vacated one of our commercial properties prior to the scheduled termination date in the lease as more fully described in Part I, Item 3 — Legal Proceedings. The impact to 2003 was a loss of eleven months of rent totaling $475,000 and $195,000 of litigation costs.

The chart set forth below shows the relationship between funds from operations, member distributions and principal payments for the three years ended December 31, 2005, 2004 and 2003 (in thousands):

	2005	2004	2003

Funds from Operations	$8,882	$10,099	$9,272
Member distributions	(5,601)	(6,507)	(7,168)

Subtotal	3,281	3,592	2,104
Principal payments	(2,928)	(2,633)	(2,419)

Total	$353	$959	$(315)

In addition to the amounts set forth above, we also used refinancing proceeds to pay for investments in permanent improvements to our properties. We have capitalized those amounts as discussed in Note 2 to the Notes to Consolidated Financial Statements. We capitalized amounts of $2,593,000, $2,332,000 and $2,485,000 in 2005, 2004 and 2003, respectively.

Plan to Fund Redemptions

We currently have sufficient cash to redeem the remaining 9,616,833 Put Class 1 Units. In addition, we have $11,000,000 available under our Line of Credit for additional borrowing. Our cash was obtained primarily from the sales of properties in 2004 and 2005 and the proceeds of our Series B Preferred Unit offering. We believe it is too early to establish a redemption plan for Class 2 Units which may be put to us in 2010 for redemption by June 30, 2012. However, we currently have 18,455,807 Units that are either Class 2 Units or convertible into Class 2 Units.

Other

Unrestricted Cash

At December 31, 2005, we had unrestricted cash totaling $28,426,000, compared to $6,569,000 at December 31, 2004 and $6,972,000 at December 31, 2003. The increase in 2005 is attributable to cash provided by operations of $8,989,000 and cash provided by financing activities of $17,624,000, offset by cash used in investing activities of $4,756,000. We have accumulated this cash position to fund our Class 1 Put Right obligations.

Restricted Cash

The terms of certain of our mortgages require impound accounts for the payment of insurance, property taxes, replacement reserves and lender holdbacks on proceeds from new mortgages for immediate repair improvements, in addition to the scheduled principal and interest payments on the debt. We classify these impound accounts as restricted cash on our balance sheet. At December 31, 2005, our restricted cash totaled $1,478,000 compared to $1,234,000 at December 31, 2004, with the increase primarily due to the increase of replacement reserve impound accounts.

Net Cash from Operations

Net cash provided by operations for the year ended December 31, 2005 was $8,989,000, which reflects net income of $16,353,000, the addition of non-cash depreciation and amortization charges of $9,665,000 and write off of deferred debt issuance costs of $455,000 minus the gain on sale of property of $17,733,000. This amount decreased $3,126,000 from 2004 due to a $1,417,000 decrease from the effect of changes in operating assets and liabilities, offset by an increase of $10,441,000 in net income and a $12,327,000 increase in gain on sale of property.

Net Cash provided by (used in) Investing Activities

Net cash used in investing activities was $4,756,000 in 2005. This consisted of $39,198,000 cash used to acquire the 272 unit apartment property in Sacramento, California (including subsequent capital improvements) and $387,000 for other capital improvements (which includes such items as new carpet and vinyl flooring, new fencing, new roofs, new monument signs, new HVAC units and commercial tenant improvements) to existing properties, offset by proceeds from the sale of eight properties of $34,472,000 and $357,000 of principal payments received on the notes receivable from the sale of the San Francisco, California office building and the 48 unit condominium property in Modesto, California. Net cash provided by investing activities was $9,185,000 for 2004. This consisted of proceeds of $12,804,000 from the sale of four properties offset by $3,619,000 in capital improvements we made. In 2003, net cash used in investing activities was $4,951,000. We acquired a new property in May 2003 for $7,900,000 and used $2,121,000 for capital improvements to existing properties. These uses were partially offset by proceeds of $5,070,000 from the sale of a property in July 2003.

Net Cash provided by (used in) Financing Activities

Net cash provided by financing activities was $17,624,000 in 2005 consisting of proceeds received from our refinancing of mortgage loans of $21,822,000, one new mortgage of $26,500,000 and Series B Preferred Unit subscription proceeds of $5,277,000. The uses of cash were as follows: distributions of $5,601,000 to Class 1, 2 and 3 and Series B Preferred Unit holders, payoff of ten mortgage notes totaling $24,565,000, principal payments on mortgage notes of $2,928,000, repurchases of Class 1, 2 and 3 Units in the amount of $2,088,000 and $793,000 of net deferred financing costs.

Long-Term Debt

Our long-term debt consists of 41 real estate mortgages totaling $216,087,000 as of December 31, 2005. One mortgage is secured by 3 properties and 40 mortgages are individually secured by one of 39 properties with one property having a second mortgage. This debt generally requires monthly payments of principal and interest. As of December 31, 2005, the weighted average interest rate on our real estate mortgages was 6.06% compared to 5.87% at the same time last year. At December 31, 2004, our long-term debt consisted of 47 real estate mortgages totaling $195,258,000.

Line of Credit

We maintain a line of credit in the amount of $11,000,000. The interest rate on borrowings on such credit line is the higher of 5% or the “Prime Rate”, and the line of credit matures on November 1, 2007. We used $4,300,000 of the line of credit during December 2004 to repurchase Class 1 Units and then paid off the balance in the same month from property sale proceeds. We did not use the line of credit during 2005, except in connection with the bridge loan where the availability was reduced to accommodate a $2,750,000 letter of credit provided by us as additional collateral for the bridge loan lender. See Notes 7 and 8 to the Consolidated Financial Statements for additional information.

Contractual Obligations as of December 31, 2005

	Payments due by period
	(Amounts in thousands)
Contractual Obligations	Total	<1 yr	1-3 yrs	3-5 yrs	>5 yrs

Capital Leases	$—	$—	$—	$—	$—
Operating Leases	—	—	—	—	—
Purchase Agreements	—	—	—	—	—
Long-term debt	216,087	30,158	8,166	47,684	130,079

Mandatorily redeemable liability(1)	23,621	385	23,236	—	—

Total	$239,708	$30,543	$31,402	$47,684	$130,079

(1)	These amounts are required to be paid to the holders of Put Class 1 Units, including mandatory monthly distributions. See Note 9 to the Notes to Consolidated Financial Statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure results from changes in interest rates on our debt obligations. We are vulnerable to increases in the interest rates on our variable rate mortgage notes and line-of-credit. We are also vulnerable to significant increases in interest rates to the extent we refinance our mortgage notes or incur additional debt in the future. We may need to incur additional debt to help finance the redemption of the Class 2 Units that we are required to redeem by June 30, 2012. On an ongoing basis, we actively monitor and manage interest costs on our variable rate debt through refinancing of certain of our mortgage loans with variable interest rates and converting them to favorable fixed interest rates or more favorable variable interest rates.

The following table presents information about our debt obligations at December 31, 2005. The table presents scheduled principal payments and related weighted average interest rates by expected maturity dates. The weighted average interest rates shown for 2005 are calculated as of December 31, 2005. The weighted average interest rates shown for subsequent years are as of the beginning of the respective year.

(Dollar Amounts in Thousands)	2006	2007	2008	2009	2010	Thereafter

Mortgage loans with fixed rates maturing through October 2014(1)	$1,822	$1,939	$2,063	$24,354	$18,791	$69,693
Weighted Average interest rate	6.30%	(1)	(1)	(1)	(1)	(1)
Mortgage loans with fixed rates that become variable between August, 2007 and January 2010, maturing through 2033(2)	$727	$765	$806	$868	$868	$35,834
Weighted Average interest rate	5.24%	(2)	(2)	(2)	(2)	(2)
Mortgage loans with variable rates maturing through 2033(3)	$27,609	$1,263	$1,330	$1,401	$1,402	$24,552
Weighted Average interest rate	6.06%	(3)	(3)	(3)	(3)	(3)

(1)	Twenty-six loans with rates ranging from 5.21% to 7.13% with the earliest loan maturing February 2009.

(2)	Ten loans with rates ranging from 4.60% to 5.63% as of December 31, 2005.

(3)	Five loans with rates from 5.02% to 6.59% as of December 31, 2005.

Item 8.	Financial Statements and Supplementary Data

JCM PARTNERS, LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Managers of JCM Partners, LLC:

We have audited the accompanying consolidated balance sheet of JCM Partners, LLC and its subsidiaries (the “Company”), as of December 31, 2005 and 2004 and the related consolidated statements of operations, members’ units and retained earnings and cash flows for the years ended December 31, 2005, 2004 and 2003. Our audit also included the financial statement Schedule III — Real Estate and Accumulated Depreciation. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of JCM Partners, LLC and its subsidiaries as of December 31, 2005 and 2004 and the results of their operations and their cash flows for the years ended December 31, 2005, 2004 and 2003 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement Schedule III, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Moss Adams LLP
San Francisco, California

March 31, 2006

JCM PARTNERS, LLC
CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands, except per unit data)

	December 31,
	2005	2004

ASSETS
Real estate investments, net	$235,389	$222,975
Real estate investments held for sale, net	5,646	4,514
Cash and cash equivalents	28,426	6,569
Restricted cash	1,478	1,234
Notes receivable	3,834	4,300
Rents receivable	186	225
Prepaid expenses	879	944
Deferred costs, net	2,134	2,248
Other assets	1,374	542

Total Assets	$279,346	$243,551

LIABILITIES, REDEEMABLE UNITS, MEMBERS’ EQUITY AND RETAINED EARNINGS
LIABILITIES:
Mortgages payable	$211,396	$192,570
Mortgages payable on real estate investments held for sale	4,691	2,688
Tenants’ security deposits	2,850	2,893
Accounts payable and accrued expenses	3,687	2,702
Accrued interest	1,028	967
Unearned rental revenue	190	180
Mandatorily redeemable liability (See Note 9)	23,621	—

Total liabilities	247,463	202,000

REDEEMABLE UNITS (See Note 9):
Convertible Class 1 Units, $1 par value — 4,043,240 and 17,026,042 outstanding at December 31, 2005 and 2004, respectively	1,059	8,114
Redeemable Class 2 Units, $1 par value — 14,649,718 and 14,280,506 outstanding at December 31, 2005 and 2004, respectively	4,812	6,907

Total redeemable units	5,871	15,021

MEMBERS’ EQUITY (See Note 10):
Non-redeemable Class 3 Units, $1 par value — 32,450,969 and 31,033,532 outstanding at December 31, 2005 and 2004, respectively	10,499	14,933
Preferred Units
Series B Preferred Units, 25,000,000 units authorized; 7,192,000 Series B Preferred Units outstanding at December 31, 2005, and no Series B Preferred Units outstanding at December 31, 2004	7,387	—
Subscription proceeds received prior to issuance of Series B Preferred Units	—	2,605
Retained earnings	8,126	8,992

Total members’ equity	26,012	26,530

Total liabilities, redeemable units and members’ equity	$279,346	$243,551

See Accompanying Notes to Consolidated Financial Statements

JCM PARTNERS, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per unit data)

	Years Ended December 31,
	2005	2004	2003

REVENUES:
Rental	$46,686	$45,086	$44,912
Interest	550	86	195

Total revenues	47,236	45,172	45,107

OPERATING EXPENSES:
Interest expense	11,706	9,996	10,292
Operating and maintenance	14,055	14,333	14,906
Depreciation and amortization	8,905	8,388	7,970
General and administrative	4,442	3,657	3,691
Real estate taxes and insurance	4,829	5,023	4,746
Utilities	4,045	3,675	3,495
Prepayment penalty	82	—	356
Write off of deferred debt issuance costs	53	3	74

Total expenses	48,117	45,075	45,530

Income (loss) before discontinued operations	(881)	97	(423)

Discontinued operations:
Gain on sale	17,830	5,406	2,735
Loss on impairment of assets	—	(250)	(1,250)
Discontinued operations, net	(596)	659	512

Income from discontinued operations	17,234	5,815	1,997

Net Income	16,353	5,912	1,574
Distributions paid to preferred unit holders	(494)	—	—

Net Income Applicable to Class 1, 2 and 3 Units	$15,859	$5,912	$1,574

Income (loss) per outstanding Class 1, 2 and 3 Units:
From continuing operations — Class 1	$—	$—	$—
From discontinued operations — Class 1.27		.08	.02

Basic and diluted — Class 1 Units	$.27	$.08	$.02

From continuing operations — Class 2	$(.02)	$—	$—
From discontinued operations — Class 2.27		.07	—

Basic and diluted — Class 2 Units	$.25	$.07	$—

From continuing operations — Class 3	$(.02)	$—	$—
From discontinued operations — Class 3.27		.08	—

Basic and diluted — Class 3 Units	$.25	$.08	$—

WEIGHTED AVERAGE CLASS 1, 2 AND 3 UNITS OUTSTANDING:
Basic and diluted — Class 1	12,050	34,359	82,164
Basic and diluted — Class 2	14,702	11,217	—
Basic and diluted — Class 3	31,755	28,792	—
Income (loss) per outstanding Preferred Units:
From continuing operations	$(.02)	$—	$—
From discontinued operations	.27	—	—

Basic and diluted — Preferred Units	$.25	$—	$—

WEIGHTED AVERAGE PREFERRED UNITS OUTSTANDING
Basic and diluted	5,837	—	—

See Accompanying Notes to Consolidated Financial Statements.

JCM PARTNERS, LLC
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ UNITS AND RETAINED EARNINGS
(Amounts in thousands)

							Subscription
							Proceeds Received
	Redeemable Units				Non-Redeemable Units		Prior To Issuance
	Class 1		Class 2		Class 3		of Series B	Series B Preferred Units		Retained
	Units	Amount	Units	Amount	Units	Amount	Preferred Units	Units	Amount	Earnings

BALANCE, DECEMBER 31, 2002	83,519	$75,633	—	$—	—	$—	$—	—	$—	$1,505
Distributions	—	(7,168)	—	—	—	—	—	—	—
Repurchase of redeemable Class 1 Units	(3,715)	(4,841)	—	—	—	—	—	——
Net Income	—	—	—	—	—	—	—	—	—	1,574

BALANCE, DECEMBER 31, 2003	79,804	63,624	—	—	—	—	—	—	—	3,079
Unit conversions	(46,544)	(27,112)	14,680	8,454	31,864	18,658	—	—	—	—
Distributions	—	(3,135)	—	(925)	—	(2,447)	—	—	—	—
Repurchase of redeemable Class 1 and 2 Units	(16,234)	(25,263)	(399)	(622)	—	—	—	—	—	—
Repurchase of non-redeemable Class 3 Units	—	—	—	—	(830)	(1,278)	—	—	—	—
Subscription proceeds received prior to issuance of Series B Preferred Units	—	—	—	—	—	—	2,605	—	—	—
Net Income	—	—	—	—	—	—	—	—	—	5,912

BALANCE, DECEMBER 31, 2004	17,026	8,114	14,281	6,907	31,034	14,933	2,605	—	—	8,991
Unit conversions	(2,121)	2,084	509	(660)	1,612	(1,424)	(2,605)	—	2,605	—
Distributions	—	(1,194)	—	(1,213)	—	(2,700)	—	—	(494)	—
Repurchase of redeemable Class 1 and 2 Units	(997)	(1,556)	(140)	(222)	—	—	—	—	—	—
Repurchase of non-redeemable Class 3 Units	—	—	—	—	(195)	(310)	—	—	—	—
Series B Preferred Units	—	—	—	—	—	—	—	7,192	5,276	—
Class 1 Put Units	(9,865)	(6,389)	—	—	—	—	—	—	—	(17,218)
Net Income	—	—	—	—	—	—	—	—	—	16,353

BALANCE, DECEMBER 31, 2005	4,043	$1,059	14,650	$4,812	32,451	$10,499	$—	7,192	$7,387	$8,126

See Accompanying Notes to Consolidated Financial Statements.

JCM PARTNERS, LLC
CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollar amounts in thousands)

	Years Ended December 31,
	2005	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$16,353	$5,912	$1,574
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of property	(17,733)	(5,406)	(2,735)
Loss on disposal of assets	140	93	78
Loss on impairment of assets	—	250	1,250
Depreciation and amortization	8,945	9,372	8,930
Depreciation and amortization from discontinued operations	720	309	490
Write off of deferred debt issuance costs	455	65	87
Effect of changes in:
Restricted cash	(243)	1,226	(129)
Rent receivables	39	(24)	(23)
Prepaid expenses	65	197	36
Deferred costs	(26)	(174)	(60)
Other assets	(750)	715	88
Tenants’ security deposits	(43)	6	40
Accounts payable and accrued expenses	996	(446)	505
Accrued interest	60	6	54
Unearned rental revenue	11	14	26

Net cash provided by operating activities	8,989	12,115	10,211

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to real estate investments	(39,585)	(3,619)	(10,021)
Proceeds from disposal of assets	34,472	12,804	5,070
Payments received on notes receivable	357	—	—

Net cash provided by (used in) investing activities	(4,756)	9,185	(4,951)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of Class 1, Class 2 and Class 3 Units	(2,088)	(27,164)	(4,841)
New mortgage on acquired property	26,500	—	5,300
Payments on mortgages payable	(2,928)	(2,633)	(2,419)
Payoff of mortgage loans	(24,565)	(4,238)	(10,220)
Line of Credit:
Advances	—	4,300	—
Payments	—	(4,300)	—
Deferred financing costs	(793)	(434)	(372)
Proceeds from refinance of mortgages payable	21,822	16,668	7,032
Member distributions to Class 1, 2 and 3 and Series B Preferred Unit holders	(5,601)	(6,507)	(7,168)
Proceeds from issuance of Series B Preferred Units	5,277	2,605	—
Other assets paid	—	—	(498)

Net cash provided by (used in) financing activities	17,624	(21,703)	(13,186)

Net increase (decrease) in cash	21,857	(403)	(7,926)
Cash and cash equivalents, beginning of year	6,569	6,972	14,898

Cash and cash equivalents, end of year	$28,426	$6,569	$6,972

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for interest	$12,081	$11,580	$12,054

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:
Mandatorily redeemable liability related to the exercise of put rights by the holders of 9,864,299 Class 1 Units including interest expense (See Note 9)	$23,889	$—	$—

Note receivable from disposal of assets	$—	$4,300	$—

See Accompanying Notes to Consolidated Financial Statements.

JCM PARTNERS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	FORMATION AND DESCRIPTION OF BUSINESS

JCM Partners, LLC (the “Company”), a Delaware limited liability company, was organized on May 15, 2000. The Company is the reorganized entity which emerged from the bankruptcy proceedings in the United States Bankruptcy Court for the Eastern District of California of IRM Corporation, et al. (“the IRM entities”). Pursuant to a plan of reorganization confirmed on June 5, 2000, all assets of the IRM entities were vested in the Company. The Company commenced operations on June 30, 2000 pursuant to the confirmation order and the plan of reorganization.

The Company owns, operates and manages 39 apartment complexes and 5 commercial income properties. All of the properties are located in northern California. The Company holds its real estate assets through 44 wholly-owned subsidiaries as of December 31, 2005, each of which is a single-asset limited liability company.

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

Cash Equivalents and Short-Term Investments - The Company considers all highly liquid investments with an original maturity of 90 days or less to be cash equivalents. Cash equivalents consist of money market funds and preferred stock issues of closed-end exchange traded mutual funds.

Restricted Cash consists of lender impound accounts (see Note 8).

Real Estate Investments consist principally of rental properties which are carried at reorganization value as of June 30, 2000, or at cost if acquired after June 30, 2000, plus improvements less accumulated depreciation, which is calculated using the straight-line method. The estimated useful lives for the properties range from 20 to 40 years for buildings and from 5 to 15 years for improvements, all of which are judgmental determinations made by management.

The estimated fair value of the properties as of the date of reorganization was determined based on appraisal reports prepared by independent M.A.I. (“Member of the Appraisal Institute”) appraisers. Determination of estimated fair values involves subjective judgment because the actual fair value of the real estate can be determined only by negotiation between the parties in a sales transaction.

The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the expected undiscounted cash flows to be generated by those assets are less than the related carrying amounts. If a rental property is determined to be impaired, the impairment would be measured based upon the excess of the asset’s carrying value over the fair value. The Company reports assets to be disposed of at the lower of carrying amount or fair value less cost to sell. Adoption of this standard did have an effect on the presentation of the Company’s results of operations with respect to Discontinued Operations as presented in Note 3.

Expenditures for ordinary maintenance and repairs are expensed as incurred. Amounts paid for new buildings or for permanent improvements made to increase the value of the property or substantially prolong its life are capitalized. These expenditures are depreciated over estimated useful lives determined by management. Tenant improvements and leasing commissions paid in operating our commercial properties are capitalized and amortized over the life of the lease. The Company expenses certain improvements related to the operation of apartment communities, including appliance replacements, window coverings, major carpentry repairs, repairs to balconies, siding and fencing, exterior painting as well as those expenditures necessary to maintain its properties in ordinary operating condition. The determination as to whether expenditures should be capitalized or expensed, and the period over which depreciation is recognized, requires management’s judgment.

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

Concentration of Credit Risk - Financial instruments that potentially subject the Company to significant concentrations of credit risk consists principally of cash and cash equivalents. The Company invests its cash in demand deposit accounts in banks, money market funds and preferred stock issues of closed-end exchange traded mutual funds. The Company limits the credit exposure to any one financial institution or instrument and is exposed to credit risk in the event of default by these institutions, to the extent of the amounts recorded on the Consolidated Balance Sheet. To date, the Company has not experienced losses on these investments.

Segment Reporting - The Company has two reportable operating segments: residential real estate (apartment communities) and commercial real estate which excludes discontinued operations. Residential real estate includes the Company’s 39 apartment communities. Commercial real estate includes the Company’s 5 commercial properties. (See Note 14).

Reclassifications - Reclassifications were made to the 2004 and 2003 consolidated financial statements to conform to the 2005 presentation. Certain items were reclassified related to discontinued operations as presented in Note 3.

3.	DISCONTINUED OPERATIONS

For properties accounted for under SFAS No. 144, “Accounting for the Impairment or Disposal of Long- Lived Assets” (SFAS 144), the results for properties sold during the period or designated as held for sale at the end of the period are required to be classified as discontinued operations. The property-specific components of net earnings that are classified as discontinued operations include all property-related revenues and operating expenses, depreciation expense recognized prior to the classification as held for sale, property specific interest expense to the extent there is secured debt on the property and net gain or loss on disposal.

Property Sales in 2005 and Thereafter —

In January 2005, the Company sold a 25 unit property in Concord, California for $2,550,000 resulting in a gain on sale of $1,072,000. In February 2005, the Company sold a 14,920 square foot light industrial building in Napa, California for $1,750,000 resulting in a gain on sale of $815,000.

In July 2005, the Company sold undeveloped land in Vallejo, California for $500,000 resulting in no gain on sale as the carrying amount of the property (real estate investments held for sale) was $500,000. There was no debt on the property. In March 2004, the Company recorded a $250,000 charge for loss on impairment of assets so the carrying value reflected the sale price as negotiated in the Option Agreement signed in May 2004.

In September 2005, the Company sold a 26,984 square foot light industrial building in Napa, California for $2,350,000 resulting in a gain on sale of $374,000 and a 53 unit property in Modesto, California for $3,700,000 resulting in a gain on sale of $1,322,000. Both of these properties were part of a Section 1031 exchange described in Note 4.

In December 2005, the Company sold three properties in the Sacramento area. An 80 unit property was sold for $7,500,000 resulting in a gain on sale of $3,802,000 and a 120 unit property was sold for $9,034,000 resulting in a gain on sale of $4,799,000. Both of these properties were also part of the Section 1031 reverse exchange described in Note 4. Additionally, a 130 unit property was sold for $9,786,000 resulting in a gain on sale of $5,550,000.

Subsequent to December 31, 2005, the Company sold an 84 unit property in the Sacramento area for $7,400,000 resulting in a gain of $3,900,000 as further described in Note 18.

Property Sales in 2004 -

In August 2004, the Company sold a 48 unit property in Modesto, California for $3,300,000 resulting in a gain on sale of approximately $1,692,000. As part of the sales transaction, the Company carried back a promissory note in the amount of $1,300,000 with interest at 8.0% per annum as more fully described in Note 5.

In October 2004, the Company sold a 14 unit property in Stockton, California for $1,200,000 resulting in a gain on sale of $647,000.

In December 2004, the Company sold an office building in San Francisco, California for $4,900,000 realizing a gain on sale of $3,000. As part of the sale transaction, the Company carried back a promissory note in the amount of $3,000,000 with monthly interest only payments at 6.0% per annum as more fully described in Note 5. Also in December 2004, the Company sold an 84 unit property in Antioch, California for $7,325,000 resulting in a gain on sale of $3,065,000.

Property Sales in 2003 -

During the third quarter of 2003, the Company sold an 88 unit complex in Rancho Cordova, California for $5,045,000 resulting in a gain on sale of approximately $2,735,000.

The following is a breakdown of the results of operations and gains and losses that are included in discontinued operations:

	Years Ended December 31,
	2005	2004	2003
	(Amounts in thousands)

Rental revenues	$5,710	$7,427	$8,253
Interest and other	2	1	12
Interest expense	(1,130)	(1,590)	(1,816)
Operating and maintenance	(2,064)	(2,339)	(2,941)
Depreciation and amortization	(760)	(1,293)	(1,450)
Real estate taxes and insurance	(535)	(874)	(892)
Utilities	(467)	(592)	(642)
Prepayment penalty	(949)	—	—
Write off of deferred debt issuance costs	(403)	(81)	(12)
Loss on impairment of assets	—	(250)	(1,250)
Gain on sales	17,830	5,406	2,735

Total discontinued operations	$17,234	$5,815	$1,997

4.	REAL ESTATE INVESTMENTS

In September 2005, as part of a Section 1031 (of the Internal Revenue Code of 1986, as amended) exchange transaction, the Company purchased an apartment property consisting of 272 units located in Sacramento, California for $37,500,000 plus $648,000 of purchase related transaction costs. The purchase was financed with a $26,500,000 bridge mortgage loan with the remainder coming from available cash, approximately $2,700,000 of escrow exchange proceeds from two properties sold in September 2005 and approximately $8,300,000 from two properties sold in December 2005 as described in Note 3.

Real estate investments, including investments held for sale, are comprised of the following at December 31, 2005 and 2004:

	December 31,
	2005	2004
	(Amounts in thousands)

Apartment communities	$263,020	$241,829
Commercial properties	20,647	22,912

	283,667	264,741
Less: accumulated depreciation	(42,632)	(37,252)

	$241,035	$227,489

Included in the accompanying Consolidated Balance Sheet as:

	December 31,
	2005	2004
	(Amounts in thousands)

Real estate investments, net	$235,389	$222,975
Real estate investment held for sale, net	5,646	4,514

	$241,035	$227,489

5.	NOTES RECEIVABLE

In August 2004, the Company sold a property consisting of 48 individual condominiums in Modesto, California for $3,300,000. As part of the sales transaction, the Company carried back a promissory note in the amount of $1,300,000 with monthly interest only payments at 8% per annum. The principal payments on the promissory note are due and payable as portions of the property are sold, with the entire balance due and payable on June 30, 2007. The promissory note is secured by a deed of trust on the property in a first lien position and provides for partial releases as portions of the property are sold. As of December 31, 2005, the principal balance on this note was $834,000.

In December 2004, the Company sold an office building in San Francisco, California for $4,900,000. As part of the sale transaction, the Company carried back a promissory note in the amount of $3,000,000 with monthly interest only payments at 6% per annum. The promissory note, secured by a deed of trust on the property in a first lien position, is due and payable on June  23, 2006. As of December 31, 2005, the principal balance on this note was $3,000,000.

6.	TENANT OPERATING LEASES

Minimum future rental revenues to be received on noncancellable tenant operating leases for more than one year in effect at December 31, 2005, excluding discontinued operations, are as follows (amounts in thousands):

2006	$2,638
2007	1,758
2008	1,473
2009	1,063
2010	817
Thereafter	1,222

Total	$8,971

7.	SECURED LINE OF CREDIT

In June 2004, the Company obtained a revolving line of credit with a general corporate borrowing capacity of $6,000,000, secured by one of our previously debt-free properties. The Company renewed the line of credit on July 1, 2005 for two years for a cost of $15,000. The annual interest rate was lowered to the “Prime Rate” index, from the “Prime Rate” plus 1.0%, with a minimum rate of 5.0% on the amount borrowed. In November 2005, the Company increased the line of credit to $11,000,000, extended the maturity to November 1, 2007 and secured it with an additional debt-free property for a cost of $23,000.

The Company used $4,300,000 of the line of credit during December 2004 to repurchase Class 1 Units and paid off the balance in the same month from property sale proceeds. The Company did not use the line of credit during 2005 except in connection with the bridge loan discussed in Note 8. The availability of the line of credit was reduced to accommodate a letter of credit in the amount of $2,750,000 provided by the Company as additional collateral for the bridge loan lender. Upon the repayment of the bridge loan, the letter of credit will be released and the amount available under the line of credit will be increased back to $11,000,000. The line of credit contains a financial covenant as to debt service coverage ratio with which the Company was in compliance.

8.	MORTGAGES PAYABLE

The Company’s mortgages payable generally require monthly interest and principal payments. The obligations include 26 fixed rate loans and 15 variable rate loans which are secured by deeds of trust on the Company’s real estate investments. The Company is required by the terms of certain of the mortgage loans to maintain lender impound accounts for insurance, property taxes, reserves for property improvements and a bond account which are recorded as restricted cash. A summary of the Company’s mortgages payable outstanding is as follows:

	December 31,
	2005	2004
	(Amounts in thousands)

Mortgage loans with fixed rates ranging from 5.21% to 7.13% maturing through October 2014	$118,662	$131,240
Mortgage loans with rates ranging from 4.60% to 5.63% that become variable between August 2007 and January 2010	39,868	36,237
Mortgage loans with variable rates ranging from 5.02% to 6.59% at December 31, 2005 maturing through 2020	57,557	27,781

Total	$216,087	$195,258

Aggregate maturities of all mortgage loans payable subsequent to December 31, 2005 are as follows (amounts in thousands):

2006	$30,086
2007	3,890
2008	4,119
2009	24,760
2010	21,008
Thereafter	127,533

Total	$211,396

Aggregate maturities of mortgage loans payable for real estate investments held for sale subsequent to December 31, 2005 are as follows (amounts in thousands):

2006	$72
2007	76
2008	81
2009	1,864
2010	52
Thereafter	2,546

Total	$4,691

During the year ended December 31, 2005, the Company completed the refinancing of four loans. For one property, the balance of the mortgage loan and second deed of trust retired was $7,688,000, and the Company received net proceeds from the issuance of a new mortgage loan of approximately $17,371,000. The Company also completed the financing of one mortgage loan for $4,300,000 secured by three properties located in Napa, California. The loan is for ten years with a fixed annual interest rate of 5.4% for the first five years and converting to a variable rate for the remaining five years. The loan requires monthly payments of principal and interest. The loan is partially amortizing and will require payment of the remaining balance on February 1, 2015. The lender has recourse to the Company for up to 25% of the highest unpaid principal balance of the loan. One of the properties was debt free and the Company used $1,625,000 of the loan proceeds to pay off the mortgage loans on the other two properties.

The Company modified an existing variable rate mortgage loan with a remaining balance of $935,000 effective March 1, 2005. The Company (i) reduced the annual interest rate from 8.5% to 4.8% with adjustments every six months not to exceed 1%; (ii) reduced the maximum annual interest rate to be charged from 14.5% to 10.5%, (iii) reduced the minimum annual interest rate to be charged from 8.5% to 4.5% and (iv) received $8,000 in loan proceeds. The final payment date for the remaining balance was also extended from July 1, 2007 to March 1, 2015.

The Company modified an existing variable rate mortgage loan with a remaining balance of $2,650,000 effective June 24, 2005 and (i) reduced the annual interest rate from 6.9% to 5.0% with adjustments every six months not to exceed 1%, (ii) reduced the maximum annual interest rate to be charged from 14.9% to 10.0%, (iii) reduced the minimum annual interest rate to be charged from 6.9% to 4.0% and (iv) received $14,000 in loan proceeds. The final payment date for the remaining balance was also extended from July 1, 2007 to July 1, 2015.

In connection with seven properties sold during 2005, the Company paid off seven mortgage loans in the amount of $13,106,000 and one buyer assumed the other mortgage loan with a remaining balance of $2,147,000. In connection with the assumption, the lender released the Company from any liabilities on the assumed loan. In connection with the early retirement of the old mortgage loans from discontinued operations, the Company recorded prepayment penalties of $949,000 and a write off of deferred debt issuance costs of $403,000 (See Note 3).

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

In connection with the bridge loan, for a good faith deposit of $530,000, the Company also entered into a forward rate lock agreement to obtain a ten-year fixed rate mortgage at 5.5% through the bridge loan lender to pay off the bridge loan upon the our satisfaction of conditions set forth in the agreement. Upon refinancing into this fixed rate mortgage the good faith deposit will be returned to the Company.

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

During the year ended December 31, 2003, the Company completed the refinancing of three loans. The balance of the mortgage loans retired was $12,468,000, and the Company received net proceeds, including funds held by the lender for required repairs, from the issuance of the new mortgage loans of approximately $7,032,000. The Company also paid off four mortgage loans totaling $10,220,000. In connection with the early retirement of the old mortgage loans, the Company recorded prepayment penalties of $356,000 and a write off of deferred debt issuance costs of $74,000 in its Consolidated Statement of Operations for the year ended December 31, 2003.

9.	MANDATORILY REDEEMABLE AND REDEEMABLE UNITS

The Company has authorized 300,000,000 Units and Preferred Units, of which 25,000,000 may be designated as Preferred Units. There are two classes of redeemable units authorized and outstanding: Class 1 and Class 2. The redeemable Units are accounted for under EITF D-98 “Classification and Measurement of Redeemable Securities” and Accounting Series Release No. 268, “Presentation in Financial Statements of Redeemable Preferred Stocks.” Under these standards the redeemable units are presented separately from the non-redeemable units and preferred units on the Consolidated Balance Sheet. These standards do not affect the accounting for the redemption and distributions with respect to the redeemable units.

On September 28, 2005, the rights of the holders of Class 1 Units to exercise their Class 1 Put Rights expired. The holders of Class 2 Units will have the option to exercise their Class 2 Put Rights in 2010. The Company is required to redeem all Put Class 2 Units by June 30, 2012. Holders of Class 1 Units who did not exercise their Class 1 Put Rights may convert their Class 1 Units into Class 2 or Class 3 Units; accordingly, unexercised Class 1 Units remain classified as redeemable units on the Consolidated Balance Sheet. Holders of 9,864,299 Class 1 Units have exercised their Class 1 Put Rights at a price of $2.78 per Class 1 Unit, for an aggregate amount of $27,422,751 (the “Aggregate Exercise Price”). The Aggregate Exercise Price will be reduced by an amount equal to all distributions paid (on a per Class 1 Unit basis) to the holders of Put Class 1 Units from July 1, 2005 through June 30, 2006. The Company is obligated to purchase all of the Put Class 1 Units by June 30, 2007. However, the Company may purchase any Put Class 1 Units any time prior thereto at its sole discretion. The Company is not required to make purchases on a pro-rata basis or pursuant to any other procedure. There are no conditions to the Company’s obligation to pay for the Put Class 1 Units.

Under SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, the Company did the following:

•	Upon receipt of the exercise notifications by Class 1 Unit holders, the Company accounted for these Units as a liability (“Mandatorily Redeemable Liability”);

•	The Company aggregated the receipt of the exercise notifications together and recorded the initial liability based on the weighted average exercise date of September 16, 2005;

•	Upon the reclassification of the Put Class 1 Units from Redeemable Units to a liability there was an associated reduction of Redeemable Class 1 Units value, based on “par” value of Class 1 Redeemable Units, with the difference charged to Retained Earnings. The Company made no initial charge to operations;

•	Using a discounted cash flow approach, an initial liability of $23,802,000 was determined using a 9.6% discount factor based on obligations of similar risk and with similar payment terms with a non-related party; and

•	The discount related to the net present value of the aggregate exercise price will be amortized as interest expense using an effective interest amortization method and is included in the determination of income from operations. The initial discount was $3,423,0000 which is based on the Aggregate Exercise Price of $27,225,000 (less the distributions paid or to be paid from July 2005 through June 2006 totaling $724,000) less the initial liability of $23,802,000.

In December 2005, the Company redeemed 247,466 Put Class 1 Units for a net cash amount of $680,000, representing gross redemptions of $688,000 less $8,000 of distributions from July though November 2005. These units were included in the mandatorily redeemable liability and the net amount paid for these units reduced the balance of the liability. At December 31, 2005, there were 9,616,833 units remaining to be purchased under the mandatorily redeemable liability. Amortized interest expense for 2005 totaled $695,000.

The Put Class 1 Units will remain outstanding and will continue to vote and receive distributions until redeemed by the Company. Under the Company’s Operating Agreement, holders of the Put Class 1 Units will not acquire the status of creditors. Class 1 Units redeemed by the Company will be deemed cancelled and returned to the status of authorized but unissued Units.

10.	NON-REDEEMABLE UNITS AND MEMBERS’ EQUITY

The Company, as previously indicated, has authorized 300,000,000 Units and Preferred Units, of which 25,000,000 may be designated as Preferred Units.

The Company has one class of non-redeemable Units: Class 3 Units. The Class 3 Units are not redeemable at the option of the Unit holder.

The Series B Preferred Units are redeemable by the holder upon a change of control of the Company. The Series B Preferred Units are classified within permanent equity within the guidance of EITF D-98 since the holders of the Series B Preferred Units do not have the ability to cause the Company to engage in a change of control transaction.

The non-redeemable units and preferred units outstanding are accounted for under EITF D-98 “Classification and Measurement of Redeemable Securities” and Accounting Series Release No. 268, “Presentation in Financial Statements of Redeemable Preferred Stocks.” Under these standards the non-redeemable Units and Preferred Units are presented separately from the redeemable Units.

11.	UNIT REPURCHASES, DISTRIBUTIONS, CONVERSIONS AND REDEMPTION RIGHTS

Repurchase of Redeemable Class 1 and 2 Units and Non-Redeemable Class 3 Units

During the year ended December 31, 2005, the Company voluntarily repurchased the following Units through a wholly-owned subsidiary (dollar amounts in thousands):

Class of Unit	# of Units	Amount

Class 1	997,298	$1,556
Class 2	139,759	222
Class 3	194,797	310

Total	1,331,854	$2,088

All Units owned by the subsidiary are considered outstanding under the Company’s Operating Agreement for all purposes, except as noted below, including voting and participation in mandatory and other distributions paid by the

Company. However, for financial reporting purposes, these Units are not considered outstanding and any distributions paid to the subsidiary are eliminated in consolidation. Accordingly, for financial reporting purposes, the number of Units outstanding at December 31, 2005 is the number of Units outstanding minus the Units owned by the Company’s subsidiary. However, for all other purposes, the Company has 89,904,685 Units outstanding. Repurchases of Units were recorded against the members’ equity balance.

From January 2006 and through March 31, 2006, the Company, through its wholly-owned subsidiary, voluntarily repurchased an additional 32,871 Units as follows:

Class of Unit	# of Units	Amount

Class 1	17,473	$30,578
Class 2	15,398	26,946
Class 3	—	—

Total	32,871	$57,524

As of March 31, 2006, the Company’s wholly-owned subsidiary owned the following number of Units:

Class of Unit	# of Units(1)

Class 1	6,569,533
Class 2	7,042,142
Class 3	15,565,121

Total	29,176,796

(1)	Units owned by the Company’s subsidiary are periodically allocated into Class 1, 2 and 3 Units in proportion to the Units held by all members in order to implement Section 2.3.5 of the Company’s Operating Agreement.

In December 2005, in addition to the voluntary repurchases above, the Company repurchased 247,466 of the Put Class 1 Units for an aggregate net price of $680,000. The Put Class 1 Units repurchased are required to be cancelled and returned to the status as authorized but unissued Units.

Distributions to Members

If the Company’s Board of Managers declares any additional distributions from available cash, subject to any applicable Certificates of Designations granting any Class of Units or Series of Preferred Units with preferential, participating or subordinate rights, then the holders of Units as of the record date are entitled to receive all such distributions which the Board has declared, with each Unit entitled to receive a pro-rata portion of such available distributions on a per Unit basis.

During 2005 and 2004, we made distributions to holders of Units and Preferred Units required by the Certificates of Designations of the Class 1, Class 2, Class 3 and Series B Preferred Units, respectively, plus voluntary distributions, as follows:

Class of Unit/Series of Preferred Units	2005	2004
	(Amounts in thousands)

Class 1	$1,194	$3,135
Class 2	1,213	925
Class 3	2,699	2,447
Series B Preferred	495	—

Total Distributions	$5,601	$6,507

All of the distributions in 2005 and 2004 were made from cash from operations and available cash.

In March 2005, the Company accrued or paid $101,000 to the California Franchise Tax Board (FTB) on behalf of our non-California Unit holders who had been allocated income for 2004 deemed taxable by the State of California. For affected non-resident members, the Company began withholding one-ninth of the total withholding amount paid on each members’ behalf, starting with the April 2005 monthly distribution, so that each member will have repaid the Company by the end of the year. If the Company repurchases or redeems Units from one of these members prior to the end of the year, the amount paid to that member will be reduced by any remaining amount advanced by the Company. If such a member sells, transfers or gifts any Units to another investor, the Company will require payment of the remaining withholding amount advanced by the Company as part of the transfer. The Company did not pay the amounts above on behalf of Managers of the Company who are non-resident members, due to the limitations created by the Sarbanes-Oxley Act of 2002, should these amounts be treated as “loans” to the Company’s Managers. Instead, Managers who are non-resident members paid the Company these amounts simultaneously with the Company’s payment of these amounts to the FTB.

In March and April 2004, the Company paid $47,000 to the FTB on behalf of our non-California Class 1 Unit holders who had been allocated income for 2003 deemed taxable by the State of California and made a distribution of $336,000 to members who were not required to make a California tax deposit, excluding distributions on Units owned by our subsidiary. This special distribution and the payments to the FTB were intended to offset certain state income tax liabilities incurred by the Company’s members due to their ownership of JCM Partners’ Class 1 Units during 2003.

Mandatory Distributions to Unit Holders

Class 1 Units

Beginning in July 2002, the Company was required under the terms of its Operating Agreement to make mandatory monthly distributions to the holders of Class 1 Units in an amount equal to 1/12 of $0.0775 (seven and 3/4 cents) per Class 1 Unit (the “Mandatory Monthly Distributions”). When the Company amended and restated its Operating Agreement as of June 25, 2003, the obligation to pay the Mandatory Monthly Distributions was placed in the Class 1 COD (Certificate of Designations). The Class 1 Mandatory Monthly Distributions may be from cash from operations or cash from sales, or both. If the Company fails, for any reason, to pay any Class 1 Mandatory Monthly Distribution(s) in a timely manner, it must begin liquidating its assets as quickly as commercially reasonable and must pay the Class 1 Unit holders interest on any overdue Mandatory Monthly Distributions at the rate of ten percent per year. Once the Company no longer has any overdue Mandatory Monthly Distributions, it may cease liquidating its assets.

The 2005 distributions included $393,000 paid to Put Class 1 Units from July through December which is required to be offset against the redemption price paid for the Put Class 1 Units. In connection with the redemption of 247,466 Put Class 1 Units in December 2005, $8,000 of such distributions were offset against the redemption price.

Class 2 Units

Beginning in January 2004, the Company was required under the terms of its Certificate of Designations of Class 2 Units to make mandatory monthly distributions to the holders of Class 2 Units in an amount equal to 1/12 of $0.08 (eight cents) per Class 2 Unit (the “Class 2 Mandatory Monthly Distributions”). The Class 2 Mandatory Monthly Distributions may be from cash from operations or cash from sales, or both. If the Company fails, for any reason, to pay any Class 2 Mandatory Monthly Distribution(s) in a timely manner, it must begin liquidating its assets as quickly as commercially reasonable and must pay the Class 2 Unit holders interest on any overdue Class 2 Mandatory Monthly Distribution(s) at the rate of ten percent per year. Once the Company no longer has any overdue Class 2 Mandatory Monthly Distribution, it may cease liquidating its assets.

Class 3 Units

Beginning in January 2004, the Company was required under the terms of its Certificate of Designations of Class 3 Units to make mandatory monthly distributions to the holders of Class 3 Units in an amount equal to 1/12 of $0.0825 (eight and 1/4 cents) per Class 3 Unit (the “Class 3 Mandatory Monthly Distributions”). The Class 3 Mandatory Monthly Distributions may be from cash from operations or cash from sales, or both. If the Company fails, for any reason, to pay any Class 3 Mandatory Monthly Distribution(s) in a timely manner, it must begin liquidating its assets as quickly as commercially reasonable and must pay the Class 3 Unit holders interest on any overdue Class 3

Mandatory Monthly Distribution(s) at the rate of ten percent per year. Once the Company no longer has any overdue Class 3 Mandatory Monthly Distribution, it may cease liquidating its assets.

Series B Preferred Units

Beginning in January 2005, the Company was required under the terms of its Certificate of Designations of Series B Preferred Units (’Series B COD”) to make mandatory monthly distributions to the holders of Series B Preferred Units in an amount equal to 1/12 of $0.0825 (eight and 1/4 cents) per Series B Preferred Units (the “Series B Mandatory Monthly Distributions”). The Series B Mandatory Monthly Distributions may be from cash from operations or cash from sales, or both. If the Company fails, for any reason, to pay any Series B Mandatory Monthly Distribution(s) in a timely manner, it must begin liquidating its assets as quickly as commercially reasonable and must pay the Series B Preferred Unit holders interest on any overdue Series B Mandatory Monthly Distribution(s) at the rate of ten percent per year. Once the Company no longer has any overdue Series B Mandatory Monthly Distribution, it may cease liquidating its assets. The rights of the holders of Series B Preferred Units to receive any distributions is subordinate to the rights of the holders of Class 1, 2 and 3 Units and may become subordinate to other class(es) of Units created with a priority senior to the Series B Preferred Units to receive payment in full of Mandatory Distributions owed to such classes.

Conversions of Units

Our Class 1 Units are convertible into Class 2 and Class 3 Units on the terms set forth in the Class 1 COD. Our Class 2 Units are convertible into Class 3 Units on the terms set forth in the Class 2 COD. No Units were converted in any year prior to 2004. For the years ended December 31, 2005 and 2004, the following Units were converted on a 1-to-1 basis:

	2005	2004

Class 1 to Class 2	4,996,532	19,212,208
Class 1 to Class 3	8,712,824	36,627,458
Class 2 to Class 3	671,162	1,687,746

Redemption Rights of Unit Holders

Class 1 Units

Our Class 1 COD provided that, except as set forth below, each holder of Class 1 Units as of June 30, 2005 had the right to require the Company to redeem all or, if so elected by the holder, a portion, of his or her Class 1 Units by June 30, 2007. The exercise price for each Class 1 Unit of $2.78 was determined by the Company’s Board of Managers pursuant to the procedures in the Class 1 COD. All distributions paid after June 30, 2005 and through June 30, 2006 to the holders of Class 1 Units who exercise their Put Rights will be credited against the Exercise Price.

If a sufficient number of Class 1 Unit holders had exercised their right to have their Class 1 Units redeemed, the Company’s continued operation beyond June 30, 2007 may not have been reasonably feasible. Accordingly, the Class 1 COD requires the Company’s Board of Managers to meet no later than June 30, 2006 to determine whether JCM should continue operations beyond June 30, 2007. On July 13, 2005 the Company’s Board of Managers determined that our operations should continue beyond June 30, 2007.

Class 2 Units

Our Class 2 COD provides that, except as set forth below, each holder of Class 2 Units as of June 30, 2010, will have the right to require the Company to redeem all, or, if so elected by the holder, a portion, of his or her Class 2 Units by June 30, 2012. The exercise price for each Class 2 Unit will be calculated as primarily based on the appraised value of the Company’s real properties in accordance with its Operating Agreement minus the allowance provided in Section 5.4.2 of the Class 2 COD. The amount of this allowance has not yet been established. All distributions paid after June 30, 2010 and through June 30, 2011 to the holders of Class 2 Units who exercise their Class 2 Put Rights will be credited against the Exercise Price.

If a sufficient number of Class 2 Unit holders exercise their Class 2 Put Rights, the Company’s continued operations may not be feasible. Accordingly, the Class 2 COD requires the Company’s Board of Managers to meet no later than December 27, 2010 to determine whether it should continue to operate past June 30, 2012. If the Company’s Board of Managers determines, in its sole discretion, that the Company cannot continue customary operations beyond June 30, 2012, the following will occur under Section 5.6 of the Class 2 COD:

•	If the Board determines that the Company can maintain its existence as a going concern and prudently satisfy its obligations to the holders of Class 2 Units who exercised their Class 2 Put Rights through one or more of the following methods: use of available cash and cash equivalents, the issuance of new Units or Preferred Units in capital raising transactions, other financing transactions, or a partial liquidation of assets, then the Company will not be liquidated, and it will satisfy its obligations to the holders of Class 2 Units who exercised their Put Option in a timely manner. It is the Company’s intent to remain a going concern and not to be liquidated, even if substantially all of its assets are sold in order to satisfy its obligations.

•	If the Board determines that the Company cannot meet the test set forth above, then the following will occur: the Class 2 Put Rights will be null and void and no holder of Class 2 Units will be entitled to receive the Exercise Price; all of the Company’s assets will be sold as soon as practicable; all owners of Units, and Preferred Units, if any, will receive the liquidation distributions to which they are entitled under the Agreement; and the Company will inform all owners of Units and Preferred Units of this decision before January 27, 2011.

Class 3 Units

The holders of Class 3 Units do not have a Put Right similar to the Class 1 or Class 2 Units, or any other right to require JCM to redeem their Class 3 Units.

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

If the proposed Change of Control transaction does not occur for any reason, all exercised Change of Control Put Rights shall be automatically voided as provided in the Series B COD. If another Change of Control transaction is later proposed, all of the procedures related to exercising the Change of Control Put Rights shall be repeated.

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

12.	RELATED PARTY TRANSACTIONS

In the normal course of business, the Company enters into transactions with related parties on substantially the same terms as comparable transactions with unaffiliated persons. During the years ended December 31, 2005, 2004 and 2003 the Company paid approximately $64,000, $83,000 and $66,000, respectively, for landscaping and repair services to a company that is owned by a relative of the Chief Operating Officer of JCM Partners, LLC.

The Company retained Computer Management Corporation (“CMC”) to provide management executive services to the Company since March 8, 2001. On March 24, 2004, the Board of Managers approved an Executive Management Services Agreement, effective May 1, 2004, with CMC to provide the management services of Gayle M. Ing to the Company. Pursuant to the terms of the agreement, the Company is required to pay CMC a fee of $31,250 per month through June 30, 2007. This agreement terminates upon the earlier of June 30, 2007, 90 days notice by either party, or the death or permanent disability of Ms. Ing. The Company’s Chairman of the Board owns CMC and his wife, who is the Chief Executive Officer/President of the Company, has a community property interest in CMC. The Company paid $375,000, $350,000 and $300,000 during 2005, 2004 and 2003, respectively, for services received from CMC.

In August 2004, management of the Company and the Company’s wholly-owned subsidiary, JCM Properties, LLC (the “Subsidiary”), Barnabas Foundation (“Barnabas”) and Christian Reformed Home Missions (“CRHM”) reached an understanding on the terms for the Subsidiary to repurchase all of the redeemable Class 1 Units owned by Barnabas and CRHM for a total of 10,100,175 Class 1 Units at $1.56 per Class 1 Unit for an aggregate purchase price of $15,756,273. At the time of the understanding, both Barnabas and CRHM owned more than 5% of the Company’s Class 1 Units. Henry Doorn, Jr., the Executive Director of Barnabas, was and is currently a member of the Board of Managers of the Company. Kenneth Horjus, the former Director of Pension Administration for the Christian Reformed Church in North America (parent of CRHM), was and is currently a member of the Board of Managers of the Company. From September 1, 2004 through December 1, 2004, the Subsidiary, in a series of all cash transactions repurchased the 10,100,175 Class 1 Units owned by Barnabas and CRHM at $1.56 per Class 1 Unit for an aggregate purchase price of $15,756,273.

In 2004, the Company also repurchased 339,561 Class 1 Units from another Manager of the Company on the same terms and conditions made available to other members of the Company.

In December 2004, of the $2,605,000 in subscription proceeds received prior to issuance of Series B Preferred Units, $836,000 was from Managers of the Company on the same terms and conditions made available to other investors. In 2005, Managers of the Company purchased an additional $1,297,000 of Series B Preferred Units on the same terms and conditions made available to other investors.

Of the 9,864,299 Class 1 Unit holders that exercised their Class 1 Put Rights, 710,035 were exercised by Managers of the Company on the same terms and conditions made available to other Class 1 Unit holders.

13.	FAIR VALUE OF FINANCIAL INSTRUMENTS

Management believes that the carrying amounts of its mortgages payable approximate their fair value as of December 31, 2005 and 2004 because interest rates and yields for these instruments are consistent with rates currently available to the Company for similar instruments. Management believes that the carrying amounts of cash and restricted cash approximate fair value as of December 31, 2005 and 2004 due to the short-term maturity of these instruments.

14.	SEGMENT DATA

We define each of our real estate investments as an individual operating segment. Based on the criteria for aggregation of segments with similar economic characteristics, we have two reportable segments: apartment communities and commercial properties. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Property administration and corporate overhead expenses, along with interest, other income, capital expenditures, and assets have been allocated on a relative revenue basis to each segment.

	Apartment	Commercial
	Communities	Properties	Total
	(Amounts in thousands)

Continuing Operations
For the Year Ended December 31, 2003:
Rental Revenue	$41,909	$3,003	$44,912

Net operating income before discontinued operations	$16,899	$1,175	$18,074
Interest revenue	183	12	195
Interest expense	(9,547)	(745)	(10,292)
Depreciation and amortization	(7,371)	(599)	(7,970)
Prepayment penalty	(356)	—	(356)
Write off of deferred debt issuance costs	(74)	—	(74)
Income (loss) from discontinued operations	3,180	(1,183)	1,997

Total net income (loss)	$2,914	$(1,340)	$1,574

Capital expenditures	$9,271	$131	$9,402

Total assets as of December 31, 2003	$234,659	$24,668	$259,327

For the Year Ended December 31, 2004:
Rental Revenue	$42,104	$2,982	$45,086

Net operating income before discontinued operations	$16,931	$1,467	$18,398
Interest revenue	83	3	86
Interest expense	(9,329)	(667)	(9,996)
Depreciation and amortization	(7,744)	(644)	(8,388)
Write off of deferred debt issuance costs	—	(3)	(3)
Income (loss) from discontinued operations	5,839	(24)	5,815

Total net income	$5,780	$132	$5,912

Capital expenditures	$1,329	$923	$2,252

Total assets as of December 31, 2004	$217,102	$26,449	$243,551

	Apartment	Commercial
	Communities	Properties	Total
	(Amounts in thousands)

For the Year Ended December 31, 2005:
Rental Revenue	$43,217	$3,469	$46,686

Net operating income before discontinued operations	$17,187	$2,128	$19,315
Interest revenue	514	36	550
Interest expense	(10,863)	(843)	(11,706)
Depreciation and amortization	(8,058)	(847)	(8,905)
Prepayment penalty	(82)	—	(82)
Write off of deferred debt issuance costs	(43)	(10)	(53)
Income from discontinued operations	15,411	1,823	17,234

Total net income	$14,066	$2,287	$16,353

Capital expenditures	$1,861	$1,217	$3,077

Total assets as of December 31, 2005	$253,115	$26,231	$279,346

15.	SELECTED QUARTERLY DATA (Unaudited)

Rental revenue, net income (loss) and net income (loss) per unit data for the quarters ended March 31, June 30, September 30, and December 31, 2005, 2004 and 2003 are set forth below. Rental revenue excludes discontinued operations. Net income (loss) and net income (loss) per unit data includes discontinued operations.

	Q1	Q2	Q3	Q4
	(Amounts in thousands, except per Unit amounts)

2005
Rental revenue*	$11,233	$11,575	$11,445	$12,433
Net income	$1,829	$587	$1,816	$12,121
Net income per unit	$.03	$.01	$.03	$.18
2004
Rental revenue	$11,250	$11,177	$11,329	$11,330
Net income (loss)	$185	$(84)	$1,833	$3,978
Net income per unit	$—	$—	$.02	$.06
2003
Rental revenue	$11,088	$11,296	$11,346	$11,183
Net income (loss)	$555	$304	$3,041	$(2,326)
Net income (loss) per unit	$.01	$—	$.04	$(.03)

*	For the fourth quarter in 2005, rental revenue from discontinued operations for property still owned as of December 31, 2005 was $422,000.

16.	RETIREMENT PLAN AND LONG-TERM INCENTIVE PLAN

The Company has adopted and contributes to a 401(k) retirement plan. The plan covers all employees who work 1,000 hours or more per calendar year after one year of employment with the Company. Total discretionary employer match contributions to the plan during the years ended December 31, 2005, 2004 and 2003 were $78,000, $82,000 and $78,000, respectively.

On December 8, 2005, our Board of Managers approved the adoption of the JCM Partners, LLC 2006 Long-Term Incentive Unit Award Plan (the “LTI Plan”). The LTI Plan will be administered by the Compensation Committee of the Board (the “LTI Plan Administrator”). A maximum of 901,521 Class 3 Units may be awarded under the LTI Plan minus any Units granted outside the LTI Plan pursuant to Section 2.1.3.2 of our Operating Agreement. Only employees of the Company are eligible to receive awards under the LTI Plan.

Pursuant to a resolution of the Board of Managers, dated December 8, 2005, the LTI Plan Administrator shall first award Class 3 Units under the LTI Plan in 2007, based on performance in 2006 by the Company and the recipients. Awards will be issued in five equal annual installments on April 1st beginning after the end of the LTI Plan year. Awards will be made pursuant to the terms of an LTI Plan Long-Term Incentive Unit Award Agreement, in the form approved by the LTI Plan Administrator from time to time, which will provide for an issuance schedule for awarded Class 3 Units to be issued to the recipient, as well as forfeiture, acceleration and other provisions.

17.	CONTINGENCIES

The Company files a consolidated tax return with respect to the LLC fee imposed by the state of California. For the years ended 2000 through 2002, the Company has taken the position that the LLC’s were the mere agents of JCM and, therefore, had no gross income. Based on this, these entities paid the minimum tax but the LLC fee was paid at the parent level. It is at least reasonably possible that the California tax authorities may not concur with this position. For 2003 and 2004, JCM paid $182,000 and $184,000 respectively based on the gross income for JCM and all of the LLCs. For 2005, JCM intends to pay $197,000 based on gross income for JCM and all of the LLCs.

18.	SUBSEQUENT EVENTS

The Company sold an 84 unit property in Carmichael, California for $7,400,000 resulting in gain on sale of $3,900,000 in February 2006. We paid off the remaining $2,776,000 balance on the mortgage loan secured by the property and an additional $360,000 for prepayment penalties. The net carrying value of the asset (real estate investments held for sale, net) of the property was $3,195,000 at December 31, 2005 and the liability (mortgages payable of real estate investments held for sale) was $2,782,000.

From January 1, 2006 through March 31, 2006, through our wholly-owned subsidiary, we repurchased an additional 17,473 redeemable Class 1 Units and 15,398 redeemable Class 2 Units for an aggregate price of $57,524. We paid the same price for repurchases of Class 1 and 2 Units.

JCM PARTNERS, LLC
Schedule III — Real Estate and Accumulated Depreciation
December 31, 2005

					Cost of	Gross Amount at Which
		Initial Costs(A)		Total	Improvements	Carried at Close of Period							Depreciable
		Land and	Buildings	Initial	Capitalized	Land and	Buildings	Loss on	Total				Life of
		Land	and	Acquisition	Subsequent	Land	and	Impairment	Carrying	Accumulated	Date of	Date	Building
	Encumbrances	Improvements	Improvements	Cost(A)	to Acquisition	Improvements	Improvements	of assets	Value	Depreciation	Construction	Acquired	Component

Apartments:
Sacramento Region -
Antelope Woods	$5,651	$901	$4,719	$5,620	$176	$901	$4,895	—	$5,796	$845	1986	7/1/2000	35
Carmichael Gardens	2,782	590	3,050	3,640	377	590	3,427	—	4,017	822	1977	7/1/2000	25
Fair Oaks Meadows	4,033	1,268	3,742	5,010	146	1,268	3,888	—	5,156	581	1987	7/1/2000	40
Foxworth	—	677	2,823	3,500	188	677	3,011	—	3,688	430	1986	7/1/2000	40
Glenbrook	7,652	1,785	7,315	9,100	258	1,785	7,573	—	9,358	2,125	1972	7/1/2000	20
Hidden Creek	3,397	506	3,703	4,209	232	506	3,935	—	4,441	929	1978	7/1/2000	25
La Riviera	8,116	1,620	7,340	8,960	630	1,620	7,970	—	9,590	2,187	1971	7/1/2000	20
La Riviera Commons	5,680	1,706	4,774	6,480	308	1,706	5,082	—	6,788	1,145	1976	7/1/2000	25
Lincoln Place	7,760	1,486	7,814	9,300	543	1,486	8,357	—	9,843	2,346	1973	7/1/2000	20
Meadow Gardens I	4,125	1,137	4,433	5,570	231	1,137	4,664	—	5,801	1,062	1975	7/1/2000	25
Meadow Gardens II	2,721	763	2,447	3,210	121	763	2,568	—	3,331	598	1975	7/1/2000	25
Morningside Creek	3,207	892	2,998	3,890	183	892	3,181	—	4,073	540	1990	7/1/2000	40
North Country Vista	10,343	1,862	5,788	7,650	452	1,862	6,240	—	8,102	984	1986	7/1/2000	40
Orangewood East	2,633	495	2,985	3,480	397	495	3,382	—	3,877	1,013	1974	7/1/2000	20
Orangewood West	2,960	582	3,788	4,370	499	582	4,287	—	4,869	1,269	1974	7/1/2000	20
Riverside Commons	1,909	520	2,430	2,950	204	520	2,634	—	3,154	704	1968	7/1/2000	20
Sunrise Commons	7,092	1,906	6,794	8,700	262	1,906	7,056	—	8,962	1,378	1984	7/1/2000	30
Windbridge	5,083	1,239	6,661	7,900	187	1,239	6,848	—	8,087	636	1982	5/30/2003	30
Villagio	26,500	5,289	32,400	37,689	508	5,289	32,908	—	38,197	182	2004	9/30/2005	30
Stockton Region -
Inglewood Oaks	1,409	477	1,783	2,260	176	477	1,959	—	2,436	550	1970	7/1/2000	20
Mariners Cove	3,363	633	3,267	3,900	134	633	3,401	—	4,034	684	1984	7/1/2000	30
Oakwood	10,235	3,830	7,660	11,490	356	3,830	8,016	—	11,846	2,383	1971	7/1/2000	20
Modesto/Turlock Region -
Greenbriar	2,662	925	2,485	3,410	195	925	2,680	—	3,605	789	1971	7/1/2000	20
Meadow Lakes	6,258	1,358	6,262	7,620	205	1,358	6,467	—	7,825	1,122	1985	7/1/2000	35
Park Lakewood	4,080	930	3,910	4,840	221	930	4,131	—	5,061	768	1985	7/1/2000	35
Villa Verde North	5,069	1,201	2,939	4,140	170	1,201	3,109	—	4,310	877	1971	7/1/2000	20
Walnut Woods	3,899	963	4,177	5,140	110	963	4,287	—	5,250	666	1987	7/1/2000	40
Tracy/Manteca Region -
Driftwood	—	940	4,500	5,440	128	940	4,628	—	5,568	1,069	1974	7/1/2000	35
Fairway Estates	5,682	1,234	5,116	6,350	239	1,234	5,355	—	6,589	1,519	1973	7/1/2000	20
Granville	4,649	918	4,082	5,000	96	918	4,178	—	5,096	1,188	1972	7/1/2000	20
Laurel Glen	7,543	1,574	6,296	7,870	210	1,574	6,506	—	8,080	1,161	1985	7/1/2000	35

JCM PARTNERS, LLC
Schedule III — Real Estate and Accumulated Depreciation

					Cost of	Gross Amount at Which
		Initial Costs(A)		Total	Improvements	Carried at Close of Period							Depreciable
		Land and	Buildings	Initial	Capitalized	Land and	Buildings	Loss on	Total				Life of
		Land	and	Acquisition	Subsequent	Land	and	Impairment	Carrying	Accumulated	Date of	Date	Building
	Encumbrances	Improvements	Improvements	Cost(A)	to Acquisition	Improvements	Improvements	of assets	Value	Depreciation	Construction	Acquired	Component

Fairfield/Vacaville Region -
Creekside Gardens	8,616	1,551	10,049	11,600	338	1,551	10,387	—	11,938	2,397	1977	7/1/2000	25
Parkwood	—	951	4,649	5,600	170	951	4,819	—	5,770	709	1985	7/1/2000	35
Peach Tree Villa	1,574	337	2,013	2,350	98	337	2,111	—	2,448	358	1982	7/1/2000	30
Peachwood	—	584	2,746	3,330	99	584	2,845	—	3,429	422	1985	7/1/2000	30
Village Green	17,500	1,562	11,338	12,900	682	1,562	12,020	—	13,582	2,153	1986	7/1/2000	35
Concord/Antioch Region -
Diablo View	3,985	1,277	4,123	5,400	89	1,277	4,212	—	5,489	690	1984	7/1/2000	35
Oakview	2,134	720	1,580	2,300	62	720	1,642	—	2,362	322	1983	7/1/2000	30
Villa Diablo	868	381	739	1,120	51	381	790	—	1,172	131	1985	7/1/2000	35

	201,168	47,570	205,718	253,288	9,731	47,570	215,449		263,020	39,734

Commercial:
Bay Area Region
860 Kaiser Road	1,988	331	1,419	1,750	140	331	1,559	—	1,890	315	1996	7/1/2000	40
900 Business Park	2,725	832	1,918	2,750	239	832	2,157	—	2,989	356	1990	7/1/2000	40
908 Enterprise Way	1,354	216	1,004	1,220	17	216	1,021	—	1,237	171	1987	7/1/2000	35
938 Kaiser Road	888	286	779	1,065	—	286	779	—	1,065	143	1984	7/1/2000	30
Salvio Pacheco Square	7,963	2,108	9,092	11,200	2,267	2,108	11,359	—	13,466	1,913	1983	7/1/2000	30

	14,919	3,773	14,212	17,985	2,663	3,773	16,875	—	20,647	2,898

Total real estate owned	$216,087	$51,342	$219,931	$271,273	$12,394	$51,342	$232,325	$—	$283,667	$42,632

(A)	Approximation of fair value as of June 30, 2000 for properties acquired prior to that date as disclosed in Note 2 of Notes to Consolidated Financial Statements

Schedule III — Real Estate and Accumulated Depreciation (Continued)
Year Ended December 31, 2005

Asset Reconciliation
Balance at beginning of year	$264,741
Additions during year
Acquisitions through foreclosure	—
Other acquisitions	—
Improvements	3,532
Purchase of assets	37,688
Deductions during period	—
Cost of real estate sold	(22,000)
Impairment of assets	—
Other	(294)

Balance at end of year	$283,667

Depreciation Reconciliation
Balance at beginning of year	$37,252
Additions during period:
Acquisitions through foreclosure	—
Other acquisitions	—
Depreciation	9,137
Purchase of asset	—
Deductions during period	—
Cost of real estate sold	(3,427)
Other	(330)

Balance at end of year	$42,632

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Under the supervision and with the participation of Gayle M. Ing, the Company’s Chief Executive Officer, and James E. Klescewski, the Company’s Chief Financial Officer, management carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2005, the Company’s disclosure controls and procedures are effective.

There has been no change in the Company’s internal control over financial reporting during the period covered by this report that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Managers and Executive Officers of the Registrant

The information required by this item with respect to our Managers and compliance with Section 16(a) of the Securities Exchange Act is incorporated by reference from the information provided under the headings Proposal 1 — “Election of Managers” and “Section 16(a) Beneficial Ownership Reporting Compliance,” respectively, contained in our Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for our Annual Meeting of Members to be held June 2006 (the “Proxy Statement”). The information required by this item with respect to our executive officers is contained in Item 1 of Part I of this Form 10-K under the heading “Executive Officers of the Registrant.”

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

Except as set forth below, the information required by this item is incorporated herein by reference from the information provided under the heading “Beneficial Ownership” of the Proxy Statement.

Securities Authorized for Issuance under Equity Compensation Plans.

Equity Compensation Plan Information

Number of securities
remaining available for
	Number of Securities		future issuance under
	to be issued	Weighted-average	equity compensation
	upon exercise of	exercise price of	plans (excluding
	outstanding options,	outstanding options,	securities reflected in
Plan Category	warrants and rights	warrants and rights	column (a)
	(a)	(b)	(c)

Equity compensation plans approved by security holders	n/a	n/a	n/a
Equity compensation plans not approved by security holders	—	—	901,521 Class 3 Units

On December 8, 2005, our Board of Managers approved the adoption of the JCM Partners, LLC 2006 Long-Term Incentive Unit Award Plan (the “LTI Plan”). The LTI Plan will be administered by the Compensation Committee of the Board (the “LTI Plan Administrator”). A maximum of 901,521 Class 3 Units may be awarded under the LTI Plan minus any Units granted outside the LTI Plan pursuant to Section 2.1.3.2 of our Operating Agreement. Only employees of the Company are eligible to receive awards under the LTI Plan.

Pursuant to a resolution of the Board of Managers, dated December 8, 2005, the LTI Plan Administrator shall first award Class 3 Units under the LTI Plan in 2007, based on performance in 2006 by the Company and the recipients. Awards will be issued in five equal annual installments on April 1st beginning after the end of the LTI Plan year. Awards will be made pursuant to the terms of an LTI Plan Long-Term Incentive Unit Award Agreement, in the form approved by the LTI Plan Administrator from time to time, which will provide for an issuance schedule for awarded Class 3 Units to be issued to the recipient, as well as forfeiture, acceleration and other provisions.

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

 (a) The following documents are filed as part of this Report:

1. Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm for the Years Ended December 31, 2005, 2004 and 2003

Consolidated Balance Sheets — For the Years Ended December 31, 2005 and 2004

Consolidated Statements of Operations — For the Years Ended December 31, 2005, 2004 and 2003

Consolidated Statements of Changes in Members’ Units and Retained Earnings — For the Years Ended December 31, 2005, 2004 and 2003

Consolidated Statements of Cash Flows — For the Years Ended December 31, 2005, 2004 and 2003

Notes to Consolidated Financial Statements

2. Financial Statement

 Schedule III — Real Estate and Accumulated Depreciation

All other schedules are omitted because they are not applicable or because the required information is shown in the Consolidated Financial Statements or the Notes thereto.

3. Exhibits

 The following documents are filed as Exhibits to this Report:

Exhibit
No.			Description

2	.1(1)	—	Order Confirming Amended Joint Plan of Reorganization
2	.2(1)	—	Amended Joint Plan of Reorganization (May 9, 2000)
3	.1(1)	—	JCM Partners, LLC Certificate of Formation
3	.2(2)	—	Second Amended and Restated Operating Agreement (as of June 21, 2005)
3	.3(3)	—	Third Restated Bylaws of JCM Partners, LLC
3	.4(4)	—	Amended and Restated Certificate of Designations of Class 1 Units
3	.5(5)	—	Amended and Restated Certificate of Designations of Class 2 Units
3	.6(6)	—	Certificate of Designations of Class 3 Units
3	.7(7)	—	Certificate of Designations of Series B Preferred Units
3	.8(8)	—	First Amendment to Amended and Restated Limited Liability Company Agreement, as of June 21, 2005
4	.1(9)	—	Restrictions on Transfer of Membership Interests (revised June 25, 2003)
4	.2(10)	—	Sample Form of Application of Transfer of Units (revised April 21, 2005)
4	.3(11)	—	Form of Unit Conversion Form
10	.1(12)*	—	Form of Indemnification Agreement between JCM Partners, LLC and JCM Partners, LLC’s Managers and Executive Officers
10	.2(13)	—	Lease for JCM Partners, LLC’s executive offices located at 2151 Salvio Street, Concord, California
10	.3(14)	—	Form of Promissory Note between JCM Partners, LLC and each of Frank Deppe, Marvin Helder, Lois Mol and Computer Management Corporation Money Purchase Pension Trust
10	.4(15)*	—	Executive Management Services Agreement dated as May 1, 2004, between JCM Partners, LLC and Computer Management Corporation
10	.5(16)	—	Summary of Understanding with Barnabas Foundation and Christian Reform Home Missions Regarding Class 1 Unit Repurchases (Effective August 2004)
10	.6(17)*	—	Offer letter to James Klescewski, dated September 29, 2005
10	.7(18)*	—	2006 Long-Term Incentive Unit Award Plan of the Company
10	.8(19)	—	Addendum I to Lease for JCM Partners, LLC’s executive offices located at 2151 Salvio Street, Concord, California
21.1		—	Subsidiaries of JCM Partners, LLC
31.1		—	Rule 13-14(a) Certification of the Chief Executive Officer
31.2		—	Rule 13-14(a) Certification of the Chief Financial Officer
32.1		—	Section 1350 Certification of the Chief Executive Officer
32.2		—	Section 1350 Certification of the Chief Financial Officer
99	.1(20)	—	Condensed Consolidated Balance Sheet (unaudited) at May 31, 2005
99	.2(21)	—	Description of Securities (as revised February 10, 2006)
99	.3(22)	—	Summary of Operating Agreement (as revised February 10, 2006)

*	Indicates management contract or compensation plan or arrangement.

(1)	Incorporated by reference to the same exhibit numbers to our Registration Statement on Form 10 (File No. 000-32653) filed on October 3, 2001 with the Securities and Exchange Commission.

(2)	Incorporated by reference to Exhibit number 3.8 to our Current Report on Form 8-K, filed on July 29, 2005 with the Securities and Exchange Commission.

(3)	Incorporated by reference to Exhibit number 3.10 to our Current Report on Form 8-K, filed on July 25, 2003 with the Securities and Exchange Commission.

(4)	Incorporated by reference to Exhibit number 3.15 to our Current Report on Form 8-K, filed on July 7, 2004 with the Securities and Exchange Commission.

(5)	Incorporated by reference to Exhibit number 3.16 to our Current Report on Form 8-K, filed on July 7, 2004 with the Securities and Exchange Commission.

(6)	Incorporated by reference to Exhibit number 4.2 to our Current Report on Form 8-K, filed on October 8, 2003 with the Securities and Exchange Commission.

(7)	Incorporated by reference to Exhibit number 3.13 to our Current Report on Form 8-K, filed on January 6, 2005 with the Securities and Exchange Commission.

(8)	Incorporated by reference to Exhibit number 3.18 to our Current Report on Form 8-K, filed on June 27, 2005 with the Securities and Exchange Commission.

(9)	Incorporated by reference to Exhibit number 4.2 (contained in Part B to Application for Transfer, filed as Exhibit 99.3) to our Current Report on Form 8-K, filed on July 25, 2003 with the Securities and Exchange Commission.

(10)	Incorporated by reference to Exhibit number 99.1 to our Current Report on Form 8-K/A, filed on April 25, 2005 with the Securities and Exchange Commission.

(11)	Incorporated by reference to Exhibit number 99.1 to our Current Report on Form 8-K, filed on October 27, 2003 with the Securities and Exchange Commission.

(12)	Incorporated by reference to Exhibit number 10.4 to our Registration Statement on Form 10 (File No. 000-32653) filed on October 3, 2001 with the Securities and Exchange Commission.

(13)	Incorporated by reference to Exhibit number 10.5 to our Registration Statement on Form 10 (File No. 000-32653) filed on October 3, 2001 with the Securities and Exchange Commission.

(14)	Incorporated by reference to Exhibit number 10.6 to our Registration Statement on Form 10 (File No. 000-32653) filed on October 3, 2001 with the Securities and Exchange Commission.

(15)	Incorporated by reference to Exhibit number 10.8 to our Form 10-Q filed on May 17, 2004 with the Securities and Exchange Commission.

(16)	Incorporated by reference to Exhibit number 10.9 to our Form 10-Q filed on November 15, 2004 with the Securities and Exchange Commission.

(17)	Incorporated by reference to Exhibit number 99.1 to our Current Report on Form 8-K, filed on December 9, 2005 with the Securities and Exchange Commission.

(18)	Incorporated by reference to Exhibit number 10.10 to our Current Report on Form 8-K, filed on December 14, 2005 with the Securities and Exchange Commission.

(19)	Incorporated by reference to the same exhibit number to our Current Report on Form 8-K, filed on March 28, 2006 with the Securities and Exchange Commission.

(20)	Incorporated by reference to Exhibit number 99.1 to our Current Report on Form 8-K, filed on July 5, 2005 with the Securities and Exchange Commission.

(21)	Incorporated by reference to Exhibit number 99.1 to our Current Report on Form 8-K, filed on February 10, 2006 with the Securities and Exchange Commission.

(22)	Incorporated by reference to Exhibit number 99.2 to our Current Report on Form 8-K, filed on February 10, 2006 with the Securities and Exchange Commission.

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2006.

JCM PARTNERS, LLC,
A Delaware limited liability company

By:	/s/ Gayle M. Ing

Gayle M. Ing, President and
Chief Executive Officer
Date: March 31, 2006

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Gayle M. Ing Gayle M. Ing	President, Chief Executive Officer, Secretary and Manager (Principal Executive Officer)	March 31, 2006

/s/ James E. Klescewski James E. Klescewski	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 31, 2006

/s/ Michael W. Vanni Michael W. Vanni	Manager; Chairman of the Board	March 31, 2006

/s/ Henry M. Conversano Henry M. Conversano	Manager	March 31, 2006

/s/ Kenneth C. Dawson Kenneth C. Dawson	Manager	March 31, 2006

/s/ Frank Deppe Frank Deppe	Manager	March 31, 2006

/s/ Henry Doorn, Jr. Henry Doorn, Jr.	Manager	March 31, 2006

/s/ Marvin J. Helder Marvin J. Helder	Manager; Vice Chairman of the Board	March 31, 2006

/s/ Kenneth J. Horjus Kenneth J. Horjus	Manager	March 31, 2006

/s/ Deborah K. Jansen Deborah K. Jansen	Manager	March 31, 2006

INDEX TO EXHIBITS

Exhibit
No.			Description

2	.1(1)	—	Order Confirming Amended Joint Plan of Reorganization
2	.2(1)	—	Amended Joint Plan of Reorganization (May 9, 2000)
3	.1(1)	—	JCM Partners, LLC Certificate of Formation
3	.2(2)	—	Second Amended and Restated Operating Agreement (as of June 21, 2005)
3	.3(3)	—	Third Restated Bylaws of JCM Partners, LLC
3	.4(4)	—	Amended and Restated Certificate of Designations of Class 1 Units
3	.5(5)	—	Amended and Restated Certificate of Designations of Class 2 Units
3	.6(6)	—	Certificate of Designations of Class 3 Units
3	.7(7)	—	Certificate of Designations of Series B Preferred Units
3	.8(8)	—	First Amendment to Amended and Restated Limited Liability Company Agreement, as of June 21, 2005
4	.1(9)	—	Restrictions on Transfer of Membership Interests (revised June 25, 2003)
4	.2(10)	—	Sample Form of Application of Transfer of Units (revised April 21, 2005)
4	.3(11)	—	Form of Unit Conversion Form
10	.1(12)*	—	Form of Indemnification Agreement between JCM Partners, LLC and JCM Partners, LLC’s Managers and Executive Officers
10	.2(13)	—	Lease for JCM Partners, LLC’s executive offices located at 2151 Salvio Street, Concord, California
10	.3(14)	—	Form of Promissory Note between JCM Partners, LLC and each of Frank Deppe, Marvin Helder, Lois Mol and Computer Management Corporation Money Purchase Pension Trust
10	.4(15)*	—	Executive Management Services Agreement dated as May 1, 2004, between JCM Partners, LLC and Computer Management Corporation.
10	.5(16)	—	Summary of Understanding with Barnabas Foundation and Christian Reform Home Missions Regarding Class 1 Unit Repurchases (Effective August 2004)
10	.6(17)*	—	Offer letter to James Klescewski, dated September 29, 2005
10	.7(18)*	—	2006 Long-Term Incentive Unit Award Plan of the Company
10	.8(19)	—	Addendum I to Lease for JCM Partners, LLC’s executive offices located at 2151 Salvio Street, Concord, California
21.1		—	Subsidiaries of JCM Partners, LLC
31.1		—	Rule 13-14(a) Certification of the Chief Executive Officer
31.2		—	Rule 13-14(a) Certification of the Chief Financial Officer
32.1		—	Section 1350 Certification of the Chief Executive Officer
32.2		—	Section 1350 Certification of the Chief Financial Officer
99	.1(20)	—	Condensed Consolidated Balance Sheet (unaudited) at May 31, 2005
99	.2(21)	—	Description of Securities (as revised February 10, 2006)
99	.3(22)	—	Summary of Operating Agreement (as revised February 10, 2006)

*	Indicates management contract or compensation plan or arrangement.

(1)	Incorporated by reference to the same exhibit numbers to our Registration Statement on Form 10 (File No. 000-32653) filed on October 3, 2001 with the Securities and Exchange Commission.

(2)	Incorporated by reference to Exhibit number 3.8 to our Current Report on Form 8-K, filed on July 29, 2005 with the Securities and Exchange Commission.

(3)	Incorporated by reference to Exhibit number 3.10 to our Current Report on Form 8-K, filed on July 25, 2003 with the Securities and Exchange Commission.

(4)	Incorporated by reference to Exhibit number 3.15 to our Current Report on Form 8-K, filed on July 7, 2004 with the Securities and Exchange Commission.

(5)	Incorporated by reference to Exhibit number 3.16 to our Current Report on Form 8-K, filed on July 7, 2004 with the Securities and Exchange Commission.

(6)	Incorporated by reference to Exhibit number 4.2 to our Current Report on Form 8-K, filed on October 8, 2003 with the Securities and Exchange Commission.

(7)	Incorporated by reference to Exhibit number 3.13 to our Current Report on Form 8-K, filed on January 6, 2005 with the Securities and Exchange Commission.

(8)	Incorporated by reference to Exhibit number 3.18 to our Current Report on Form 8-K, filed on June 27, 2005 with the Securities and Exchange Commission.

(9)	Incorporated by reference to Exhibit number 4.2 (contained in Part B to Application for Transfer, filed as Exhibit 99.3) to our Current Report on Form 8-K, filed on July 25, 2003 with the Securities and Exchange Commission.

(10)	Incorporated by reference to Exhibit number 99.1 to our Current Report on Form 8-K/A, filed on April 25, 2005 with the Securities and Exchange Commission.

(11)	Incorporated by reference to Exhibit number 99.1 to our Current Report on Form 8-K, filed on October 27, 2003 with the Securities and Exchange Commission.

(12)	Incorporated by reference to Exhibit number 10.4 to our Registration Statement on Form 10 (File No. 000-32653) filed on October 3, 2001 with the Securities and Exchange Commission.

(13)	Incorporated by reference to Exhibit number 10.5 to our Registration Statement on Form 10 (File No. 000-32653) filed on October 3, 2001 with the Securities and Exchange Commission.

(14)	Incorporated by reference to Exhibit number 10.6 to our Registration Statement on Form 10 (File No. 000-32653) filed on October 3, 2001 with the Securities and Exchange Commission.

(15)	Incorporated by reference to Exhibit number 10.8 to our Form 10-Q filed on May 17, 2004 with the Securities and Exchange Commission.

(16)	Incorporated by reference to Exhibit number 10.9 to our Form 10-Q filed on November 15, 2004 with the Securities and Exchange Commission.

(17)	Incorporated by reference to Exhibit number 99.1 to our Current Report on Form 8-K, filed on December 9, 2005 with the Securities and Exchange Commission.

(18)	Incorporated by reference to Exhibit number 10.10 to our Current Report on Form 8-K, filed on December 14, 2005 with the Securities and Exchange Commission.

(19)	Incorporated by reference to the same exhibit number to our Current Report on Form 8-K, filed on March 28, 2006 with the Securities and Exchange Commission.

(20)	Incorporated by reference to Exhibit number 99.1 to our Current Report on Form 8-K, filed on July 5, 2005 with the Securities and Exchange Commission.

(21)	Incorporated by reference to Exhibit number 99.1 to our Current Report on Form 8-K, filed on February 10, 2006 with the Securities and Exchange Commission.

(22)	Incorporated by reference to Exhibit number 99.2 to our Current Report on Form 8-K, filed on February 10, 2006 with the Securities and Exchange Commission.