Form 10-Q
period 2006-03-31
JCM PARTNERS LLC
filed 2006-05-15
CIK 1139163

FORM 10-Q
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
     Yes ☐            No ☑
As of May 15, 2006, the registrant had the following Classes of Units and Series of Preferred Units outstanding of which the following number of Units and Preferred Units were owned by a wholly-owned subsidiary of the Company:

Class of Unit/Series of Preferred Unit	Owned by Members	Owned by Subsidiary	Total Outstanding
Class 1(1)	13,483,338	6,487,042	19,970,380
Class 2	14,457,550	7,071,346	21,528,896
Class 3	32,684,039	15,721,370	48,405,409
Series B Preferred	7,192,000	—	7,192,000

Total	67,816,927	29,279,758	97,096,685

(1)	Includes 9,616,833 Class 1 Units subject to redemption by June 30, 2007. See Part I — Item 1, Note 5 of Notes to Condensed Consolidated Financial Statements.

JCM PARTNERS, LLC
FORM 10-Q
For the Quarterly Period Ended March 31, 2006

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
JCM PARTNERS, LLC
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollar amounts in thousands, except per unit data)

	March 31,	December 31,
	2006	2005
ASSETS

Real estate investments, net	$233,290	$235,389
Real estate investments held for sale, net	2,467	5,646
Cash and cash equivalents	31,223	28,426
Restricted cash	833	1,478
Notes receivable	3,726	3,834
Rents receivable	105	186
Prepaid expenses	1,373	879
Deferred costs, net	2,008	2,134
Other assets	1,356	1,374

Total assets	$276,381	$279,346

LIABILITIES, REDEEMABLE UNITS, MEMBERS’ EQUITY AND RETAINED EARNINGS

LIABILITIES:
Mortgages payable	$210,723	$211,396
Mortgages payable on real estate investments held for sale	1,902	4,691
Tenants’ security deposits	2,867	2,850
Accounts payable and accrued expenses	2,407	3,687
Accrued interest	1,115	1,028
Unearned rental revenue	296	190
Mandatorily redeemable liability (See Note 5)	24,006	23,621

Total liabilities	243,316	247,463

REDEEMABLE UNITS (See Note 5):
Convertible Class 1 Units, $1 par value — 3,921,165 and 4,043,240 outstanding at March 31, 2006 and December 31, 2005, respectively	769	1,059
Redeemable Class 2 Units, $1 par value — 14,534,642 and 14,649,718 outstanding at March 31, 2006 and December 31, 2005, respectively	4,514	4,812

Total redeemable units	5,283	5,871

MEMBERS’ EQUITY (See Note 6):
Non-redeemable Class 3 Units, $1 par value — 32,655,249 and 32,450,969 outstanding at March 31, 2006 and December 31, 2005, respectively	9,960	10,499
Preferred Units Series B Preferred Units, 25,000,000 authorized; 7,192,000 Series B Preferred Units outstanding at March 31, 2006 and December 31, 2005	7,234	7,387
Distributions paid in advance (See Note 7)	(42)	—
Retained earnings	10,630	8,126

Total members’ equity	27,782	26,012

Total liabilities, redeemable units and members’ equity	$276,381	$279,346

See Accompanying Notes to Condensed Consolidated Financial Statements.

JCM PARTNERS, LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Dollar amounts in thousands, except per unit data)

	Three Months Ended
	March 31,
	2006	2005
REVENUES:
Rental	$12,238	$11,233
Interest	335	114

Total revenues	12,573	11,347

OPERATING EXPENSES:
Interest expense	3,228	2,585
Operating and maintenance	3,741	3,206
Depreciation and amortization	2,526	2,196
General and administrative	1,147	1,060
Real estate taxes and insurance	1,236	1,194
Utilities	1,088	955
Amortization of discount on mandatorily redeemable liability	577	—
Write off of deferred debt issuance costs	2	10

Total expenses	13,545	11,206

Income (loss) before discontinued operations	(972)	141

Discontinued operations:
Gain on sale	3,894	1,887
Discontinued operations, net	(418)	(199)

Income from discontinued operations	3,476	1,688

Net Income	2,504	1,829

Distributions paid to preferred unit holders	(153)	(59)

Net Income Applicable to Class 1, 2 and 3 Units	$2,351	$1,770

Income (loss) per outstanding Class 1, 2 and 3 Units:
From continuing operations — Class 1	$(.02)	$—
From discontinued operations — Class 1.06		.03

Basic and diluted — Class 1 Units	$.04	$.03

From continuing operations — Class 2	$(.02)	$—
From discontinued operations — Class 2.06		.03

Basic and diluted — Class 2 Units	$.04	$.03

From continuing operations — Class 3	$(.02)	$—
From discontinued operations — Class 3.06		.03

Basic and diluted — Class 3 Units	$.04	$.03

WEIGHTED AVERAGE CLASS 1, 2 AND 3 UNITS OUTSTANDING:
Basic and diluted — Class 1	3,721	16,617
Basic and diluted — Class 2	14,624	14,241
Basic and diluted — Class 3	32,545	31,363

Income (loss) per outstanding Preferred Units:
From continuing operations	$(.02)	$—
From discontinued operations	.06	.03

Basic and diluted — Preferred Units	$.04	$.03

WEIGHTED AVERAGE PREFERRED UNITS OUTSTANDING
Basic and diluted	7,192	2,761
See Accompanying Notes to Condensed Consolidated Financial Statements.

JCM PARTNERS, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollar amounts in thousands)

	Three Months Ended
	March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,504	$1,829
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of property	(3,894)	(1,887)
Loss on disposal of assets	51	19
Depreciation and amortization	2,526	2,452
Amortization of discount on mandatorily redeemable liability	577	—
Write off of deferred debt issuance costs	29	77
Effect of changes in:
Restricted cash	644	(1,507)
Rents receivable	81	(26)
Prepaid expenses	(493)	(53)
Deferred costs	(14)	14
Other assets	6	6
Tenants’ security deposits	16	22
Accounts payable and accrued expenses	(1,329)	(218)
Accrued interest	87	17
Unearned rental revenue	105	78
Accrued real estate taxes	48	527

Net cash provided by operating activities	944	1,350

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to real estate investments	(392)	(419)
Proceeds from disposal of assets	7,127	4,074
Payments received on notes receivable	108	—

Net cash provided by investing activities	6,843	3,655

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of Class 1, Class 2 and Class 3 Units	(57)	(276)
Payments on mortgages payable	(682)	(747)
Payoff of mortgage loans	(2,776)	(3,382)
Deferred financing costs	(15)	(37)
Proceeds from refinance of mortgages payable	—	4,308
Member distributions to Class 1, 2 and 3 and Series B Preferred Unit holders	(1,418)	(1,351)
Distributions paid in advance	(42)	(101)
Proceeds from issuance of Series B Preferred Units	—	996
Proceeds from subscriptions for Series B Preferred Units pending issuance	—	1,625

Net cash provided by (used in) financing activities	(4,990)	1,035

Net increase in cash	2,797	6,040
Cash and cash equivalents, beginning of period	28,426	6,569

Cash and cash equivalents, end of period	$31,223	$12,609

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$3,200	$2,842

Distributions applied to mandatorily redeemable liability	$192	$—

See Accompanying Notes to Condensed Consolidated Financial Statements.

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
These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited financial statements for the year ended December 31, 2005 included in the Company’s Form 10-K filed with the Securities and Exchange Commission.
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
In February 2006, the Company sold an 84 unit property in Carmichael, California for $7,400,000 resulting in a gain on sale of $3,900,000. The Company paid off the remaining $2,776,000 balance on the mortgage loan secured by the property and an additional $360,000 for prepayment penalties.
The following is a breakdown of the results of discontinued operations, including data from two properties sold during the first quarter of 2005, one property sold during the first quarter 2006 and one property held for sale as of March 31, 2006:

	Three Months Ended
	March 31,
	2006	2005
	(Amounts in thousands)
Rental revenues	$324	$1,343
Interest and other	1	—
Interest expense	(60)	(300)
Operating and maintenance	(216)	(423)
Depreciation and amortization	—	(250)
Real estate taxes and insurance	(36)	(149)
Utilities	(38)	(122)
Prepayment penalty	(364)	—
Write off of deferred debt issuance costs	(29)	(298)
Gain on sales	3,894	1,887

Total discontinued operations	$3,476	$1,688

Included in the results above is one property held for sale at the end of the quarter. This property had rental revenues of $189,000 during the quarter ended March 31, 2006.

3. SECURED LINE OF CREDIT
The Company has a revolving line of credit with a general borrowing capacity of $11,000,000, secured by two properties. The annual interest rate is the “Prime Rate” index, with a minimum rate of 5.0% on the amount borrowed. A $6,000,000 portion of the line of credit expires July 1, 2007 with the remaining $5,000,000 expiring November 1, 2007.
The Company did not use the line of credit during the three months ended March 31, 2006 or during 2005 except in connection with the bridge loan discussed in Note 4. The availability of the line of credit was reduced to accommodate a letter of credit in the amount of $2,750,000 provided by the Company as additional collateral for the bridge loan lender. Upon the repayment of the bridge loan, the letter of credit will be released and the amount available under the line of credit will be increased back to $11,000,000. The line of credit contains a financial covenant as to debt service coverage ratio with which the Company was in compliance.
4. MORTGAGES PAYABLE
The Company’s mortgages payable generally require monthly interest and principal payments. The obligations include 25 fixed rate loans and 15 variable rate loans which are secured by deeds of trust on the Company’s real estate investments. The Company is required by the terms of certain of the mortgage loans to maintain lender impound accounts for insurance, property taxes and reserves for property improvements which are recorded as restricted cash.
A $26,500,000 bridge loan was used for the September 2005 acquisition of a 272 unit apartment property located in Sacramento, California. This loan is secured by the acquired property and requires monthly interest only payments for the first 12 months at an interest rate that floats monthly at 250 basis points over the 30 day LIBOR rate. The principal balance is due at the end of the 12 month term. The loan provides the Company a right to extend the maturity date of the loan for a six month period upon proper notification and payment of a $133,000 extension fee, with the interest rate adjusting to float monthly at 275 basis points over the 30 day LIBOR rate. The Company may prepay the loan at anytime without penalty if refinanced with the same lender. If the Company refinances the loan with a different lender, there is a 1% prepayment penalty of the then unpaid principal balance of the loan.
In connection with the bridge loan, for a good faith deposit of $530,000, the Company also entered into a forward rate lock agreement to obtain a ten-year fixed rate mortgage at 5.51% through the bridge loan lender to pay off the bridge loan upon the Company’s satisfaction of conditions set forth in the agreement. Upon refinancing into this fixed rate mortgage, the good faith deposit will be returned to the Company.
In connection with the property sold in February 2006, the Company paid off one mortgage loan in the amount of $2,776,000.
5. MANDATORILY REDEEMABLE AND REDEEMABLE UNITS
The Company has authorized 300,000,000 Units and Preferred Units, of which 25,000,000 may be designated as Preferred Units. There are two classes of redeemable units authorized and outstanding: Class 1 and Class 2. The redeemable units are accounted for under EITF D-98 “Classification and Measurement of Redeemable Securities” and Accounting Series Release No. 268, “Presentation in Financial Statements of Redeemable Preferred Stocks.” Under these standards the redeemable units are presented separately from the non-redeemable units and preferred units on the Condensed Consolidated Balance Sheet. These standards do not affect the accounting for the redemption and distributions with respect to the redeemable units.
On September 28, 2005, the rights of the holders of Class 1 Units to exercise their Class 1 Put Rights expired. The holders of Class 2 Units will have the option to exercise their Class 2 Put Rights in 2010. The Company is required to redeem all Put Class 2 Units by June 30, 2012. Holders of Class 1 Units who did not exercise their Class 1 Put Rights may convert their Class 1 Units into Class 2 or Class 3 Units; accordingly, unexercised Class 1 Units remain classified as redeemable units on the Condensed Consolidated Balance Sheet. Holders of 9,864,299 Class 1 Units exercised their Class 1 Put Rights at a price of $2.78 per Class 1 Unit, for an aggregate amount of $27,422,751 (the “Aggregate Exercise

Price”). The Aggregate Exercise Price will be reduced by an amount equal to all distributions paid (on a per Class 1 Unit basis) to the holders of Put Class 1 Units from July 1, 2005 through June 30, 2006. The Company is obligated to purchase all of the Put Class 1 Units by June 30, 2007. However, the Company may purchase any Put Class 1 Units any time prior thereto at its sole discretion. The Company is not required to make purchases on a pro rata basis or pursuant to any other procedure. There are no conditions to the Company’s obligation to pay for the Put Class 1 Units.
Under SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, the Company did the following:
•	Upon receipt of the exercise notifications by Class 1 Unit holders, the Company accounted for these Units as a liability (“Mandatorily Redeemable Liability”);

•	The Company aggregated the receipt of the exercise notifications together and recorded the initial liability based on the weighted average exercise date of September 16, 2005;

•	Upon the reclassification of the Put Class 1 Units from redeemable units to a liability there was an associated reduction of Redeemable Class 1 Units value, based on “par” value of Class 1 Redeemable Units, with the difference charged to Retained Earnings. The Company made no initial charge to operations;

•	Using a discounted cash flow approach, an initial liability of $23,802,000 was determined using a 9.6% discount factor based on obligations of similar risk and with similar payment terms with a non-related party; and

•	The discount related to the net present value of the aggregate exercise price is being amortized as interest expense using an effective interest amortization method and is included in the determination of income from operations. The initial discount was $3,423,000 which was based on the Aggregate Exercise Price of $27,422,000 (less the distributions paid from July 2005 through September 2005 totaling $197,000) less the initial liability of $23,802,000. The Company recorded amortized interest expense of $577,000 for the three months ending March 31, 2006.
In December 2005, the Company redeemed 247,466 Put Class 1 Units for a net cash amount of $680,000, representing gross redemptions of $688,000 less $8,000 of distributions from July though November 2005. These units were included in the mandatorily redeemable liability and the net amount paid for these units reduced the balance of the liability. At March 31, 2006 and December 31, 2005, there were 9,616,833 units remaining to be purchased under the mandatorily redeemable liability.
The Put Class 1 Units will remain outstanding and will continue to vote and receive distributions until redeemed by the Company. Under the Company’s Operating Agreement, holders of the Put Class 1 Units will not acquire the status of creditors. Class 1 Units redeemed by the Company will be deemed cancelled and returned to the status of authorized but unissued Units.

The following is a reconciliation of the Mandatorily Redeemable Liability balance (in thousands):

Aggregate Exercise Price	$27,422
Member distributions from July to September 2005	(197)

Adjusted Aggregate Exercise Price	27,225
Initial discount	(3,423)

Initial liability	23,802
Member distributions for fourth quarter 2005	(196)
Amortization of discount for fourth quarter 2005	695
Redemption of 247,466 Put Class 1 Units in December 2005	(680)

Balance at December 31, 2005	23,621
Member distributions for first quarter 2006	(192)
Amortization of discount for first quarter 2006	577

Balance at March 31, 2006	$24,006

During the three months ended March 31, 2006, Unit holders other than our wholly owned subsidiary, converted 104,602 Class 1 Units to 32,679 Class 2 Units and 71,923 Class 3 Units; and 132,357 Class 2 Units to Class 3 Units. The Units were converted on a 1-to-1 basis.
6. NON-REDEEMABLE UNITS AND MEMBERS’ EQUITY
The Company has one class of non-redeemable Units: Class 3 Units. The Class 3 Units are not redeemable at the option of the Unit holder.
The Company has one series of Preferred Units: Series B Preferred Units. The Series B Preferred Units are redeemable by the holder upon a change of control of the Company. The Series B Preferred Units are classified within permanent equity within the guidance of EITF D-98 since the holders of the Series B Preferred Units do not have the ability to cause the Company to engage in a change of control transaction.
The non-redeemable units and preferred units outstanding are accounted for under EITF D-98 “Classification and Measurement of Redeemable Securities” and Accounting Series Release No. 268, “Presentation in Financial Statements of Redeemable Preferred Stocks.” Under these standards the non-redeemable units and preferred units are presented separately from the redeemable units.
7. DISTRIBUTIONS TO MEMBERS
During the three months ended March 31, 2006, the Company made distributions to holders of Units and Preferred Units required by the Certificates of Designations of the Class 1, Class 2, Class 3 and Series B Preferred Units, respectively, plus voluntary distributions, as follows (dollar amounts in thousands):

Class of Unit/Series of Preferred Units	Amount
Class 1 (1)(4)	$272
Class 2 (2)(4)	302
Class 3 (3)(4)	691
Series B Preferred (3)(4)	153

Total Distributions(4)	$1,418

(1)	The Class 1 mandatory monthly distribution is equal to 1/12 of $0.0775 per Class 1 Unit, or a total of $0.0775 per Class 1 Unit each year. Includes $192,000 paid to holders of Put Class 1 Units from January 1, 2006 through March 31, 2006, which will be offset against the redemption price paid for the Put Class 1 Units (see Note 5).

(2)	The Class 2 mandatory monthly distribution is equal to 1/12 of $0.0800 per Class 2 Unit, or a total of $0.0800 per Class 2 Unit each year.

(3)	The Class 3 and Series B Preferred mandatory monthly distribution is equal to 1/12 of $0.0825 per Class 3 and Series B Preferred Unit, or a total of $0.0825 per Class 3 and Series B Preferred Unit each year.

(4)	Includes voluntary monthly distributions to holders of Class 1, Class 2, Class 3 and Series B Preferred Units, equal to 1/12 of $0.0025 per Unit or a total of $0.0025 per Class 1, Class 2 and Class 3 Unit and Series B Preferred Unit each year. Excludes distributions for Units held by the Company’s wholly owned subsidiary.
On December 10, 2002, the Board of Managers declared a voluntary distribution to be paid monthly in an amount equal to 1/12 of $0.0025 per Class 1 Unit (“Voluntary Distribution”). The Voluntary Distribution remains in effect until it is terminated by the Board of Managers. Pursuant to the Certificates of Designations of the Class 2 and Class 3 Units, respectively, the Class 2 and Class 3 Units are entitled to receive no less than the same Voluntary Distribution received by the holders of the Class 1 Units on a per Unit basis. Pursuant to the Series B Certificates of Designations, the Series B Preferred Units are entitled to receive the same voluntary distributions as the Class 3 Units on a per Unit basis.
In March 2006, the Company paid $44,853 to the California Franchise Tax Board on behalf of the Company’s non-California Unit holders who had been allocated income deemed taxable by the State of California. For affected non-resident Members, the Company began withholding one-ninth of the total withholding amount paid on each Members’ behalf, starting with the April 2006 monthly distribution, so that each Member will have repaid the Company by the end of the year. If the Company repurchases or redeems Units from one of these Members prior to the end of the year, the amount paid to that Member will be reduced by any remaining amount advanced by the Company. If such a Member sells, transfers or gifts any Units to another investor, the Company will require payment of the remaining withholding amount advanced by the Company as part of the transfer. The Company did not pay the amounts above on behalf of Managers of the Company who are non-resident Members, due to the limitations created by the Sarbanes-Oxley Act of 2002, should these amounts be treated as “loans” to the Company’s Managers. Instead, Managers who are non-resident Members paid the Company these amounts simultaneously with the Company’s payment of these amounts to the California Franchise Tax Board.
8. REPURCHASE OF UNITS
During the three months ended March 31, 2006, the Company voluntarily repurchased the following Units through a wholly-owned subsidiary:

Class of Unit	# of Units	Amount
Class 1	17,473	$30,578
Class 2	15,398	26,946

Total	32,871	$57,524

All Units owned by the subsidiary are considered outstanding under the Company’s Operating Agreement for all purposes, except as noted below, including voting and participation in mandatory and other distributions paid by the Company. However, for financial reporting purposes, these Units are not considered outstanding and any distributions paid to the subsidiary are eliminated in consolidation. Accordingly, for financial reporting purposes, the number of Units outstanding at March 31, 2006 is the number of Units outstanding minus the Units owned by the Company’s subsidiary. However, for all other purposes, the Company has 89,904,685 Class 1, 2 and 3 Units outstanding. Repurchases of Units were recorded against the Member’s equity balances.
As of May 15, 2006, the Company’s wholly owned subsidiary owned the following number of Class 1, 2 and 3 Units of the Company:

Class of Unit	# of Units(1)
Class 1	6,487,042
Class 2	7,071,346
Class 3	15,721,370

Total	29,279,758

(1)	Units owned by the Company’s subsidiary are periodically allocated into Class 1, 2 and 3 Units in proportion to the Units held by all Members in accordance to Section 2.3.5 of the Company’s Operating Agreement.

9. NET INCOME PER UNIT AND PREFERRED UNIT
A separate net income per Unit is computed for four groups consisting of Class 1, Class 2, Class 3 and Series B Preferred Units applying the two-class method as interpreted in EITF Issue No. 03-6. A separate computation of weighted average Units outstanding is performed for each group. Net income is allocated to each group based on each group’s rights to net income.
10. CONTINGENCY AND LEGAL MATTERS
As of March 31, 2006, the Company is not aware of any litigation threatened against the Company other than routine litigation arising out of the ordinary course of business, some of which is expected to be covered by liability insurance, and none of which is expected to have a material adverse effect on the consolidated financial statements of the Company.
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
11. RECLASSIFICATIONS
Reclassifications were made to the 2005 condensed financial statements to conform to the 2006 presentation. Certain items were reclassified related to Discontinued Operations as discussed in Note 2 and with respect to the presentation of redeemable units.
12. SUBSEQUENT EVENTS
From April 1, 2006 through May 15, 2006, Unit holders, other than our wholly owned subsidiary, converted 54,660 Class 1 Units to 2,937 Class 2 Units and 51,723 Class 3 Units. The Units were converted on a 1-to-1 basis.
From April 1, 2006 through May 15, 2006, the Company, through its wholly owned subsidiary, repurchased an additional 80,029 redeemable Class 2 Units and 22,933 non-redeemable Class 3 Units for an aggregate price per Unit of $1.79.
On April 7, 2006, under the terms of the variable rate mortgage loan on the commercial property in Concord, California, the Company borrowed an additional $3,250,000 and converted the loan to a 6.41% fixed interest rate through the September 1, 2014 maturity date. The variable interest rate was 7.09% on March 31, 2006. The loan provides for interest only payments through April 30, 2007.
On May 5, 2006, the Company acquired a 30,000 square foot multi-tenant commercial property located in Concord, California for $4,800,000 as part of a tax deferred 1031 exchange. The property was financed with a $2,400,000 fixed rate mortgage with the remainder coming from exchange proceeds from a 130 unit property sold in December, 2005.
On May 8, 2006, the Company acquired a 19,200 square foot single-tenant commercial property located in Concord, California for $3,600,000 as part of a tax deferred 1031 exchange. The property was paid for with $1,800,000 in cash with the remainder coming from exchange proceeds from the same 130 unit property sold in December 2005 referred to above. The Company intends to place a $1,800,000 fixed rate mortgage on the property in the second quarter of 2006.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion contains forward-looking statements and should be read in conjunction with the Condensed Consolidated Financial Statements and Notes set forth in Item 1 above. See our statement that is set forth after the Table of Contents regarding forward-looking statements.
Results of Operations
Overview
The Company generates revenues from the leasing and, to a lesser extent, sales of residential and commercial properties it owns in California.
Total rental revenue from our continuing operations in the first quarter of 2006 increased $304,000 over the prior year period, excluding residential revenue of $701,000 from an apartment property purchased in September 2005. Rental revenue increases were realized in both our continuing residential properties and continuing commercial properties. Approximately 92% of rental revenue came from continuing apartment properties and 8% from continuing commercial properties. We expect very little rental revenue growth from our continuing operations until late in 2006 as some of our apartment markets have been experiencing increased supply from new construction and we continue to rely on rent concessions to lease apartments. Both our residential and commercial markets have been experiencing improving but slow employment growth, hindering the demand for both rental housing and office space.
We realized net income of $2,504,000 for the quarter ended March 31, 2006, an increase of $675,000 over the quarter ended March 31, 2005 due to the gain on sales from properties offsetting the first quarter loss from continuing operations. Gain on sales realized from properties sold in the first quarter of 2006 increased $2,007,000 over the 2005 comparable period, offset by a $219,000 increase in the loss from discontinued operations. The 2006 first quarter net loss from continuing operations of $972,000 represented a decrease of $1,113,000 over the net income of $141,000 for the 2005 first quarter. The decrease was primarily attributable to the $577,000 amortization of the mandatorily redeemable liability and a $623,000 loss from our apartment property acquired in September 2005.
Property Occupancy
The table below sets forth the overall weighted average occupancy levels for our properties, by type of property, owned at March 31, 2006, December 31, 2005 and March 31, 2005. The weighted average occupancy is calculated by multiplying the occupancy of each property by its square footage and dividing by the total square footage in the portfolio.

		Occupancy at
	March 31,	December 31,	March 31,
Property Type	2006	2005	2005
Apartment Communities	93.5%	93.8%	94.7%
Commercial Properties	91.5%	88.9%	89.4%
The overall weighted average occupancy level for our entire property portfolio as of March 31, 2006 was 93.2%, compared to 93.8% at March 31, 2005.
Occupancy at our apartment communities at March 31, 2006 decreased to 93.5% from 93.8% at December 31, 2005. The decrease was primarily due to overall decreased occupancy in the Sacramento, Tracy/Manteca and Fairfield/Vacaville regions partially offset by increased occupancy in the Stockton and Modesto/Turlock regions. Excluding the apartment property purchased in September 2005, occupancy would have been 94.1% at March 31, 2006.
Contributing factors influencing our ability to improve or maintain occupancy include the California economy, continuing competition with providers of other forms of multifamily residential properties and single-family housing and a significant increase in the construction of new apartment communities where our properties are located. We believe occupancy will remain relatively stable at this level for the remainder of 2006 due to a continuing management implemented cross-marketing program, resident referral program, resident retention focus and rent concession incentives.
Our future apartment occupancy rates will be subject to numerous factors, many of which are outside of our control. We believe that the remainder of 2006 will continue to be challenging on the leasing front. The California economy appears to be recovering from its slowdown and there has been recent favorable news regarding the California deficit, however, the impact to our submarkets is unknown. Forecasts in trade journals and marketing reports for our submarkets indicate relatively flat rents and some decreasing occupancies with optimism for a pick up by late 2006 pegged to steady job growth and dwindling affordability and declining consumer confidence in the single-family housing market. However, unsold condominiums entering the market as rentals could dampen rent increases and occupancy due to increased rental supply. We believe that consumers continue to carefully consider how much they are willing to spend on housing, which is putting pressure on rents. In the recent past, historically low mortgage rates have enabled more renters to purchase homes. Buying or renting single-family housing was the reason given by many residents who moved out of our apartment properties during the prior two years. If mortgage rates continue to increase or stay flat at first quarter 2006 levels, we anticipate over time slightly less pressure on rents and occupancies, as renters may be less able to purchase homes; however, we cannot predict when changes in mortgage rates will occur or how quickly such changes will impact our properties.
Qualified potential residents continue to be difficult to find. Our market surveys indicate that a number of competitors have decreased asking rents, as we have done at selected properties in order to remain competitive. Many of our competitors give rent concessions. We give them as well at many properties, such as a discount off a first month’s rent. Accordingly, there can be no assurance that our future occupancy or rental rates will not be significantly less than our occupancy and rental rates at March 31, 2006.
Occupancy at our commercial properties increased to 91.5% at March 31, 2006 from 88.9% at December 31, 2005 primarily from improved occupancy at our Concord office building and to a lesser extent improved occupancy at our Napa properties. Our commercial submarkets had the following occupancy levels at March 31, 2006 and December 31, 2005.

	March 31, 2006	December 31, 2005
Concord	87.9%	85.2%
Napa	95.6%	93.2%
While affected by the soft market for large blocks of office space in the San Francisco Bay Area, our Concord office building rental rates are moderate and the building is located and designed to serve small local users and regional branch offices with a portion of the ground space designated for retail. Since we have the financial capacity to remodel or divide existing suites to suit market demand and can provide significant tenant improvements to attract new tenants, we expect the demand from such tenants to continue to improve occupancy over the next few quarters. We continue to aggressively market the available space.
Market conditions for leased space in commercial buildings remain highly competitive in the San Francisco Bay Area. The general economic decline and job loss in the technology industry have reduced demand for commercial buildings in most San Francisco Bay Area submarkets. Vacancy rates have gone up and rents have come down considerably from the peaks reached in early 2000. However, the recent beginning of the recovery from California’s economic slowdown and budget problems and the improving technology industry have resulted in somewhat improved vacancy rates and increasing rents.
Funds From Operations
We use a supplemental performance measure, Funds from Operations (“FFO”), along with net income, to report operating results. We believe that in our industry, FFO provides relevant information about operations and is useful, along with net income, for an understanding of our operating results. The Company believes that FFO is useful as a measure of the performance of the Company because, along with cash flows from operations, investing activities, and financing activities, it provides an understanding of the Company’s ability to incur and service debt, make capital expenditures and make distributions to Members. FFO is calculated by making various adjustments to net income. Depreciation, amortization, amortization of the discount on the mandatorily redeemable liability, impairment loss, and write off of deferred debt issuance costs are added back to net income, as they represent non-cash charges. In addition, gains on sale of real estate investments are excluded from the FFO calculation. FFO is not a measure of operating results or cash flows from operating activities as defined by accounting principles generally accepted in the United States. Further, FFO is not necessarily indicative of cash available to fund cash needs and should not be considered as an alternative to cash flows as a measure of liquidity.
Comparative Funds From Operations

	Three Months Ended
(Dollars in Thousands,	March 31,
Except Per Unit Amounts)	2006	2005
Net Income	$2,504	$1,829
Adjustments:
Depreciation and amortization :
Real property	2,387	2,050
Capitalized leasing expenses	21	33
Write off of deferred debt issuance costs	2	10
Amortization of discount on mandatorily redeemable liability	577	—
Discontinued operations:
Depreciation, real property	—	250
Gain on sale of property	(3,894)	(1,887)
Write off of deferred debt issuance costs	29	67

Funds from operations	$1,626	$2,352

Funds from operations per outstanding Class 1, 2 and 3 Units:
Class 1	$.03	$.04

Class 2	$.03	$.04

Class 3	$.03	$.04

Income (loss) per outstanding Class 1, 2 and 3 Units: (per Statements of Operations):
From continuing operations — Class 1	$(.02)	$—
From discontinued operations — Class 1.06		.03

Basic and diluted — Class 1 Units	$.04	$.03

From continuing operations — Class 2	$(.02)	$—
From discontinued operations — Class 2.06		.03

Basic and diluted — Class 2 Units	$.04	$.03

From continuing operations — Class 3	$(.02)	$—
From discontinued operations — Class 3.06		.03

Basic and diluted — Class 3 Units	$.04	$.03

WEIGHTED AVERAGE CLASS 1, 2 AND 3 UNITS OUTSTANDING:
Basic and diluted — Class 1	3,721	16,617
Basic and diluted — Class 2	14,624	14,241
Basic and diluted — Class 3	32,545	31,363

Funds from operations per outstanding Preferred Units	$.03	$.04

Income (loss) per Preferred Units (per Statement of Operations):
From continuing operations	$(.02)	$—
From discontinued operations	.06	.03

Basic and diluted	$.04	$.03

WEIGHTED AVERAGE PREFERRED UNITS OUTSTANDING:
Basic and diluted	7,192	2,761

For the quarter ending March 31, 2006, FFO was $1,626,000 as compared to $2,352,000 for the same quarter last year, a decrease of $726,000. The decrease was primarily due to the quarter-over-quarter decreases in (i) income from discontinued operations of $219,000 and (ii) income from continuing operations of $536,000, after adding back the discount for the mandatorily redeemable liability.
Three Months Ended March 31, 2006 Compared to the Three Months Ended March 31, 2005
Total rental revenue from our continuing operations in the first quarter of 2006 increased $304,000 over the prior year period, excluding residential revenue of $701,000 from the apartment property purchased in September 2005. Rental revenue increases were realized in both our continuing residential properties and continuing commercial properties.
During the first quarter of 2006, rental revenue from our apartment communities was $11,317,000, compared to $10,440,000 during the first quarter last year, excluding rental revenue from discontinued operations. The $877,000 increase was primarily related to $701,000 of rental revenue from the apartment property purchased in September 2005, year-over-year increases in rents for 64% of the remaining properties and slightly higher occupancies, partially offset by higher rent concessions.
Rental revenue generated by our commercial properties was $921,000, up approximately $128,000 from $793,000 in the same quarter last year, excluding rental revenue from discontinued operations. The increase was primarily attributable to higher rental rates and increased occupancies at our Concord office building.
During the three months ended March 31, 2006, average monthly rental rates per square foot for same-store apartment communities and commercial properties on a combined basis increased by approximately 0.4%. Additionally, same-store rental rates increased approximately 0.9% compared to the quarter ended March 31, 2005 due to increases in rental rates for same-store apartment communities and commercial properties. Our ability to continue to increase rents will largely depend on the changes in the real estate market and on general economic conditions in the areas in which we own properties. Same-store properties are defined as those properties owned by us during all months of the reporting periods and additionally any new properties acquired during the year. Average monthly rental rates are defined as contract rents for occupied units plus estimated market rents for vacant units divided by the total square footage in the portfolio at the end of the reporting periods.
During the three months ended March 31, 2006, the same-store average monthly rental rates per square foot for our apartment communities were flat but increased 1.2% over the quarter ended March 31, 2005. The increase was attributable to increased rents both to existing residents upon lease expiration and to new residents upon move-in. The average monthly rental rates per square foot for same-store apartment communities were $1.09 as of March 31, 2006 and December 31, 2005 and $1.08 as of March 31, 2005.
During the three months ended March 31, 2006, the same-store average monthly rental rates per square foot for our commercial properties decreased by approximately 1.4% from December 31, 2005 but increased 4.2% over the quarter ended March 31, 2005. These changes were primarily attributable to tenant lease activity at our Concord office building. The decrease in the first quarter of 2006 was primarily due to rent concessions provided to one tenant. The year-over-year change was the result of increased rents to new tenants upon move-in and rent adjustments as allowed in existing leases. The average monthly rental rates per square foot for same-store commercial properties were $1.43 as of March 31, 2006, $1.45 as of December 31, 2005 and $1.37 as of March 31, 2005.
Interest revenue increased by $221,000 for the three months ended March 31, 2006 as compared to the same period last year primarily due to higher cash balances as a result of property sales and rising interest rates.
Expenses From Continuing Operations
Total expenses (which include interest expense, operating and maintenance, depreciation and amortization, general and administrative, real estate taxes and insurance, utilities, amortization of discount on mandatorily redeemable liability and write off of deferred debt issuance costs) were $13,545,000 for the three months ended March 31, 2006 compared to

$11,206,000 for the same period in 2005, an increase of approximately 21%, or $2,339,000 excluding expenses from discontinued operations. The various components of total expenses are discussed in more detail below.
Interest expense. In the first quarter 2006, interest expense was $3,228,000, up from $2,585,000 for the same period last year, an increase of $643,000, excluding interest expense from discontinued operations. The 25% increase was primarily due to $475,000 of interest expense on the bridge loan used for our September 2005 acquisition property, $39,000 higher interest on the variable rate mortgage on our Concord office building and interest on approximately $18,000,000 average higher outstanding loan balances than the first quarter of last year.
Operating and maintenance expenses. For the quarter, operating and maintenance expenses were $3,741,000, up from $3,206,000 for the first quarter last year, excluding operating and maintenance expenses from discontinued operations. The $535,000 increase was due to higher expenditures for our apartment rehabilitation program of $215,000, management and leasing costs of $63,000, bad debt of $59,000, advertising of $40,000 and other operating and maintenance expenses of $158,000.
Depreciation and amortization expenses. During the first quarter in 2006, depreciation and amortization expenses were $2,526,000 as compared to $2,196,000 for the first quarter in 2005, excluding depreciation and amortization expense from discontinued operations. The increase of $330,000 was primarily attributable to $332,000 of depreciation expense related to our September 2005 acquisition property. Depreciation on additional capitalized property improvements to existing properties was offset by declining depreciation expense on older and fully depreciated property.
General and administrative expenses. General and administrative expenses were $1,147,000 for the quarter, up from $1,060,000 for the same period last year, excluding general and administrative expenses from discontinued operations. The increase of $87,000 was primarily due to Board of Managers’ compensation related to the program implemented mid-2005 of $46,000 and additional personnel costs of $44,000.
Real estate taxes and insurance expenses. Real estate taxes and insurance expenses were $1,236,000 in the quarter ended March 31, 2006, up from $1,194,000 for the same period last year, excluding real estate taxes and insurance expenses from discontinued operations. The $42,000 increase was primarily due to a $109,000 increase in real estate taxes offset by a $73,000 decrease in liability, flood and workers’ compensation insurance costs due primarily to the implementation of a diligent accident prevention program. The $109,000 increase in real estate taxes was primarily attributable to $105,000 in real estate taxes for our Sacramento apartment property acquired in September 2005 with the remainder from normal annual increases in assessed values.
Utility expenses. Utility expenses were $1,088,000 for the quarter, as compared to $955,000 for the same quarter last year, an increase of $133,000, excluding utility expenses from discontinued operations. This change was due primarily to increased costs for sewer and natural gas service.
Amortization of discount on mandatorily redeemable liability. As further explained in Note 5 of the Notes to Condensed Consolidated Financial Statements, the mandatorily redeemable liability related to the Put Class 1 Units was established in September 2005. Amortization of the discount amounted to $577,000 for the quarter ended March 31, 2006.
Net Income (Loss) Before Discontinued Operations
During the three months ended March 31, 2006, net loss before discontinued operations was $972,000 compared to net income of $141,000 for the same period last year. This $1,113,000 decrease was due to higher total revenues offset by higher expense in all categories as previously described, except the write off of deferred debt issuance costs.
Discontinued Operations
During the quarter ended March 31, 2006, income from discontinued operations was $3,476,000 compared to income of $1,688,000 for the same period last year, an increase of $1,788,000. The increase was due primarily to a $2,007,000 increase from the gain on the sale of properties partially offset by a decrease of $219,000 in operating income.

NET INCOME
During the quarter ended March 31, 2006, we recorded a net income of $2,504,000 compared to a net income of $1,829,000 for the first quarter last year, an increase of $675,000. This increase was due to higher income from the gain on sale of properties offset by higher losses from continuing and discontinued operations.
Effects of Inflation on Operations
We believe the direct effects of inflation on our operations have been inconsequential. However, on a going forward basis, if the recent increase in gasoline prices are sustained or further increase, we believe this could impact our residents’ decision as to where they live in relation to their place of employment and how much they pay for housing. The direct effects to our operations is unknown.
Liquidity and Capital Resources
Short-Term Liquidity
As of March 31, 2006, our short-term liquidity needs included normal operating requirements, ongoing capital improvements, monthly principal amortization of our debt, “bridge” funding needs for acquisitions in connection with Section 1031 exchanges (“Section 1031 Acquisitions”), voluntary repurchases of Units and certain mandatory distributions required to be made to our Class 1, Class 2 and Class 3 Unit holders and Series B Preferred Unit holders. We expect to meet these requirements through net cash provided by operations and available cash. However, if needed for Unit repurchases, capital improvements or “bridge” funding needs for Section 1031 Acquisitions, we may increase our debt by drawing on our line of credit, refinancing certain mortgage obligations or through mortgage borrowing on our debt-free properties. Under the terms of our Class 1 Certificate of Designations, we have the option, but not the obligation to pay for Put Class 1 Units prior to June 30, 2007. Accordingly, our short-term liquidity needs could include purchases of Put Class 1 Units. See “Put Rights” below. We do not expect that rent increases upon tenant turnover and lease expirations, subject to market and general economic conditions, will have a significant impact on our short-term liquidity.
Long-Term Liquidity
Our long-term liquidity requirements include scheduled debt maturities, capital improvements, certain mandatory distributions required to be made to our Class 1, Class 2 and Class 3 Unit holders and Series B Preferred Unit holders and voluntary repurchases of Units and Preferred Units. Our long-term liquidity requirements also include our redemption obligations to holders of Class 1 and 2 Units. See “Put Rights” below. Cash flows from operations, including the effects of any rent increases, will not be sufficient to meet some of these long-term requirements, such as remaining balances due at loan maturities and our obligations to redeem Put Class 1 and 2 Units. Accordingly, it will be necessary for us to refinance the mortgages on certain of our properties or sell some properties. There can be no assurance that we will be able to refinance on terms advantageous to us, however, especially if interest rates rise in the future. See also “Plan to Fund Redemptions” below.
Put Rights
     Class 1 Put Rights
On September 28, 2005, the rights of the holders of Class 1 Units to exercise their Class 1 Put Rights expired. We are obligated under the terms of the Class 1 Put Rights to purchase the 9,864,299 Put Class 1 Units at a price of $2.78 per Class 1 Unit for an aggregate amount of $27,422,751 (the “Aggregate Exercise Price”). The Aggregate Exercise Price will be reduced by an amount equal to all Class 1 distributions paid (on a per Class 1 Unit basis) to the holders of Put Class 1 Units from July 1, 2005 through June 30, 2006. We are required to purchase all of the Put Class 1 Units by June 30, 2007. However, we may purchase Put Class 1 Units any time prior thereto at our sole discretion. Since the exercise date through March 31, 2006 and for the quarter ending March 31, 2006, we have redeemed the following number of Put Class 1 Units for the net cash amounts shown below:

Put Class 1
Quarter Ended	Units Redeemed	Net Cash
December 31, 2005 (1) March 31, 2006	247,466 —	$680,000(2) —

(1)	Also includes the last three days of September 2005.

(2)	Net cash amount represents gross redemptions of $688,000 less $8,000 of distributions from July 2005 through November 2005.
As of March 31, 2006, we have 9,616,833 Put Class 1 Units remaining to be redeemed by June 30, 2007. We are not required to make purchases on a pro-rata basis or pursuant to any other procedure. However, we will not purchase any Put Class 1 Units prior to June 30, 2007 unless we determine that we have the funds available and it is in our best interest to do so. There are no conditions to our obligation to pay for the Put Class 1 Units.
The Put Class 1 Units will remain outstanding and will continue to vote and receive distributions until redeemed. Under our Operating Agreement, holders of the Put Class 1 Units will not acquire the status of creditors. Redeemed Class 1 Units will be cancelled and returned to the status of authorized but unissued Units.
Our pending payment for the Put Class 1 Units has been reflected in the Condensed Consolidated Balance Sheet through an increase in Liabilities (Mandatorily redeemable liability) and an associated reduction of Redeemable Class 1 Units (based on “par” value of Redeemable Class 1 Units) and Retained Earnings. This amount is equal to the total payment to be made for the Put Class 1 Units, adjusted for our anticipated timing of payments per FASB Standard of Financial Accounting Standard No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. As we pay for the Put Class 1 Units, the associated liability will be removed and cash will be decreased. Our plan to pay for the Put Class 1 Units is set forth under “Plan to Fund Redemptions” below.
     Class 2 Put Rights
Our Class 2 Unit holders have a right to require us to redeem some or all of their Class 2 Units by June 30, 2012. Our Board of Managers will meet no later than December 27, 2010 to determine whether we should continue operations beyond June 30, 2012.
Plan to Fund Redemptions
We currently have sufficient cash to redeem the remaining 9,616,833 Put Class 1 Units. In addition, we have $8,275,000 under our Line of Credit available for additional borrowings. See Note 3 to the Notes to Condensed Consolidated Financial Statements. Our cash was obtained primarily from the sales of properties in 2004 through 2006 and the proceeds of our Series B Preferred Unit offering. We believe it is too early to establish a redemption plan for Class 2 Units which may be put to us in 2010 for redemption by June 30, 2012. However, as of March 31, 2006, we have outstanding 18,455,807 Units that are either Class 2 Units or convertible into Class 2 Units.
Relationship between Distributions to Unit and Preferred Unit Holders and Funds from Operations and Available Cash
For the three months ended March 31, 2006 and the year ended December 31, 2005, we have been able to fund distributions to Members from Funds from Operations. When taking into account the principal payments we are required to make on our mortgage loans, we had insufficient funds from operations to pay for both Member distributions and our required principal payments during the quarter ended March 31.
The chart set forth below shows the relationship between funds from operations, Member distributions and principal payments for the three months ended March 31, 2006 and the year ended December 31, 2005 (in thousands):

	Three Months	Year Ended
	Ended	December 31,
	March 31, 2006	2005
Funds from Operations	$1,626	$8,882
Member distributions	(1,418)	(5,601)

Subtotal	208	3,281
Principal payments	(682)	(2,928)

Total	$(474)	$353

Other
     Unrestricted Cash
At March 31, 2006, we had unrestricted cash totaling $31,223,000, compared to $28,426,000 at December 31, 2005. This $2,797,000 increase was attributable to net cash provided by operations of $944,000, net cash provided by investing activities of $6,843,000 and net cash used in financing activities of $4,990,000.
     Restricted Cash
The terms of certain of our mortgages require impound accounts for the payment of insurance, property taxes, replacement reserves and lender holdbacks on proceeds from new mortgages for immediate repair improvements, as well as scheduled principal and interest payments on the debt. We classify these impound accounts as restricted cash on our balance sheet. At March 31, 2006, our restricted cash totaled $833,000 compared to $1,478,000 at December 31, 2005. The $645,000 decrease primarily related to reductions in replacement reserve impounds of $300,000 and property tax impounds of $400,000, offset by slight increases in insurance and other impound accounts.
     Net Cash from Operations
Net cash provided by operations during the three months ended March 31, 2006 was $944,000, which reflects net income of $2,504,000 adjusted for the gain on sale of property of $3,894,000, loss on disposal of assets of $51,000, write off of deferred debt issuance costs of $29,000, non-cash depreciation and amortization charges of $3,103,000 and less the net effect of changes in operating assets and liabilities of $891,000, primarily from a decrease in accounts payable and accrued expenses of $1,329,000 offset by an increase in prepaid expenses of $493,000. For the same period last year, net cash provided by operations was $1,350,000, which reflects net income of $1,829,000 adjusted for the gain on sale of property of $1,887,000, non-cash depreciation and amortization charges of $2,452,000, loss on disposal of assets of $19,000, write off of deferred debt issuance costs of $77,000 and less the net effect of changes in operating assets and liabilities of $1,140,000, primarily from an increase in restricted cash of $1,507,000 offset by an increase in accrued real estate taxes of $527,000.
     Cash Flows From Investing Activities
Net cash provided by investing activities was $6,843,000 for the three months ended March 31, 2006 consisting of $7,127,000 from the disposal of assets and $108,000 of payments on notes receivable, offset by $392,000 used for additions to real estate investments. For the same period last year, net cash provided by investing activities was $3,655,000 consisting of $4,074,000 from disposal of assets offset by $419,000 for additions to real estate investments.
     Cash Flows From Financing Activities
Net cash used in financing activities for the three months ended March 31, 2006 was $4,990,000. The uses of cash were repurchases of Class 1, Class 2 and Class 3 Units in the amount of $57,000, principal payments on mortgage notes of $682,000, payoff of mortgage loans of $2,776,000, deferred financing costs of $15,000, distributions paid in advance of $42,000 and distributions to Unit and Preferred Unit holders in the amount of $1,418,000. For the same period last year, net cash provided by financing activities was $1,035,000. The uses of cash were repurchases of Class 1, Class 2 and Class

3 Units in the amount of $276,000, distributions to Unit and Preferred Unit holders in the amount of $1,351,000, distributions paid in advance of $101,000, principal payments on mortgage notes of $747,000, payoff of mortgage loans of $3,382,000 and deferred financing costs of $37,000. This was offset by proceeds received from the refinance of certain mortgage loans of $4,308,000, proceeds from the issuance of Series B Preferred Units of $996,000 and proceeds of $1,625,000 from subscriptions for Series B Preferred Units pending issuance.
     Long-Term Debt
Our long-term debt consists of 40 real estate mortgages totaling $212,625,000 as of March 31, 2006. One mortgage is secured by three properties and 39 mortgages are secured individually by one of 38 properties with one property having a second mortgage. This debt generally requires monthly payments of principal and interest. As of March 31, 2006, the weighted average interest rate on our real estate mortgages was 6.1% compared to 5.91% at the same time last year. This increase was primarily due to the increase in the weighted average interest rate on mortgages with variable rates offset by the payoff of mortgages on properties sold in 2005 which had higher fixed interest rates.
     Line of Credit
We maintain a line of credit in the amount of $11,000,000. The interest rate on borrowings on our line of credit is the higher of 5% or the “Prime Rate”. A $6,000,000 portion of the line of credit matures on July 1, 2007 with the remaining $5,000,000 expiring November 1, 2007. We did not use the line of credit during the three months ended March 31, 2006 or during 2005, except in connection with the bridge loan where the availability was reduced from $11,000,000 to $8,250,000, when we provided a $2,750,000 letter of credit as additional collateral for our bridge loan. See Notes 3 and 4 to the Condensed Consolidated Financial Statements for additional information.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our primary market risk exposure results from changes in interest rates on our debt obligations. We are vulnerable to increases in the interest rates on our variable rate mortgage notes and line of credit. Of our $212,625,000 of mortgage debt at March 31, 2006, $57,477,000, or 27% has variable interest rates. We are also vulnerable to significant increases in interest rates to the extent that we refinance our mortgage notes or incur additional debt in the future. We may need to incur additional debt to help finance the redemption of the Class 2 Units that we are required to redeem by June 30, 2012. On an ongoing basis, we actively monitor and manage interest costs on our variable rate debt through refinancing of certain of our mortgage loans with variable interest rates and converting them to favorable fixed interest rates or more favorable variable interest rates. We have also managed our interest costs by using forward rate lock agreements to secure fixed interest rates on permanent financing for acquisitions.

The following table presents information about our debt obligations at March 31, 2006. The table presents scheduled principal payments and related weighted average interest rates by expected maturity dates. The weighted average interest rates shown for 2006 are calculated as of March 31, 2006.

(Dollar Amounts in Thousands)	2006	2007	2008	2009	2010	Thereafter
Mortgage loans with fixed rates maturing through October 2014 (1)	$1,808	$1,924	$2,048	$24,222	$18,666	$66,789
Weighted average interest rate	6.28%	(1)	(1)	(1)	(1)	(1)
Mortgage loans with fixed rates that become variable between August 2007 and January 2010 maturing through 2033 (2)	$740	$780	$821	$884	$884	$35,582
Weighted average interest rate	5.20%	(2)	(2)	(2)	(2)	(2)
Mortgage loans with variable rates maturing through 2033 (3)	$225	$321	$390	$667	$684	$55,190
Weighted average interest rate	5.74%	(3)	(3)	(3)	(3)	(3)

(1)	Twenty-five loans with rates ranging from 5.21% to 7.13% with the earliest loan maturing February 2009.

(2)	Ten loans with initial fixed rates ranging from 4.60% to 5.63% as of March 31, 2006.

(3)	Five loans with rates ranging from 4.70% to 6.36% as of March 31, 2006. In April 2006, one loan with a current rate of 7.09% was converted to a fixed 6.41% rate loan with a September 1, 2014 maturity date.
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
Item 1. Legal Proceedings
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
Item 1A. Risk Factors
There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
ISSUER PURCHASES OF SECURITIES

				Approximate Dollar
			Total Number of Units	Value that May Yet
			Purchased as Part of	Be Purchased Under
	Total Number of	Average Prince	Publicly Announced	The Plan or
Period	Units Purchased(1)	Paid per Unit	Plans or Programs	Programs(2)
January 1-31, 2006	Class 1 — None	$—	—
	Class 2 — None	$—	—
	Class 3 — None	$—	—	$46,743,045
February 1-28, 2006	Class 1 — 4,368	$1.75	4,368
	Class 2 — None	$—	—
	Class 3 — None	$—	—	$46,743,045
March 1-31, 2006	Class 1 — 13,105	$1.75	13,105
	Class 2 — 15,398	$1.75	15,398
	Class 3 — None	$—	—	$46,743,045
Total First Quarter	Class 1 — 17,473	$1.75	17,473
	Class 2 — 15,398	$1.75	15,398
	Class 3 — None	$—	—

(1)	Only our Class 1 Units are registered under the Exchange Act.

(2)	In addition to the Units that may be repurchased as described below, the Company is obligated to redeem Class 1 and Class 2 Units that are put to the Company in accordance with the put rights of the Class 1 and Class 2 Units, respectively. See the Company’s Revised Description of Securities, filed as Exhibit 99.9 to our Form 8-K filed with the Securities and Exchange Commission on February 10, 2006. The Company is obligated to redeem the 9,864,299 Put Class 1 Units by June 30, 2007. See Note 5 of our Notes to Condensed Consolidated Financial Statements in Part I, Item 1. The full amount of the Company’s obligations for the 9,864,299 Put Class 1 Units was $27,422,751 (9,864,299 x $2.78 exercise price). The amount set forth in this column reflects the sum of (i) the $20,000,000 amount available for voluntary unit repurchases described below plus (ii) (a) the $27,422,751 amount required to redeem Put Class 1 Units minus (b) any Put Class 1 Units redeemed by the Company. In addition, upon a change of control of the Company, as defined in the Series B COD, the Company is obligated to repurchase the Series B Preferred Units. See the Company’s Revised Description of Securities.
In March 2004, the Board of Managers authorized the repurchase of up to $20,000,000 of Units in any given month, superseding the previous authorization set in December 2001. The authorization will remain in effect until modified or terminated by the Board of Managers. The Company, through its wholly-owned subsidiary, may repurchase its Units from Members, when opportunities exist to buy at prices which are consistent with the Company’s unit repurchase guidelines. See our Form 10-K for the year ending December 31, 2005, Part I — Item 1. Business—Voluntary Unit and Preferred Unit Repurchases for additional information.

Item 6. Exhibits
31.1	Rule 13-14(a) Certification of the Chief Executive Officer

31.2	Rule 13-14(a) Certification of the Chief Financial Officer

32.1	Section 1350 Certification of the Chief Executive Officer

32.2	Section 1350 Certification of the Chief Financial Officer

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JCM Partners, LLC

Date: May 15, 2006	By:	/s/ GAYLE M. ING
Gayle M. Ing
President and Chief Executive Officer

	By:	/s/ JAMES E. KLESCEWSKI
James E. Klescewski
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Designation	Description
Exhibit 31.1	Rule 13-14(a) Certification of the Chief Executive Officer

Exhibit 31.2	Rule 13-14(a) Certification of the Chief Financial Officer

Exhibit 32.1	Section 1350 Certification of the Chief Executive Officer

Exhibit 32.2	Section 1350 Certification of the Chief Financial Officer