Form 10-Q
period 2006-06-30
JCM PARTNERS LLC
filed 2006-08-14
CIK 1139163

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 14, 2006, the registrant had the following Classes of Units and Series of Preferred Units outstanding of which the following number of Units and Preferred Units were owned by a wholly-owned subsidiary of the Company:

Class of Unit/Series of Preferred Unit	Owned by Members	Owned by Subsidiary	Total Outstanding
Class 1(1)	13,338,262	6,503,681	19,841,943
Class 2	14,533,841	7,026,669	21,560,510
Class 3	32,674,487	15,792,741	48,467,228
Series B Preferred	7,192,000	—	7,192,000

Total	67,738,590	29,323,091	97,061,681

(1)	Includes 9,581,829 Class 1 Units subject to redemption by June 30, 2007. See Part I — Item 1, Notes 7 and 14 of Notes to Condensed Consolidated Financial Statements.

JCM PARTNERS, LLC
FORM 10-Q
For the Quarterly Period Ended June 30, 2006

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
JCM PARTNERS, LLC
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollar amounts in thousands, except per unit data)

	June 30,	December 31,
	2006	2005
ASSETS

Real estate investments, net	$239,835	$235,389
Real estate investments held for sale, net	2,475	5,646
Cash and cash equivalents	33,690	28,426
Restricted cash	1,359	1,478
Notes receivable	319	3,834
Rents receivable	119	186
Prepaid expenses	532	879
Deferred costs, net	1,945	2,134
Other assets	1,115	1,374

Total assets	$281,389	$279,346

LIABILITIES, REDEEMABLE UNITS, MEMBERS’ EQUITY AND RETAINED EARNINGS

LIABILITIES:
Mortgages payable	$217,558	$211,396
Mortgages payable on real estate investments held for sale	1,895	4,691
Tenants’ security deposits	2,948	2,850
Accounts payable and accrued expenses	2,060	3,687
Accrued interest	1,118	1,028
Unearned rental revenue	256	190
Mandatorily redeemable liability (See Note 7)	24,391	23,621

Total liabilities	250,226	247,463

REDEEMABLE UNITS (See Note 7):
Convertible Class 1 Units, $1 par value — 3,791,505 and 4,043,240 outstanding at June 30, 2006 and December 31, 2005, respectively	627	1,059
Redeemable Class 2 Units, $1 par value — 14,529,550 and 14,649,718 outstanding at June 30, 2006 and December 31, 2005, respectively	4,104	4,812

Total redeemable units	4,731	5,871

MEMBERS’ EQUITY (See Note 8):
Non-redeemable Class 3 Units, $1 par value — 32,677,487 and 32,450,969 outstanding at June 30, 2006 and December 31, 2005, respectively	9,239	10,499
Preferred Units
7,192,000 Series B Preferred Units outstanding at June 30, 2006 and December 31, 2005	7,081	7,387
Distributions paid in advance	(28)	—
Retained earnings	10,140	8,126

Total members’ equity	26,432	26,012

Total liabilities, redeemable units and members’ equity	$281,389	$279,346

See Accompanying Notes to Condensed Consolidated Financial Statements.

JCM PARTNERS, LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Dollar amounts in thousands, except per unit data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
REVENUES:
Rental	$12,575	$11,575	$24,813	$22,808
Interest	422	138	758	253

Total revenues	12,997	11,713	25,571	23,061

OPERATING EXPENSES:
Interest expense	3,345	2,623	6,572	5,208
Operating and maintenance	3,817	3,435	7,557	6,642
Depreciation and amortization	2,543	2,192	5,069	4,389
General and administrative	934	1,367	2,082	2,427
Real estate taxes and insurance	1,218	1,196	2,454	2,390
Utilities	1,074	924	2,162	1,879
Amortization of discount on mandatorily redeemable liability	577	—	1,154	—
Write off of deferred debt issuance costs	2	2	4	12

Total expenses	13,510	11,739	27,054	22,947

Income (loss) before discontinued operations	(513)	(26)	(1,483)	114

Discontinued operations:
Gain on sale	—	—	3,894	1,887
Discontinued operations, net	22	614	(397)	414

Income from discontinued operations	22	614	3,497	2,301

Net Income (Loss)	(491)	588	2,014	2,415

Distributions paid to preferred unit holders	(153)	(131)	(306)	(190)

Net Income Applicable to Class 1, 2 and 3 Units	$(644)	$457	$1,708	$2,225

Income (loss) per outstanding Class 1, 2 and 3 Units:
From continuing operations — Class 1	$(.01)	$.00	$(.03)	$.00
From discontinued operations — Class 1.00		.01	$.06	.03

Basic and diluted — Class 1 Units	$(.01)	$.01	.03	$.03

From continuing operations — Class 2	$(.01)	$.00	$(.03)	$.00
From discontinued operations — Class 2.00		.01	.06	.04

Basic and diluted — Class 2 Units	$(.01)	$.01	$.03	$.04

From continuing operations — Class 3	$(.01)	$.00	$(.03)	$.00
From discontinued operations — Class 3.00		.01	.06	.04

Basic and diluted — Class 3 Units	$(.01)	$.01	$.03	$.04

WEIGHTED AVERAGE CLASS 1, 2 AND 3 UNITS OUTSTANDING:
Basic and diluted — Class 1	3,843	15,039	3,782	15,824
Basic and diluted — Class 2	14,507	14,670	14,565	14,456
Basic and diluted — Class 3	32,682	31,598	32,614	31,481

Income (loss) per outstanding Preferred Units:
From continuing operations	$(.01)	$.00	$(.03)	$.00
From discontinued operations	.00	.01	.06	.04

Basic and diluted — Preferred Units	$(.01)	$.01	$.03	$.04

WEIGHTED AVERAGE PREFERRED UNITS OUTSTANDING
Basic and diluted	7,192	6,174	7,192	4,477

See Accompanying Notes to Condensed Consolidated Financial Statements.

JCM PARTNERS, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollar amounts in thousands)

	Six Months Ended
	June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,014	$2,415
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of property	(3,894)	(1,887)
Loss on disposal of assets	107	64
Depreciation and amortization	5,057	4,895
Amortization of discount on mandatorily redeemable liability	1,154	—
Write off of deferred debt issuance costs	28	75
Effect of changes in:
Restricted cash	119	(1,386)
Rents receivable	67	20
Prepaid expenses	347	370
Deferred costs	(23)	(17)
Other assets	247	(2)
Tenants’ security deposits	98	2
Accounts payable and accrued expenses	(1,608)	(65)
Accrued interest	90	(22)
Unearned rental revenue	65	57
Accrued real estate taxes	(19)	—

Net cash provided by operating activities	3,849	4,519

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to real estate investments	(9,414)	(1,105)
Proceeds from disposal of assets	7,127	4,074
Payments received on notes receivable	3,515	140

Net cash provided by investing activities	1,228	3,109

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of Class 1, Class 2 and Class 3 Units	(259)	(1,986)
Payments on mortgages payable	(1,302)	(1,387)
Payoff of mortgage loans	(2,776)	(3,382)
Deferred financing costs	(62)	(14)
Proceeds from refinance of mortgages payable	3,250	4,322
New mortgages on acquired properties	4,200	—
Member distributions to Class 1, 2 and 3 and Series B Preferred Unit holders	(2,836)	(2,757)
Distributions paid in advance	(28)	(66)
Proceeds from issuance of Series B Preferred Units	—	5,181

Net cash provided by (used in) financing activities	187	(89)

Net increase in cash	5,264	7,539
Cash and cash equivalents, beginning of period	28,426	6,569

Cash and cash equivalents, end of period	$33,690	$14,108

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$6,573	$5,819

Distributions applied to mandatorily redeemable liability	$384	$—

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
2. REAL ESTATE INVESTMENTS
On May 5, 2006, the Company acquired a 30,000 square foot multi-tenant commercial property located in Concord, California for $4,800,000 as part of a tax deferred 1031 exchange. See also Note 6 to Notes to Consolidated Financial Statements.
On May 8, 2006, the Company acquired a 19,200 square foot single-tenant commercial property located in Concord, California for $3,600,000 as part of a tax deferred 1031 exchange. See also Note 6 to Notes to Consolidated Financial Statements.
3. DISCONTINUED OPERATIONS
For properties accounted for under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144), the operating results for properties sold during the period or designated as held for sale at the end of the period are required to be classified as discontinued operations. The property-specific components of net earnings that are classified as discontinued operations include all property-related revenues and operating expenses, depreciation expense, property specific interest expense to the extent there is secured debt on the property and net gain or loss on disposal.
The following is a breakdown of the results of discontinued operations, including data from two properties sold during the six months ended June 30, 2005, one property sold during the six months ended June 30, 2006 and one property held for sale as of June 30, 2006:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(Amounts in thousands)
Rental revenues	$209	$1,882	$533	$3,224
Interest and other	—	—	—	1
Interest expense	(30)	(287)	(90)	(588)
Operating and maintenance	(111)	(473)	(328)	(895)
Depreciation and amortization	—	(264)	—	(515)
Real estate taxes and insurance	(25)	(142)	(61)	(291)
Utilities	(21)	(102)	(59)	(224)
Prepayment penalty	—	—	(364)	(10)
Write off of deferred debt issuance costs	—	—	(28)	(288)
Gain on sales	—	—	3,894	1,887

Total discontinued operations	$22	$614	$3,497	$2,301

Included in the results above is one property held for sale at June 30, 2006. This property had rental revenues of $191,000 and $366,000 during the three and six months ended June 30, 2006, respectively.
4. NOTES RECEIVABLE
In December 2004, the Company sold an office building in San Francisco, California and carried back a $3,000,000 secured promissory note which was due June 23, 2006. The note was paid in full on June 1, 2006 and the Company released its security interest in the property at that time. In August 2004 the Company sold 48 condominiums in a single transaction and carried back a $1,300,000 promissory note secured by the condominiums. The Company has been receiving principal payments as condominiums are sold and is releasing its security interest in the sold condominiums. As of June 30, 2006, the remaining principal balance of the promissory note was $319,000.
5. SECURED LINE OF CREDIT
The Company has a revolving line of credit with a general borrowing capacity of $11,000,000, secured by two properties. The annual interest rate is the “Prime Rate” index, with a minimum rate of 5.0% on the amount borrowed. A $6,000,000 portion of the line of credit expires July 1, 2007 with the remaining $5,000,000 expiring November 1, 2007.
The Company did not use the line of credit during the six months ended June 30, 2006 or during 2005 except in connection with the bridge loan discussed in Note 6. The availability of the line of credit was reduced to accommodate a letter of credit in the amount of $2,750,000 provided by the Company as additional collateral for the bridge loan lender. Upon the repayment of the bridge loan, the letter of credit will be released and the amount available under the line of credit will be increased back to $11,000,000. The line of credit contains a financial covenant as to debt service coverage ratio with which the Company was in compliance. See Note 14.
6. MORTGAGES PAYABLE
The Company’s mortgages payable generally require monthly interest and principal payments. The obligations include 27 fixed rate loans and 15 variable rate loans which are secured by deeds of trust on the Company’s real estate investments. The Company is required by the terms of certain of the mortgage loans to maintain lender impound accounts for insurance, property taxes and reserves for property improvements which are recorded as restricted cash.
A $26,500,000 bridge loan was used for the September 2005 acquisition of a 272 unit apartment property located in Sacramento, California. This loan is secured by the acquired property and requires monthly interest only payments for the first 12 months at an interest rate that floats monthly at 250 basis points over the 30 day LIBOR rate. The principal balance is due at the end of the 12 month term. The loan provides the Company a right to extend the maturity date of the loan for a six month period upon proper notification and payment of a $133,000 extension fee, with the interest rate adjusting to float monthly at 275 basis points over the 30 day LIBOR rate. The Company may prepay the loan at anytime without penalty if refinanced with the same lender. If the Company refinances the loan with a different lender, there is a 1% prepayment penalty of the then unpaid principal balance of the loan. See Note 14.
In connection with the bridge loan, for a good faith deposit of $530,000, the Company also entered into a forward rate lock agreement to obtain a ten-year fixed rate mortgage at 5.51% through the bridge loan lender to pay off the bridge loan upon the Company’s satisfaction of conditions set forth in the agreement. Upon refinancing into this fixed rate mortgage, the good faith deposit will be returned to the Company. See Note 14.
On April 7, 2006, under the terms of the variable rate mortgage loan on the Company’s headquarters in Concord, California, the Company borrowed an additional $3,250,000 and converted the loan to a 6.41% fixed interest rate through the September 1, 2014 maturity date. The variable interest rate was 7.09% on March 31, 2006. The loan provides for interest only payments through April 30, 2007. From May 1, 2007, the loan is amortized over 23.5 years during the remaining term of the loan.
In connection with the purchase of the commercial property located in Concord, California on May 5, 2006, the property was financed with a $2,400,000 mortgage loan. The loan matures on May 1, 2016 and is at an annual fixed interest rate of

6.41%. The loan requires interest only payments during the first two years and interest and principal payments, amortized over 336 months, during the remaining eight years.
On June 9, 2006, the Company obtained a $1,800,000 mortgage loan on the commercial property in Concord, California acquired on May 8, 2006. The loan matures on July 1, 2016 and is at an annual fixed interest rate of 6.56%. The loan requires interest only payments during the first two years and interest and principal payments, amortized over 336 months, during the remaining eight years.
7. MANDATORILY REDEEMABLE AND REDEEMABLE UNITS
The Company has authorized 300,000,000 Units and Preferred Units, of which 25,000,000 may be designated as Preferred Units (7,192,000 of which are designated as Series B Preferred Units). There are two classes of redeemable units authorized and outstanding: Class 1 and Class 2. The redeemable units are accounted for under EITF D-98 “Classification and Measurement of Redeemable Securities” and Accounting Series Release No. 268, “Presentation in Financial Statements of Redeemable Preferred Stocks.” Under these standards the redeemable units are presented separately from the non-redeemable units and preferred units on the Condensed Consolidated Balance Sheet. These standards do not affect the accounting for the redemption and distributions with respect to the redeemable units.
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
Under SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, the Company did the following:
•	Upon receipt of the exercise notifications by Class 1 Unit holders, the Company accounted for these Units as a liability (“Mandatorily Redeemable Liability”);

•	The Company aggregated the receipt of the exercise notifications together and recorded the initial liability based on the weighted average exercise date of September 16, 2005;

•	Upon the reclassification of the Put Class 1 Units from redeemable units to a liability there was an associated reduction of Redeemable Class 1 Units value, based on “par” value of Class 1 Redeemable Units, with the difference charged to Retained Earnings. The Company made no initial charge to operations;

•	Using a discounted cash flow approach, an initial liability of $23,802,000 was determined using a 9.6% discount factor based on obligations of similar risk and with similar payment terms with a non-related party; and

•	The discount related to the net present value of the aggregate exercise price is being amortized as interest expense using an effective interest amortization method and is included in the determination of income from operations. The initial discount was $3,423,000 which was based on the Aggregate Exercise Price of $27,422,000 (less the distributions paid from July 2005 through September 2005 totaling $197,000) less the initial liability of $23,802,000. The Company recorded amortized interest expense of $1,154,000 for the six months ending June 30, 2006.

In December 2005, the Company redeemed 247,466 Put Class 1 Units for a net cash amount of $680,000, representing gross redemptions of $688,000 less $8,000 of distributions from July through November 2005. These units were included in the mandatorily redeemable liability and the net amount paid for these units reduced the balance of the liability. At June 30, 2006 and December 31, 2005, there were 9,616,833 units remaining to be purchased under the mandatorily redeemable liability.
The Put Class 1 Units will remain outstanding and will continue to vote and receive distributions until redeemed by the Company. Under the Company’s Operating Agreement, holders of the Put Class 1 Units will not acquire the status of creditors. Class 1 Units redeemed by the Company will be deemed cancelled and returned to the status of authorized but unissued Units.
The following is a reconciliation of the Mandatorily Redeemable Liability balance (in thousands):

Aggregate Exercise Price	$27,422
Member distributions from July to September 2005	(197)

Adjusted Aggregate Exercise Price	27,225
Initial discount	(3,423)

Initial liability	23,802
Member distributions for fourth quarter 2005	(196)
Amortization of discount for fourth quarter 2005	695
Redemption of 247,466 Put Class 1 Units in December 2005	(680)

Balance at December 31, 2005	23,621
Member distributions for the six months ended June 30, 2006	(384)
Amortization of discount for the six months ended June 30, 2006	1,154

Balance at June 30, 2006	$24,391

During the six months ended June 30, 2006, Unit holders other than our wholly owned subsidiary, converted 234,262 Class 1 Units to 110,616 Class 2 Units and 123,646 Class 3 Units; and 132,357 Class 2 Units to Class 3 Units. The Units were converted on a 1-to-1 basis.
8. NON-REDEEMABLE UNITS AND MEMBERS’ EQUITY
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
The Company’s private placement offering of Series B Preferred Units terminated on June 30, 2006. The Company had authorized 25,000,000 Series B Preferred Units for that offering. The Company sold 7,192,000 Series B Preferred Units. Pursuant to Section 2 of the Certificate of Designations of Series B Preferred Units, the 17,808,000 unsold Series B Preferred Units automatically reverted to unissued Units and Preferred Units under Section 2.1.2 of the Company’s Operating Agreement.
The non-redeemable units and preferred units outstanding are accounted for under EITF D-98 “Classification and Measurement of Redeemable Securities” and Accounting Series Release No. 268, “Presentation in Financial Statements of Redeemable Preferred Stocks.” Under these standards the non-redeemable units and preferred units are presented separately from the redeemable units.

9. DISTRIBUTIONS TO MEMBERS
During the six months ended June 30, 2006, the Company made distributions to holders of Units and Preferred Units required by the Certificates of Designations of the Class 1, Class 2, Class 3 and Series B Preferred Units, respectively, plus voluntary distributions, as follows (dollar amounts in thousands):

Class of Unit/Series of Preferred Units	Amount
Class 1 (1)(4)	$541
Class 2 (2)(4)	604
Class 3 (3)(4)	1,386
Series B Preferred (3)(4)	305

Total Distributions(4)	$2,836

(1)	The Class 1 mandatory monthly distribution is equal to 1/12 of $0.0775 per Class 1 Unit, or a total of $0.0775 per Class 1 Unit each year. Includes $385,000 paid to holders of Put Class 1 Units from January 1, 2006 through June 30, 2006, which will be offset against the redemption price paid for the Put Class 1 Units (see Note 7).

(2)	The Class 2 mandatory monthly distribution is equal to 1/12 of $0.0800 per Class 2 Unit, or a total of $0.0800 per Class 2 Unit each year.

(3)	The Class 3 and Series B Preferred mandatory monthly distribution is equal to 1/12 of $0.0825 per Class 3 and Series B Preferred Unit, or a total of $0.0825 per Class 3 and Series B Preferred Unit each year.

(4)	Includes voluntary monthly distributions to holders of Class 1, Class 2, Class 3 and Series B Preferred Units, equal to 1/12 of $0.0025 per Unit or a total of $0.0025 per Class 1, Class 2 and Class 3 Unit and Series B Preferred Unit each year. Excludes distributions for Units held by the Company’s wholly owned subsidiary.
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
10. REPURCHASE OF UNITS
During the six months ended June 30, 2006, the Company voluntarily repurchased the following Units through a wholly-owned subsidiary:

Class of Unit	# of Units	Amount
Class 1	17,473	$30,578
Class 2	98,427	176,309
Class 3	29,485	52,614

Total	145,385	$259,501

All Units owned by the subsidiary are considered outstanding under the Company’s Operating Agreement for all purposes, except as noted below, including voting and participation in mandatory and other distributions paid by the Company. However, for financial reporting purposes, these Units are not considered outstanding and any distributions paid to the subsidiary are eliminated in consolidation. Accordingly, for financial reporting purposes, the number of Units outstanding at June 30, 2006 is the number of Units outstanding minus the Units owned by the Company’s subsidiary. However, for all other purposes, the Company has 89,904,685 Class 1, 2 and 3 Units outstanding at June 30, 2006. Repurchases of Units were recorded against the Member’s equity balances.
As of August 14, 2006, the Company’s wholly owned subsidiary owned the following number of Class 1, 2 and 3 Units of the Company:

Class of Unit	# of Units(1)
Class 1	6,503,681
Class 2	7,026,669
Class 3	15,792,741

Total	29,323,091

(1)	Units owned by the Company’s subsidiary are periodically allocated into Class 1, 2 and 3 Units in proportion to the Units held by all Members in accordance to Section 2.3.5 of the Company’s Operating Agreement.
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
12. CONTINGENCY AND LEGAL MATTERS
As of June 30, 2006, the Company is not aware of any litigation threatened against the Company other than routine litigation arising out of the ordinary course of business, some of which is expected to be covered by liability insurance, and none of which is expected to have a material adverse effect on the consolidated financial statements of the Company.
The Company has obtained a court judgment against a tenant who vacated one of the Company’s commercial properties prior to the scheduled lease termination date. The judgment was for unpaid rent and additional charges from the date this tenant ceased lease payments through May 2004 for a total of approximately $1,100,000 which is not included as accrued revenues in the Consolidated Statement of Operations (“Phase I Judgment”). The tenant has posted a bond and filed an appeal. The Company believes the tenant is solvent. The tenant was unsuccessful in its appeal. On June 6, 2006, the appellate court sent the case back to the lower courts for enforcement of the Phase I Judgment. When the Phase I Judgment is received, the Company will include the amount of the Phase I Judgment and interest on the bond as rental revenue in the period in which the Company collects such amounts. See Note 14.
13. RECLASSIFICATIONS
Reclassifications were made to the 2005 condensed financial statements to conform to the 2006 presentation. Certain items were reclassified related to Discontinued Operations as discussed in Note 3 and with respect to the presentation of redeemable units.
14. SUBSEQUENT EVENTS
From July 1, 2006 through August 14, 2006, Unit holders, other than our wholly owned subsidiary, converted 10,291 Class 1 Units to 10,291 Class 2 Units. The Units were converted on a 1-to-1 basis.
From July 1, 2006 through August 14, 2006, the Company, through its wholly owned subsidiary, repurchased an additional 24,781 convertible Class 1 Units, 6,000 redeemable Class 2 Units and 3,000 non-redeemable Class 3 Units for an average price per Unit of $1.80.
On July 1, 2006 the Company redeemed 35,004 Put Class 1 Units for a net cash amount of $94,000, representing gross redemptions of $97,000 less $3,000 of distributions from July 2005 through June 2006.
On July 31, 2006, the Company refinanced the $26,500,000 bridge loan on the 272 unit apartment property located in Sacramento, California (see Note 6) with permanent financing with the same lender. The permanent loan matures on August 1, 2016 and is at an annual fixed interest rate of 5.51%. The loan requires interest only payments during the first two years and interest and principal payments amortized over 120 months, during the remaining eight years. By

September 15, this loan will be assigned to Freddie Mac and the $530,000 good faith deposit will be returned to the Company.
The $2,750,000 letter of credit is in the process of being cancelled. Upon cancellation, the amount available under the line of credit will be restored to $11,000,000. See Note 5.
In July 2006, the Company reached a final settlement with the tenant who had vacated one of the Company’s commercial properties prior to the scheduled lease termination date. See Note 12. As part of the settlement, the tenant received a complete release from the Company. The total amount of the settlement was $2,500,000. The settlement had the following components:

Component	Amount	Date Paid
The $1,100,000 Phase I Judgment referred to in Note 12, plus interest and reimbursement for the Company’s legal fees related to the appeal.	$1,300,000	July 12 and 21, 2006

Settlement for unpaid rent and additional charges for the period after May, 2004 not covered by the Phase I Judgment (the “Phase II Settlement”).	$1,200,000	July 21, 2006
A portion of the amount received from the Phase II Settlement will first be booked to offset 2006 unpaid rent, additional charges and expenses incurred by the Company during 2006 resulting from this tenant’s lease default with the remainder then booked to extraordinary income for the third quarter of 2006.
15. RELATED PARTY TRANSACTIONS
On July 26, 2006, the Company’s Board of Managers approved a new agreement with Computer Management Corporation (“CMC”) to provide the services of Gayle M. Ing as Chief Executive Officer, President, Tax Matters Partner and Secretary to the Company through a management services agreement (the “Agreement”). The Agreement is effective as of July 1, 2007, immediately upon the expiration of the current agreement between the Company and CMC, which expires on June 30, 2007. The Company’s Chairman of the Board owns CMC and is married to Ms. Ing. Ms. Ing has a community property interest in CMC and is an officer of CMC. Pursuant to the terms of the Agreement, the Company will pay CMC through July 31, 2010 a fee of $35,000 per month and reimburse CMC for its reasonable Company-related expenses.

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
Total rental revenue from our continuing operations in the second quarter of 2006 increased $124,000 over the prior year period, excluding residential revenue of $876,000 from an apartment property purchased in September 2005. Rental revenue increases were realized in both our continuing residential properties and continuing commercial properties. Approximately 92% of rental revenue came from continuing apartment properties and 8% from continuing commercial properties. We expect modest rental revenue growth from our continuing operations later in 2006 due to improving conditions in some of our markets for rental properties.
We realized a net loss of $491,000 for the quarter ended June 30, 2006, a decrease of $1,079,000 over the quarter ended June 30, 2005 due to higher operating expenses from continuing operations and lower income from discontinued operations. The 2006 second quarter net loss from continuing operations of $513,000 represented an increase in net loss of $487,000 over the net loss of $26,000 for the 2005 second quarter, primarily attributable to the $577,000 amortization of discount on the mandatorily redeemable liability and higher operating expenses, partially offset by higher rental revenues.
Property Occupancy
The table below sets forth the overall weighted average occupancy levels for our properties, by type of property, owned at June 30, 2006, December 31, 2005 and June 30, 2005. The weighted average occupancy is calculated by multiplying the occupancy of each property by its square footage and dividing by the total square footage in the portfolio.

	Occupancy at
	June 30,	December 31,	June 30,
Property Type	2006	2005	2005
Apartment Communities	95.7%	93.8%	94.8%
Commercial Properties	84.5%	88.9%	78.1%
The overall weighted average occupancy level for our entire property portfolio as of June 30, 2006 was 93.7%, compared to 92.1% at June 30, 2005.
Occupancy at our apartment communities at June 30, 2006 increased to 95.7% from 93.8% at December 31, 2005. The increase was primarily due to overall increased occupancy in the Sacramento, Stockton and Fairfield/Vacaville regions partially offset by decreased occupancy in the Modesto/Turlock, Tracy/Manteca and Concord regions. Excluding the apartment property purchased in September 2005, occupancy would have remained at 95.7% at June 30, 2006.
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
Our future apartment occupancy rates will be subject to numerous factors, many of which are outside of our control. We believe the remainder of 2006 will continue to be challenging on the leasing front, but that modest rent growth may occur because of slowing new construction activity of new rental units and steady but slow job growth in certain of our sub-markets. The California economy appears to be recovering from its slowdown and there has been recent favorable news regarding the California deficit, however, the impact to our submarkets is unknown. Forecasts in trade journals and marketing reports for our submarkets indicate relatively slight rent increases and some increasing occupancies by late 2006 pegged to steady job growth and dwindling affordability and declining consumer confidence in the single-family housing market. However, unsold condominiums entering the market as rentals could dampen rent increases and occupancy due to increased rental supply. We believe that consumers continue to carefully consider how much they are willing to spend on housing, which is putting pressure on rents. In the recent past, historically low mortgage rates have enabled more renters to purchase homes. Buying or renting single-family housing was the reason given by many residents who moved out of our apartment properties during the prior two years. If mortgage rates continue to increase or stay flat at second quarter 2006 levels, we anticipate over time slightly less pressure on rents and occupancies, as renters may be less able to purchase homes; however, we cannot predict when changes in mortgage rates will occur or how quickly such changes will impact our properties.
Qualified potential residents continue to be difficult to find. Our market surveys indicate that a number of competitors have decreased asking rents, as we have done at selected properties in order to remain competitive. Many of our competitors give rent concessions. We give them as well at many properties, such as a discount off a first month’s rent. Accordingly, there can be no assurance that our future occupancy or rental rates will not be significantly less than our occupancy and rental rates at June 30, 2006. However, we are experiencing slight rental rate and occupancy increases in certain of our sub-markets.
Occupancy at our commercial properties decreased to 84.5% at June 30, 2006 from 88.9% at December 31, 2005 from tenant vacancies at our Napa properties. Our commercial submarkets had the following occupancy levels at June 30, 2006 and December 31, 2005.

	Occupancy at
	June 30,	December 31,	June 30,
Region	2006	2005	2005
Concord	87.7%	85.2%	78.6%
Napa	81.9%	93.2%	98.5%
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
Comparative Funds From Operations

	Three Months Ended		Six Months Ended
(Dollars in Thousands,	June 30,		June 30,
Except Per Unit Amounts)	2006	2005	2006	2005
Net Income (Loss)	$(491)	$588	$2,014	$2,415
Adjustments:
Depreciation and amortization :
Real property	2,411	2,060	4,798	4,110
Capitalized leasing expenses	22	34	43	67
Write off of deferred debt issuance costs	2	2	4	12
Amortization of discount on mandatorily redeemable liability	577	—	1,154	—
Discontinued operations:
Depreciation, real property	—	264	—	515
Gain on sale of property	—	—	(3,894)	(1,887)
Write off of deferred debt issuance costs	—	—	28	67

Funds from operations	$2,521	$2,948	$4,147	$5,299

Funds from operations per outstanding Class 1, 2 and 3 Units:
Class 1	$.04	$.04	$.07	$08

Class 2	$.04	$.04	$.07	$.08

Class 3	$.04	$.04	$.07	$.08

Income (loss) per outstanding Class 1, 2 and 3 Units: (per Statements of Operations):
From continuing operations — Class 1	$(.01)	$.00	$(.03)	$.00
From discontinued operations — Class 1.00		.01	.06	.03

Basic and diluted — Class 1 Units	$(.01)	$.01	$.03	$.03

From continuing operations — Class 2	$(.01)	$.00	$(.03)	$.00
From discontinued operations — Class 2.00		.01	.06	.04

Basic and diluted — Class 2 Units	$(.01)	$.01	$.03	$.04

From continuing operations — Class 3	$(.01)	$.00	$(.03)	$.00
From discontinued operations — Class 3.00		.01	.06	.04

Basic and diluted — Class 3 Units	$(.01)	$.01	$.03	$.04

WEIGHTED AVERAGE CLASS 1, 2 AND 3 UNITS OUTSTANDING:
Basic and diluted — Class 1	3,843	15,039	3,782	15,824
Basic and diluted — Class 2	14,507	14,670	14,565	14,456
Basic and diluted — Class 3	32,682	31,598	32,614	31,481

Funds from operations per outstanding Preferred Units	$.04	$.04	$.07	$.08

Income (loss) per Preferred Units (per Statement of Operations):
From continuing operations	$(.01)	$.00	$(.03)	$.00
From discontinued operations	.00	.01	.06	.04

Basic and diluted	$(.01)	$.01	$.03	$.04

WEIGHTED AVERAGE PREFERRED UNITS OUTSTANDING:
Basic and diluted	7,192	6,174	7,192	4,477

For the quarter ending June 30, 2006, FFO was $2,521,000 as compared to $2,948,000 for the same quarter last year, a decrease of $427,000. The decrease was primarily due to the quarter-over-quarter decreases in (i) income from discontinued operations of $592,000 and (ii) income from continuing operations of $64,000, after adding back the discount for the mandatorily redeemable liability. However, for the quarter ending June 30, 2006, per Unit and Preferred Unit Funds from Operations was flat from the same quarter last year, at $0.04 due primarily to the decrease in the number of Class 1 Units put to the Company pursuant to the Class 1 Put and the creation of the mandatorily redeemable liability.
Three Months Ended June 30, 2006 Compared to the Three Months Ended June 30, 2005
Revenue From Continuing Operations
Total rental revenue from our continuing operations in the second quarter of 2006 increased $124,000 over the prior year period, excluding residential revenue of $876,000 from the apartment property purchased in September 2005. Rental revenue increases were realized in both our continuing residential properties and continuing commercial properties.
During this second quarter of 2006, rental revenue from our apartment communities was $11,564,000, compared to $10,787,000 during the same quarter last year, excluding rental revenue from discontinued operations. The $777,000 increase was primarily related to $876,000 of rental revenue from the apartment property purchased in September 2005 and $113,000 of rental revenue from the two commercial properties acquired this quarter, partially offset by lower occupancies and lower other miscellaneous income.
Rental revenue generated by our commercial properties was $984,000, up approximately $203,000 from $781,000 in the same quarter last year, excluding rental revenue from discontinued operations. The increase was primarily attributable to rental revenue from the two properties acquired this year and increased occupancies at our Concord office building.
During the three months ended June 30, 2006, average monthly rental rates per square foot for same-store apartment communities and commercial properties on a combined basis increased by approximately 3.0%. Additionally, same-store rental rates increased approximately 1.6% compared to the quarter ended June 30, 2005 due to increases in rental rates for same-store apartment communities. Our ability to continue to increase rents will largely depend on the changes in the real estate market and on general economic conditions in the areas in which we own properties. Same-store properties are defined as those properties owned by us during all months of the reporting periods and additionally any new properties acquired during the year. Average monthly rental rates are defined as contract rents for occupied units plus estimated market rents for vacant units divided by the total square footage in the portfolio at the end of the reporting periods.
During the three months ended June 30, 2006, the same-store average monthly rental rates per square foot for our apartment communities increased 3.3% and increased 1.7% over the quarter ended June 30, 2005. The increase was attributable to increased rents both to existing residents upon lease expiration and to new residents upon move-in. The average monthly rental rates per square foot for same-store apartment communities were $1.10 as of June 30, 2006, $1.09 as of December 31, 2005 and $1.08 as of June 30, 2005.
During the three months ended June 30, 2006, the same-store average monthly rental rates per square foot for our commercial properties decreased by approximately 0.5% from December 31, 2005 and remained flat compared to the quarter ended June 30, 2005. These changes were attributable to increased rental rates at three of our commercial properties, offset by lower rental rates at our two newly acquired commercial properties. The average monthly rental rates per square foot for same-store commercial properties were $1.38 as of June 30, 2006, $1.45 as of December 31, 2005 and $1.38 as of June 30, 2005.
Interest revenue increased by $284,000 for the three months ended June 30, 2006 as compared to the same period last year primarily due to higher cash balances as a result of property sales and rising interest rates.
Expenses From Continuing Operations
Total expenses (which include interest expense, operating and maintenance, depreciation and amortization, general and administrative, real estate taxes and insurance, utilities, amortization of discount on mandatorily redeemable liability and write off of deferred debt issuance costs) were $13,510,000 for the three months ended June 30, 2006 compared to $11,739,000 for the same period in 2005, an increase of approximately 15.1%, or $1,771,000 excluding expenses from discontinued operations. Approximately $1,300,000 of this increase was from $722,000 in higher interest expense and the $577,000 mandatorily redeemable liability. The various components of total expenses are discussed in more detail below.
Interest expense. In the second quarter 2006, interest expense was $3,345,000, up from $2,623,000 for the same period last year, an increase of $722,000, excluding interest expense from discontinued operations. The 27.5% increase was primarily due to $501,000 of interest expense on the bridge loan used for our September 2005 acquisition property and interest on approximately $21,300,000 average higher outstanding loan balances than the same quarter of last year.
Operating and maintenance expenses. For the quarter, operating and maintenance expenses were $3,817,000, up from $3,435,000 for the second quarter last year, excluding operating and maintenance expenses from discontinued operations. The $382,000 increase was primarily due to higher expenditures for our apartment rehabilitation program of $203,000 and leasing costs of $155,000.
Depreciation and amortization expenses. During the second quarter in 2006, depreciation and amortization expenses were $2,543,000 as compared to $2,192,000 for the second quarter in 2005, excluding depreciation and amortization expense from discontinued operations. The increase of $351,000 was primarily attributable to $310,000 of depreciation expense related to our September 2005 acquisition property. Depreciation on additional capitalized property improvements to existing properties was offset by declining depreciation expense on older and fully depreciated properties.
General and administrative expenses. General and administrative expenses were $934,000 for the quarter, down from $1,367,000 for the same period last year. This $433,000 decrease was primarily due to appraisal, legal and accounting costs incurred in 2005 associated with determining and disclosing the Class 1 Unit exercise price in connection with the Class 1 Unit Put Rights, partially offset by $44,500 for the Board of Managers’ compensation program implemented mid-2005.
Real estate taxes and insurance expenses. Real estate taxes and insurance expenses were $1,218,000 in the quarter ended June 30, 2006, up from $1,196,000 for the same period last year, excluding real estate taxes and insurance expenses from discontinued operations. The $22,000 increase was primarily due to a $124,000 increase in real estate taxes offset by decreases in liability, flood and workers’ compensation insurance costs due mainly from the ongoing diligent accident prevention program. The increase in real estate taxes was primarily attributable to $68,000 in real estate taxes for our Sacramento apartment property acquired in September 2005 with the remainder from normal annual increases in assessed values.
Utility expenses. Utility expenses were $1,074,000 for the quarter, as compared to $924,000 for the same quarter last year, an increase of $150,000, excluding utility expenses from discontinued operations. This change was due primarily to increased costs for electric and natural gas service.
Amortization of discount on mandatorily redeemable liability. As further explained in Note 7 of the Notes to Condensed Consolidated Financial Statements, the mandatorily redeemable liability related to the Put Class 1 Units was established in September 2005. Amortization of the discount amounted to $577,000 for the quarter ended June 30, 2006.
Net Income (Loss) Before Discontinued Operations
During the three months ended June 30, 2006, net loss before discontinued operations was $513,000 compared to a net loss of $26,000 for the same period last year. This $487,000 increase in net loss reflected higher total revenues offset by the $577,000 attributable to the amortization of the mandatorily redeemable liability and higher expense in all categories as previously described, except for general and administrative expenses and the write off of deferred debt issuance costs.

Discontinued Operations
During the quarter ended June 30, 2006, income from discontinued operations was $22,000 compared to income of $614,000 for the same period last year, a decrease of $592,000. This decrease primarily resulted from the sale of four residential properties and one commercial property sold after the second quarter reporting period last year.
NET INCOME (LOSS)
During the quarter ended June 30, 2006, we recorded a loss of $491,000 compared to a net income of $588,000 for the second quarter last year, a decrease of $1,079,000. This decrease was due to higher operating expenses from continuing operations and lower income from discontinued operations as previously described.
Six Months Ended June 30, 2006 Compared to 2005
Revenue From Continuing Operations
Total rental revenue for the six months ended June 30, 2006 was $24,813,000, a $2,005,000 increase from the $22,808,000 for the same period last year, excluding revenues from discontinued operations.
During the six months ended June 30, 2006, rental revenue generated by our apartment communities was $22,877,000, up approximately $1,654,000 or 7.8% from $21,223,000 for the same period last year, excluding revenues from discontinued operations. This increase was primarily attributable to $913,000 of higher rental revenue from the apartment property acquired in September 2005 and higher rental revenue from all other apartment properties.
Rental revenue generated by our commercial properties was $1,905,000, up approximately $331,000 from $1,574,000 in the same period last year, excluding revenues from discontinued operations. Excluding $113,000 of rental revenue from the two commercial properties acquired this year, the increase was primarily attributable to higher rental rates.
During the six months ended June 30, 2006, rental rates for same-store apartment communities and commercial properties on a combined basis increased 2.4%.
Expenses From Continuing Operations
Total expenses (which includes interest expense, operating and maintenance, depreciation and amortization, general and administrative, real estate taxes and insurance, utilities, prepayment penalties and write-off of deferred debt issuance costs) were $27,054,000 for the six months ended June 30, 2006 compared to $22,947,000 for the same period in 2005, excluding expenses from discontinued operations. The various components of total expenses are discussed in more detail as follows:
Interest expense. In the six months ended June 30, 2006, interest expense was $6,572,000, up from $5,208,000 for the same period last year, an increase of $1,364,000. This increase was due to $1,000,000 of interest expense from mortgages on three properties acquired since the same reporting period last year and interest payments on approximately $30,300,000 of higher outstanding loan balances at higher average weighted interest rates than the same period in 2005, 6.19% and 5.90% respectively.
Operating and maintenance expenses. For the period, operating and maintenance expenses were $7,557,000, up from $6,642,000 from the same period last year. The $915,000 increase was mainly due to higher expenditures for our apartment rehabilitation program of $417,000, leasing costs of $212,000 and turnover costs of $189,000.
Depreciation and amortization expenses. During the six months ended June 30, 2006, depreciation and amortization expense was $5,069,000, as compared to $4,389,000 during the six months ended June 30, 2005, an increase of approximately $680,000. This change was attributable to increases in real estate investments from capitalization of property improvements and increased depreciation from three properties acquired since the same reporting period last year.

General and administrative expenses. General and administrative expenses were $2,082,000 for the six months ended June 30, 2006, down from $2,427,000 for the same period last year, a decrease of approximately $345,000. This decrease was primarily due to appraisal, legal and accounting costs associated with determining and disclosing the Class 1 Unit exercise price in connection with the 2005 Class 1 Unit Put Rights, partially offset by $97,000 for the Board of Managers’ compensation program implemented mid-2005.
Real estate taxes and insurance expenses. In the six months ended June 30, 2006, real estate taxes and insurance expenses were $2,454,000, up from $2,390,000 for the same period last year. The increase of approximately $64,000 is primarily due to a $232,000 increase in real estate taxes offset by a decrease in insurance costs, due primarily to our ongoing accident prevention program. The increase in real estate taxes was primarily attributable to $178,000 in real estate taxes for our property acquired in September 2005 with the remainder from normal annual increases in assessed values.
Utility expenses. Utility expenses were $2,162,000 for the six months ended June 30, 2006 as compared to $1,879,000 for the same period last year, an increase of $283,000. This change was due primarily to rate increases for electric and natural gas service.
Write-off of deferred debt issuance costs. In the six months ended June 30, 2006, we recorded a loss of $4,000, excluding write-off of deferred debt issuance costs from discontinued operations, to reflect the write-off of deferred debt issuance costs related to the early payoff of mortgages payable from refinancing activity.
Net Income (Loss) Before Discontinued Operations
During the six months ended June 30, 2006, net loss before discontinued operations was $1,483,000 compared to net income of $114,000 for the same period last year. The year-over-year net loss increase was due to higher revenues, lower general and administrative expenses and lower write-off of deferred debt issuance costs offset by the mandatorily redeemable liability and higher operating expenses in all other categories.
Discontinued Operations
During the six months ended June 30, 2006, income from discontinued operations was $3,497,000 compared to income of $2,301,000 for the same period last year. This increase of $1,196,000 primarily resulted from decreased revenue and decreased expenses from the sale of four residential properties and one commercial property sold after the second quarter reporting period last year offset by one residential property sold during this reporting period.
NET INCOME (LOSS)
During the six months ended June 30, 2006, net income was $2,014,000 compared to net income of $2,415,000 for the same period last year, a decrease of $401,000. The decrease was primarily due to a $1,196,000 increase in income from discontinued operations and a $1,597,000 decrease in net income before discontinued operations.
Effects of Inflation on Operations
We believe the direct effects of inflation on our operations have not been significant. However, if the recent increase in gasoline prices is sustained or further increased, we believe this could impact our residents’ decision as to where they live in relation to their place of employment and how much they pay for housing. Accordingly, the direct effect of increased or increasing gasoline prices to our operations is unknown. However, we believe that most renters of Class B apartments are highly sensitive to their apartment rental costs. Because of this, we believe that high gasoline prices will affect the rental decisions of Class B apartment renters more than those of Class A apartment renters. Therefore, we believe that our renters of Class B apartments are more likely to move to competitors offering lower rents because these renters have less disposable income. In addition, we believe that some of our renters who have long commutes from some of our sub-markets to higher-paying job markets (i.e, the Bay Area or the Sacramento area), may choose to move closer to their places of employment, absorbing an increase in rents, offset by reduced financial and other costs of commuting. Although we have not yet seen the effect on our operations, we anticipate that higher gasoline prices will continue to put pressure on our Class B apartment rental rates and may make it harder to maintain occupancy or to raise rental rates at our Class B apartments.

Liquidity and Capital Resources
Short-Term Liquidity
As of June 30, 2006, our short-term liquidity needs included normal operating requirements, ongoing capital improvements, monthly principal amortization of our debt, “bridge” funding needs for acquisitions in connection with Section 1031 exchanges (“Section 1031 Acquisitions”), voluntary repurchases of Units and certain mandatory distributions required to be made to our Class 1, Class 2 and Class 3 Unit holders and Series B Preferred Unit holders. We expect to meet these requirements through net cash provided by operations and available cash. However, if needed for Unit repurchases, capital improvements or “bridge” funding needs for Section 1031 Acquisitions, we may increase our debt by drawing on our line of credit, refinancing certain mortgage obligations or through mortgage borrowing on our debt-free properties. Under the terms of our Class 1 Certificate of Designations, we have the option, but not the obligation to pay for Put Class 1 Units prior to June 30, 2007. Accordingly, our short-term liquidity needs could include purchases of Put Class 1 Units. See “Put Rights” below. We do not expect that rent increases upon tenant turnover and lease expirations, subject to market and general economic conditions, will have a significant impact on our short-term liquidity.
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
Put Rights
Class 1 Put Rights
On September 28, 2005, the rights of the holders of Class 1 Units to exercise their Class 1 Put Rights expired. We are obligated under the terms of the Class 1 Put Rights to purchase the 9,864,299 Put Class 1 Units at a price of $2.78 per Class 1 Unit for an aggregate amount of $27,422,751 (the “Aggregate Exercise Price”). The Aggregate Exercise Price will be reduced by an amount equal to all Class 1 distributions paid (on a per Class 1 Unit basis) to the holders of Put Class 1 Units from July 1, 2005 through June 30, 2006. We are required to purchase all of the Put Class 1 Units by June 30, 2007. However, we may purchase Put Class 1 Units any time prior thereto at our sole discretion. For the quarters after the exercise date, we have redeemed the following number of Put Class 1 Units for the net cash amounts shown below:

Put Class 1
Quarter Ended	Units Redeemed	Net Cash
December 31, 2005(1)	247,466	$680,000	(2)
March 31, 2006	—	—
June 30, 2006	—	—

(1)	Also includes the last three days of September 2005.

(2)	Net cash amount represents gross redemptions of $688,000 less $8,000 of distributions from July 2005 through November 2005.

As of June 30, 2006, we have 9,616,833 Put Class 1 Units remaining to be redeemed by June 30, 2007. We are not required to make purchases on a pro-rata basis or pursuant to any other procedure. However, we will not purchase any Put Class 1 Units prior to June 30, 2007 unless we determine that we have the funds available and it is in our best interest to do so. There are no conditions to our obligation to pay for the Put Class 1 Units.
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
Plan to Fund Redemptions
We currently have sufficient cash to redeem the remaining 9,616,833 Put Class 1 Units as of June 30, 2006. In addition, we have $8,275,000 under our Line of Credit available for additional borrowings. See Notes 5 and 14 to the Notes to Condensed Consolidated Financial Statements. Our cash was obtained primarily from the sales of properties in 2004 through 2006 and the proceeds of our Series B Preferred Unit offering. We believe it is too early to establish a redemption plan for Class 2 Units which may be put to us in 2010 for redemption by June 30, 2012. However, as of June 30, 2006, we have outstanding 18,321,055 Units that are either Class 2 Units or convertible into Class 2 Units.
Relationship between Distributions to Unit and Preferred Unit Holders and Funds from Operations and Available Cash
For the three and six months ended June 30, 2006 and the year ended December 31, 2005, we have been able to fund distributions to Members from Funds from Operations. When taking into account the principal payments we are required to make on our mortgage loans, we also had sufficient funds from operations to pay for both Member distributions and our required principal payments during each of those periods.
The chart set forth below shows the relationship between funds from operations, Member distributions and principal payments for the three and six months ended June 30, 2006 and the year ended December 31, 2005 (in thousands):

	Three Months	Six Months	Year Ended
	Ended	Ended	December 31,
	June 30, 2006	June 30, 2006	2005
Funds from Operations	$2,521	$4,147	$8,882
Member distributions	(1,418)	(2,836)	(5,601)

Subtotal	1,103	1,311	3,281
Principal payments	(620)	(1,302)	(2,928)

Total	$483	$9	$353

Other
Unrestricted Cash
At June 30, 2006, we had unrestricted cash totaling $33,690,000, compared to $28,426,000 at December 31, 2005. This $5,264,000 increase was attributable to net cash provided by operations of $3,849,000, net cash provided by investing activities of $1,228,000 and net cash provided by financing activities of $187,000.
Restricted Cash
The terms of certain of our mortgages require impound accounts for the payment of insurance, property taxes, replacement reserves and lender holdbacks on proceeds from new mortgages for immediate repair improvements, as well as scheduled principal and interest payments on the debt. We classify these impound accounts as restricted cash on our balance sheet. At June 30, 2006, our restricted cash totaled $1,359,000 compared to $1,478,000 at December 31, 2005. The $119,000 decrease primarily related to reductions in replacement reserve impounds of $360,000 and offset by an increase of $241,000 in property tax, insurance and other impound accounts.
Net Cash from Operations
Net cash provided by operations during the six months ended June 30, 2006 was $3,849,000, which reflects net income of $2,014,000 adjusted for the gain on sale of property of $3,894,000, loss on disposal of assets of $107,000, write off of deferred debt issuance costs of $28,000, non-cash depreciation and amortization charges of $5,057,000, amortization of discount on mandatorily redeemable liability of $1,154,000 and less the net effect of changes in operating assets and liabilities of $617,000, primarily from a decrease in accounts payable and accrued expenses of $1,608,000 offset by an increase in prepaid expenses of $347,000 and other assets of $247,000. For the same period last year, net cash provided by operations was $4,519,000, which reflects net income of $2,415,000 adjusted for the gain on sale of property of $1,887,000, non-cash depreciation and amortization charges of $4,895,000, loss on disposal of assets of $64,000, write off of deferred debt issuance costs of $75,000 and less the net effect of changes in operating assets and liabilities of $1,043,000, primarily from a decrease in restricted cash of $1,386,000 offset by an increase in prepaid expenses of $370,000.
Cash Flows From Investing Activities
Net cash provided by investing activities was $1,228,000 for the six months ended June 30, 2006 consisting of $7,127,000 from the disposal of assets and $3,515,000 of payments on notes receivable, offset by $9,414,000 used for additions to real estate investments. For the same period last year, net cash provided by investing activities was $3,109,000 consisting of $4,074,000 from disposal of assets and $140,000 of payments on notes receivable offset by $1,105,000 for additions to real estate investments.
Cash Flows From Financing Activities
Net cash used in financing activities for the six months ended June 30, 2006 was $187,000. The uses of cash were repurchases of Class 1, Class 2 and Class 3 Units in the amount of $259,000, principal payments on mortgage notes of $1,302,000, payoff of mortgage loans of $2,776,000, deferred financing costs of $62,000, distributions paid in advance of $28,000 and distributions to Unit and Preferred Unit holders in the amount of $2,836,000. This was offset by proceeds received from the refinance of mortgages payable of $3,250,000 and new mortgages on acquired properties of $4,200,000. For the same period last year, net cash used in financing activities was $89,000. The uses of cash were repurchases of Class 1, Class 2 and Class 3 Units in the amount of $1,986,000, distributions to Unit and Preferred Unit holders in the amount of $2,757,000, distributions paid in advance of $66,000, principal payments on mortgage notes of $1,387,000, payoff of mortgage loans of $3,382,000 and deferred financing costs of $14,000. This was offset by proceeds received from the refinance of certain mortgage loans of $4,322,000 and proceeds from the issuance of Series B Preferred Units of $5,181,000.

Long-Term Debt
Our long-term debt consists of 42 real estate mortgages totaling $219,453,000 as of June 30, 2006. One mortgage is secured by three properties and 41 mortgages are secured individually by one of 40 properties with one property having a second mortgage. This debt generally requires monthly payments of principal and interest. As of June 30, 2006, the weighted average interest rate on our real estate mortgages was 6.19% compared to 5.90% at the same time last year. This increase was primarily due to the increase in the weighted average interest rate on mortgages with variable rates offset by the payoff of mortgages on properties sold in 2005 and 2006 which had higher fixed interest rates.
Line of Credit
We maintain a line of credit in the amount of $11,000,000. The interest rate on borrowings on our line of credit is the highest of 5% or the “Prime Rate”. A $6,000,000 portion of the line of credit matures on July 1, 2007 with the remaining $5,000,000 expiring November 1, 2007. We did not use the line of credit during the three months ended June 30, 2006 or during 2005, except in connection with the bridge loan where the availability was reduced from $11,000,000 to $8,250,000, when we provided a $2,750,000 letter of credit as additional collateral for our bridge loan. See Notes 5, 6 and 14 to the Condensed Consolidated Financial Statements for additional information.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our primary market risk exposure results from changes in interest rates on our debt obligations. We are vulnerable to increases in the interest rates on our variable rate mortgage notes and line of credit. Of our $219,453,000 of mortgage debt at June 30, 2006, $60,674,000, or 27.5% have variable interest rates or will become variable during the term of the mortgage note. We are also vulnerable to significant increases in interest rates to the extent that we refinance our mortgage notes or incur additional debt in the future. We may need to incur additional debt to help finance the redemption of the Class 2 Units that we are required to redeem by June 30, 2012. On an ongoing basis, we actively monitor and manage interest costs on our variable rate debt through refinancing of certain of our mortgage loans with variable interest rates and converting them to favorable fixed interest rates or more favorable variable interest rates. We have also managed our interest costs by using forward rate lock agreements to secure fixed interest rates on permanent financing for acquisitions.
The following table presents information about our debt obligations at June 30, 2006. The table presents scheduled principal payments and related weighted average interest rates by expected maturity dates. The weighted average interest rates shown for 2006 are calculated as of June 30, 2006.

(Dollar Amounts in Thousands)	2006	2007	2008	2009	2010	Thereafter
Mortgage loans with fixed rates maturing through October 2014 (1)	$1,884	$2,005	$2,134	$24,191	$18,657	$70,397
Weighted average interest rate	6.28%	(1)	(1)	(1)	(1)	(1)
Mortgage loans with fixed rates that become variable between August 2007 and January 2010 maturing through 2033 (2)	$750	$790	$832	$895	$895	$35,349
Weighted average interest rate	5.24%	(2)	(2)	(2)	(2)	(2)
Mortgage loans with variable rates maturing through 2033 (3)	$26,729	$333	$354	$376	$376	$32,506
Weighted average interest rate	6.11%	(3)	(3)	(3)	(3)	(3)

(1)	Twenty-seven loans with rates ranging from 5.21% to 7.13% with the earliest loan maturing February 2009.

(2)	Ten loans with initial fixed rates ranging from 4.60% to 5.40% as of June 30, 2006.

(3)	Five loans with rates ranging from 5.47% to 7.61% as of June 30, 2006.
Item 4. Controls and Procedures
Under the supervision and with the participation of Gayle M. Ing, the Company’s Chief Executive Officer and Chief Financial Officer, management carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, the Chief Executive and Chief Financial Officer has concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective.
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
We entered into a settlement with the tenant who vacated one of our commercial properties prior to the scheduled lease termination date. See Notes 12 and 14 to our Notes to Consolidated Financial Statements set forth in Part I, Item 1.
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
ISSUER PURCHASES OF SECURITIES

				Approximate Dollar
			Total Number of Units	Value that May Yet
			Purchased as Part of	Be Purchased Under
	Total Number of	Average Price	Publicly Announced	The Plan or
Period	Units Purchased(1)	Paid per Unit	Plans or Programs	Programs(2)
April 1 — 30, 2006	Class 1—None	$—	—
	Class 2—None	$—	—
	Class 3—22,933	$1.78	22,933	$45,965,449

May 1 — 31, 2006	Class 1—None	$—	—
	Class 2—80,029	$1.80	80,029
	Class 3—None	$—	—	$45,965,449

June 1 — 30, 2006	Class 1—None	$—	—
	Class 2—3,000	$1.79	3,000
	Class 3—6,552	$1.80	6,552	$45,965,449

Total Second Quarter	Class 1—None	$—	—
	Class 2—83,029	$1.80	83,029
	Class 3—29,485	$1.78	29,485

(1)	Only our Class 1 Units are registered under the Exchange Act.

(2)	In addition to the Units that may be repurchased as described below, the Company is obligated to redeem Class 1 and Class 2 Units that are put to the Company in accordance with the put rights of the Class 1 and Class 2 Units, respectively. See the Company’s Revised Description of Securities, filed as Exhibit 99.1 to our Form 8-K filed with the Securities and Exchange Commission on February 10, 2006. The Company is obligated to redeem the 9,864,299 Put Class 1 Units by June 30, 2007. See Note 7 of our Notes to Condensed Consolidated Financial Statements in Part I, Item 1. The full amount of the Company’s obligations for the 9,864,299 Put Class 1 Units was $27,422,751 (9,864,299 x $2.78 exercise price). The amount set forth in this column reflects the sum of (i) the $20,000,000 amount available for voluntary unit repurchases described below plus (ii) (a) the $27,422,751 amount required to redeem Put Class 1 Units, as adjusted for distribution offsets minus (b) any Put Class 1 Units redeemed by the Company. In addition, upon a change of control of the Company, as defined in the Series B COD, the Company is obligated to repurchase the Series B Preferred Units. See the Company’s Revised Description of Securities.

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

Item 4. Submission of Matters to a Vote of Security Holders
See our Form 8-K filed with the SEC on June 27, 2006 (June 20, 2006 event date) for the results of our Annual Meeting of Members held on June 20, 2006, which information is incorporated herein by reference.
Item 6. Exhibits

10.9*(1)	Executive Management Services Agreement, dated effective as of July 1, 2007 between JCM Partners, LLC and Computer Management Corporation

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer

32.1	Rule 13a-14(b) Certification of the Chief Executive Officer

32.2	Rule 13a-14(b) Certification of the Chief Financial Officer

*	Indicates management contract or compensation plan or agreement

(1)	Incorporated by reference to Exhibit number 10.9 to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 1, 2006 (July 26, 2006 event date).

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JCM Partners, LLC
Date: August 14, 2006	By:	/s/ GAYLE M. ING
Gayle M. Ing
President, Chief Executive Officer and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Designation	Description
Exhibit 10.9*(1)	Executive Management Services Agreement, dated effective as of July 1, 2007 between JCM Partners, LLC and Computer Management Corporation

Exhibit 31.1	Rule 13a-14(a) Certification of the Chief Executive Officer

Exhibit 31.2	Rule 13a-14(a) Certification of the Chief Financial Officer

Exhibit 32.1	Rule 13a-14(b) Certification of the Chief Executive Officer

Exhibit 32.2	Rule 13a-14(b) Certification of the Chief Financial Officer

*	Indicates management contract or compensation plan or agreement

(1)	Incorporated by reference to Exhibit number 10.9 to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 1, 2006 (July 26, 2006 event date).