Form 10-Q
period 2006-09-30
JCM PARTNERS LLC
filed 2006-11-14
CIK 1139163

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Yes ☐       No ☑
As of November 14, 2006, the registrant had the following Classes of Units and Series of Preferred Units outstanding of which the following number of Units and Preferred Units were owned by a wholly-owned subsidiary of the Company:

Class of Unit/Series of Preferred Unit	Owned by Members	Owned by Subsidiary	Total Outstanding
Class 1(1)	12,876,320	6,298,961	19,175,281
Class 2	14,906,197	7,214,807	22,121,004
Class 3	32,704,379	15,869,017	48,573,396
Series B Preferred	7,192,000	—	7,192,000

Total	67,678,896	29,382,785	97,061,681

(1)	Includes 9,581,829 Class 1 Units subject to redemption by June 30, 2007. See Part I — Item 1, Note 6 of Notes to Condensed Consolidated Financial Statements.

JCM PARTNERS, LLC
FORM 10-Q
For the Quarterly Period Ended September 30, 2006

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
JCM PARTNERS, LLC
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollar amounts in thousands, except per unit data)

	September 30,	December 31,
	2006	2005
ASSETS

Real estate investments, net	$238,198	$235,389
Real estate investments held for sale, net	—	5,646
Cash and cash equivalents	42,201	28,426
Restricted cash	2,117	1,478
Notes receivable	184	3,834
Rents receivable	139	186
Prepaid expenses	332	879
Deferred costs, net	1,809	2,134
Other assets	469	1,374

Total assets	$285,449	$279,346

LIABILITIES, REDEEMABLE UNITS, MEMBERS’ EQUITY AND RETAINED EARNINGS

LIABILITIES:
Mortgages payable	$216,947	$211,396
Mortgages payable on real estate investments held for sale	—	4,691
Tenants’ security deposits	2,894	2,850
Accounts payable and accrued expenses	2,070	3,687
Accrued interest	1,075	1,028
Accrued Real Estate Taxes	971	—
Unearned rental revenue	187	190
Mandatorily redeemable liability (See Note 6)	24,715	23,621

Total liabilities	248,859	247,463

REDEEMABLE UNITS (See Note 6):
Convertible Class 1 Units, $1 par value — 3,390,560 and 4,043,240 outstanding at September 30, 2006 and December 31, 2005, respectively	329	1,059
Redeemable Class 2 Units, $1 par value — 14,889,505 and 14,649,718 outstanding at September 30, 2006 and December 31, 2005, respectively	3,952	4,812

Total redeemable units	4,281	5,871

MEMBERS’ EQUITY (See Note 7):
Non-redeemable Class 3 Units, $1 par value — 32,674,487 and 32,450,969 outstanding at September 30, 2006 and December 31, 2005, respectively	8,539	10,499
Preferred Units
7,192,000 Series B Preferred Units outstanding at September 30, 2006 and December 31, 2005	6,928	7,387
Distributions paid in advance	(14)	—
Retained earnings	16,856	8,126

Total members’ equity	32,309	26,012

Total liabilities, redeemable units and members’ equity	$285,449	$279,346

See Accompanying Notes to Condensed Consolidated Financial Statements.

JCM PARTNERS, LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Dollar amounts in thousands, except per unit data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
REVENUES:
Rental	$13,026	$11,445	$37,838	$34,252
Interest	604	164	1,362	417
Rental Settlement Income (see Note 11)	2,208	—	2,208	—

Total revenues	15,838	11,609	41,408	34,669

OPERATING EXPENSES:
Interest expense	3,528	2,612	10,101	7,820
Operating and maintenance	4,027	3,555	11,585	10,191
Depreciation and amortization	2,546	2,155	7,615	6,544
General and administrative	871	987	2,953	3,415
Real estate taxes and insurance	1,221	1,116	3,675	3,506
Utilities	1,116	1,015	3,278	2,894
Amortization of discount on mandatorily redeemable liability	418	88	1,572	88
Write off of deferred debt issuance costs	226	2	229	14

Total expenses	13,953	11,530	41,008	34,472

Income (loss) before discontinued operations	1,885	79	400	197

Discontinued operations:
Gain on sale	4,843	1,770	8,738	3,657
Discontinued operations, net	(12)	(33)	(408)	382

Income from discontinued operations	4,831	1,737	8,330	4,039

Net Income (Loss)	6,716	1,816	8,730	4,236

Distributions paid to preferred unit holders	(153)	(152)	(458)	(342)

Net Income Applicable to Class 1, 2 and 3 Units	$6,563	$1,664	$8,272	$3,894

Income (loss) per outstanding Class 1, 2 and 3 Units:
From continuing operations — Class 1	$.03	$.00	$.01	$.00
From discontinued operations — Class 1.08		.02	.14	.05

Basic and diluted — Class 1 Units	$.11	$.02	$.15	$.05

From continuing operations — Class 2	$.03	$.00	$.01	$.01
From discontinued operations — Class 2.08		.03	.14	.06

Basic and diluted — Class 2 Units	$.11	$.03	$.15	$.07

From continuing operations — Class 3	$.03	$.00	$.01	$.01
From discontinued operations — Class 3.08		.03	.14	.06

Basic and diluted — Class 3 Units	$.11	$.03	$.15	$.07

WEIGHTED AVERAGE CLASS 1, 2 AND 3 UNITS OUTSTANDING:
Basic and diluted — Class 1	3,641	12,581	3,735	14,731
Basic and diluted — Class 2	14,647	15,056	14,593	14,659
Basic and diluted — Class 3	32,674	31,820	32,634	31,595

Income (loss) per outstanding Preferred Units:
From continuing operations	$.03	$.00	$.01	$.01
From discontinued operations	.08	.03	.14	.06

Basic and diluted — Preferred Units	$.11	$.03	$.15	$.07

WEIGHTED AVERAGE PREFERRED UNITS OUTSTANDING
Basic and diluted	7,192	7,192	7,192	5,381

See Accompanying Notes to Condensed Consolidated Financial Statements.

JCM PARTNERS, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollar amounts in thousands)

	Nine Months Ended
	September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,730	$4,236
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of property	(8,738)	(3,657)
Loss on disposal of assets	135	99
Depreciation and amortization	7,616	7,299
Amortization of discount on mandatorily redeemable liability	1,572	88
Write off of deferred debt issuance costs	269	100
Effect of changes in:
Restricted cash	(640)	(1,068)
Rents receivable	46	(3)
Prepaid expenses	547	589
Deferred costs	(155)	(720)
Other assets	867	(139)
Tenants’ security deposits	44	74
Accounts payable and accrued expenses	(1,540)	(150)
Accrued interest	47	(20)
Unearned rental revenue	(3)	(3)
Accrued real estate taxes	893	822

Net cash provided by operating activities	9,690	7,547

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to real estate investments	(10,244)	(39,824)
Proceeds from disposal of assets	14,460	10,360
Payments received on notes receivable	3,650	357

Net cash provided by (used in) investing activities	7,866	(29,107)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of Class 1, Class 2 and Class 3 Units	(434)	(1,994)
Payments on mortgages payable	(1,918)	(2,129)
Payoff of mortgage loans	(4,667)	(6,454)
Deferred financing costs	(141)	(320)
Proceeds from refinance of mortgages payable	3,250	4,322
New mortgages on acquired properties	4,200	26,500
Member distributions to Class 1, 2 and 3 and Series B Preferred Unit holders	(4,057)	(4,179)
Distributions paid in advance	(14)	(33)
Proceeds from issuance of Series B Preferred Units	—	5,277

Net cash provided by (used in) financing activities	(3,781)	20,990

Net increase in cash	13,775	(570)
Cash and cash equivalents, beginning of period	28,426	6,569

Cash and cash equivalents, end of period	$42,201	$5,999

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$10,165	$8,722

Distributions applied to mandatorily redeemable liability	$384	$—

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
In August of this year, the Company sold a 100 unit property in Sacramento, California for $7,600,000 resulting in a gain on sale of $4,843,000. The Company received net proceeds of approximately $5,313,000. These proceeds were placed in a section 1031-exchange account. The Company is actively seeking an acceptable exchange property. The Company paid off the remaining $1,891,000 balance on the mortgage loan secured by the property and an additional $39,000 for prepayment penalties.
The following is a breakdown of the results of discontinued operations, including data from five properties sold during the nine months ended September 30, 2005 and two properties sold during the nine months ended September 30, 2006:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Amounts in thousands)
Rental revenues	$142	$1,350	$674	$4,575
Interest and other	—	1	—	1
Interest expense	(21)	(295)	(111)	(883)
Operating and maintenance	(49)	(583)	(375)	(1,477)
Depreciation and amortization	—	(240)	—	(755)
Real estate taxes and insurance	(14)	(130)	(75)	(421)
Utilities	(15)	(113)	(74)	(337)
Prepayment penalty	(39)	—	(403)	(10)
Write off of deferred debt issuance costs	(16)	(23)	(44)	(311)
Gain on sales	4,843	1,770	8,738	3,657

Total discontinued operations	$4,831	$1,737	$8,330	$4,039

In February of this year, the Company sold an 84 unit property in Sacramento, California for $7,400,000. The Company received net proceeds of approximately $3,900,000. These proceeds were placed in a Section 1031-exchange account. The Company did not locate an acceptable exchange property. The sale will result in approximately $5,600,000 in taxable gain to the Company’s members. This gain is anticipated to be allocated as follows:

	Total Gain
	Approximately $5,600
	(Amounts in thousands)
	Ordinary capital Federal gain rate of 15%	Section 1250 rate of 25%
IRM Equity Investors	$700	$2,700
All Other Investors	$1,700	$500

Total	$2,400	$3,200
The Company’s Form 10-K for the year ended December 31, 2005, under “Possible Tax Consequences for Members” includes additional information regarding allocation of gain among the Company’s members upon the sales of properties.
3. NOTES RECEIVABLE
In August 2004 the Company sold 48 condominiums in a single transaction and carried back a $1,300,000 promissory note secured by the condominiums. The Company has been receiving principal payments as condominiums are sold and is releasing its security interest in the sold condominiums. As of September 30, 2006, the remaining principal balance of the promissory note was $184,000.
4. SECURED LINE OF CREDIT
The Company has a revolving line of credit with a general borrowing capacity of $11,000,000, secured by two properties. The annual interest rate is the “Prime Rate” index, with a minimum rate of 5.0% on the amount borrowed. A $6,000,000 portion of the line of credit expires July 1, 2007 with the remaining $5,000,000 expiring November 1, 2007.
The Company did not use the line of credit during the nine months ended September 30, 2006. During 2005 the availability of the line of credit was reduced to accommodate a letter of credit in the amount of $2,750,000 provided by the Company as additional collateral for the bridge loan lender. Upon the repayment of the bridge loan on July 31, 2006, as discussed in Note 5 below, the $2,750,000 letter of credit was cancelled and the amount available under the line of credit was restored to $11,000,000. The line of credit contains a financial covenant as to debt service coverage ratio with which the Company was in compliance.
5. MORTGAGES PAYABLE
The Company’s mortgages payable generally require monthly interest and principal payments. The obligations include 27 fixed rate loans and 17 variable rate loans which are secured by deeds of trust on the Company’s real estate investments. The Company is required by the terms of certain of the mortgage loans to maintain lender impound accounts for insurance, property taxes and reserves for property improvements which are recorded as restricted cash.
On July 31, 2006, the Company refinanced the $26,500,000 bridge loan on the 272 unit apartment property located in Sacramento, California with permanent financing with the same lender. The permanent loan matures on August 1, 2016 and is at an annual fixed interest rate of 5.51%. The loan requires interest only payments during the first two years and interest and principal payments amortized over 120 months during the remaining eight years. On August 14, 2006 the $530,000 good faith deposit paid to lock in the interest rate was returned to the Company.
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
On September 28, 2005, the rights of the holders of Class 1 Units to exercise their Class 1 Put Rights expired. The holders of Class 2 Units will have the option to exercise their Class 2 Put Rights in 2010. The Company is required to redeem all Put Class 2 Units by June 30, 2012. Holders of Class 1 Units who did not exercise their Class 1 Put Rights may convert their Class 1 Units into Class 2 or Class 3 Units; accordingly, unexercised Class 1 Units remain classified as redeemable units on the Condensed Consolidated Balance Sheet. Holders of 9,864,299 Class 1 Units exercised their Class 1 Put Rights at a price of $2.78 per Class 1 Unit, for an aggregate amount of $27,422,751 (the “Aggregate Exercise Price”). The Aggregate Exercise Price has been reduced by an amount equal to all distributions paid (on a per Class 1 Unit basis) to the holders of Put Class 1 Units from July 1, 2005 through June 30, 2006, which was $777,000. The Company is obligated to purchase all of the Put Class 1 Units by June 30, 2007. However, the Company may purchase any Put Class 1 Units any time prior thereto at its sole discretion. The Company is not required to make purchases on a pro rata basis or pursuant to any other procedure. There are no conditions to the Company’s obligation to pay for the Put Class 1 Units.
Under SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, the Company did the following:
•	Upon receipt of the exercise notifications by Class 1 Unit holders, the Company accounted for these Units as a liability (“Mandatorily Redeemable Liability”);

•	The Company aggregated the receipt of the exercise notifications together and recorded the initial liability based on the weighted average exercise date of September 16, 2005;

•	Upon the reclassification of the Put Class 1 Units from redeemable units to a liability there was an associated reduction of Redeemable Class 1 Units value, based on “par” value of Class 1 Redeemable Units, with the difference charged to Retained Earnings. The Company made no initial charge to operations;

•	Using a discounted cash flow approach, an initial liability of $23,802,000 was determined using a 9.6% discount factor based on obligations of similar risk and with similar payment terms with a non-related party; and

•	The discount related to the net present value of the aggregate exercise price is being amortized as interest expense using an effective interest amortization method and is included in the determination of income from operations. The initial discount was $3,423,000 which was based on the Aggregate Exercise Price of $27,422,000 (less the distributions paid from July 2005 through September 2005 totaling $197,000) less the initial liability of $23,802,000. The Company recorded amortized interest expense of $1,572,000 for the nine months ending September 30, 2006.
In December 2005, the Company redeemed 247,466 Put Class 1 Units for a net cash amount of $680,000, representing gross redemptions of $688,000 less $8,000 of distributions from July through November 2005. In July 2006, the Company redeemed 35,004 Put Class 1 Units for a net cash amount of $94,000, representing gross redemptions of $97,000 less $3,000 of distributions from July 2005 through June 2006. These units were included in the mandatorily redeemable liability and the net amount paid for these units reduced the balance of the liability. At September 30, 2006 and December 31, 2005, there were 9,581,829 and 9,616,833 units, respectively, remaining to be purchased under the mandatorily redeemable liability.
The Put Class 1 Units will remain outstanding and will continue to vote and receive distributions until redeemed by the Company. Under the Company’s Operating Agreement, holders of the Put Class 1 Units will not acquire the status of creditors. Class 1 Units redeemed by the Company will be deemed cancelled and returned to the status of authorized but unissued Units.

The following is a reconciliation of the Mandatorily Redeemable Liability balance (in thousands):

Aggregate Exercise Price	$27,422
Member distributions from July to September 2005	(197)

Adjusted Aggregate Exercise Price	27,225
Initial discount	(3,423)

Initial liability	23,802
Member distributions for fourth quarter 2005	(196)
Amortization of discount for fourth quarter 2005	695
Redemption of 247,466 Put Class 1 Units in December 2005	(680)

Balance at December 31, 2005	23,621
Member distributions for the six months ended June 30, 2006(1)	(384)
Redemption of 35,004 Put Class 1 Units in July 2006	(94)
Amortization of discount for the nine months ended September 30, 2006	1,572

Balance at September 30, 2006	$24,715

(1)	Member distribution offsets ceased as of June 30, 2006 as required by Section 5.5.1 of the Certificate of Designations for the Class 1 Units.
As of July 1, 2006, member distributions on Put Class 1 Units have been accounted for as an interest expense, rather than as a distribution. The amount of the “interest expense” (i.e., distributions) for the Put Class 1 Units was $193,000 for the quarter ending September 30, 2006.
During the nine months ended September 30, 2006, Unit holders other than our wholly owned subsidiary converted 610,426 Class 1 Units to 486,780 Class 2 Units and 123,646 Class 3 Units; and 132,357 Class 2 Units to Class 3 Units. The Units were converted on a 1-to-1 basis.
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
8. DISTRIBUTIONS TO MEMBERS
During the nine months ended September 30, 2006, the Company made distributions to holders of Units and Preferred Units required by the Certificates of Designations of the Class 1, Class 2, Class 3 and Series B Preferred Units, respectively, plus voluntary distributions, as follows (dollar amounts in thousands):

Class of Unit/Series of Preferred Units	Amount
Class 1 (1)(4)	$805
Class 2 (2)(4)	906
Class 3 (3)(4)	2,081
Series B Preferred (3)(4)	458

Total Distributions(4)	$4,250

(1)	The Class 1 mandatory monthly distribution is equal to 1/12 of $0.0775 per Class 1 Unit, or a total of $0.0775 per Class 1 Unit each year. Includes $384,000 paid to holders of Put Class 1 Units from January 1, 2006 through June 30, 2006, which will be offset against the redemption price paid for the Put Class 1 Units. As of July 1, 2006, member distributions on Class 1 Put Units are accounted for as an interest expense and equal $193,000 for the quarter ending September 30, 2006 (see Note 6).

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
9. REPURCHASE OF UNITS
During the nine months ended September 30, 2006, the Company voluntarily repurchased the following Units through a wholly-owned subsidiary:

Class of Unit	# of Units	Amount
Class 1	42,254	$75,511
Class 2	114,636	205,798
Class 3	32,485	58,014

Total	189,375	$339,323

All Units owned by the subsidiary are considered outstanding under the Company’s Operating Agreement for all purposes, except as noted below, including voting and participation in mandatory and other distributions paid by the Company. However, for financial reporting purposes, these Units are not considered outstanding and any distributions paid to the subsidiary are eliminated in consolidation. Accordingly, for financial reporting purposes, the number of Units outstanding at September 30, 2006 is the number of Units outstanding minus the Units owned by the Company’s subsidiary. However, for all other purposes, the Company has 89,869,681 Class 1, 2 and 3 Units outstanding at September 30, 2006. Repurchases of Units were recorded against the Member’s equity balances.
As of November 14, 2006, the Company’s wholly owned subsidiary owned the following number of Class 1, 2 and 3 Units of the Company:

Class of Unit	# of Units(1)
Class 1	6,298,961
Class 2	7,214,807
Class 3	15,869,017

Total	29,382,785

(1)	Units owned by the Company’s subsidiary are periodically allocated into Class 1, 2 and 3 Units in proportion to the Units held by all Members in accordance to Section 2.3.5 of the Company’s Operating Agreement.
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

11. CONTINGENCY AND LEGAL MATTERS
As of September 30, 2006, the Company is not aware of any litigation threatened against the Company other than routine litigation arising out of the ordinary course of business, some of which is expected to be covered by liability insurance, and none of which is expected to have a material adverse effect on the consolidated financial statements of the Company.
The Company had obtained a court judgment against a tenant who vacated one of the Company’s commercial properties prior to the scheduled lease termination date. The judgment was for unpaid rent and additional charges from the date this tenant ceased lease payments through May 2004 for a total of approximately $1,100,000 which is not included as accrued revenues in the Consolidated Statement of Operations (“Phase I Judgment”). In July 2006, the Company reached a final settlement with this tenant. As part of the settlement, the tenant received a complete release from the Company. The total amount of the settlement was $2,517,000. The settlement had the following components:

Component	Amount	Date(s) Paid
The $1,100,000 Phase I Judgment, plus interest and reimbursement for the Company’s legal fees related to the appeal.	$1,283,000	July 12 and 21, 2006

Settlement for unpaid rent and additional charges for the period after May, 2004 not covered by the Phase I Judgment (the “Phase II Settlement”).	$1,234,000	July 21, 2006
Approximately $98,000 received from the Phase I and Phase II settlements was booked to offset 2006 unpaid rent and additional charges and expenses incurred by the Company during 2006 resulting from this tenant’s lease default, approximately $211,000 was booked to interest income, and the remaining $2,208,000 was booked to Rental Settlement Income for the third quarter of 2006.
12. RECLASSIFICATIONS
Reclassifications were made to the 2005 condensed financial statements to conform to the 2006 presentation. Certain items were reclassified related to Discontinued Operations as discussed in Note 2 and with respect to the presentation of redeemable units.
13. CERTAIN RELATED PARTY TRANSACTIONS
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
14. SUBSEQUENT EVENTS
From October 1, 2006 through November 14, 2006, Unit holders, other than our wholly owned subsidiary, converted 82,964 Class 1 Units to 16,692 Class 2 Units and 66,272 Class 3 Units. The Units were converted on a 1-to-1 basis.
From October 1, 2006 through November 14, 2006, the Company, through its wholly owned subsidiary, repurchased an additional 13,105 convertible Class 1 Units and 36,380 non-redeemable Class 3 Units for an average price per Unit of $1.83.

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
Total revenue from continuing operations for the three months ended September 30, 2006 was $15,838,000, an increase of $4,229,000 over the third quarter last year. This increase is due to a $517,000 higher rental revenue from same store operations, additional residential revenue of $927,000 from the apartment property purchased in September 2005, $179,000 of rental revenue from the two commercial properties acquired in the second quarter of 2006, $2,208,000 of rental settlement income related to a court judgment against a tenant who vacated one of the Company’s commercial properties prior to the scheduled lease termination date, and an increase in interest income of $440,000. Rental revenue increases were realized in both our continuing residential properties and continuing commercial properties. Approximately 90% of rental revenue came from continuing apartment properties and 10% from continuing commercial properties. We expect modest rental revenue growth from our continuing operations during the last quarter of 2006 due to improving conditions in some of our markets for rental properties, offset by the historically slower rate of rental activity in the last two months of the year.
We realized net income of $6,716,000 for the quarter ended September 30, 2006, an increase of $4,900,000 over the quarter ended September 30, 2005 due to higher income from continuing operations and higher income from discontinued operations. The 2006 third quarter net income from continuing operations of $1,885,000 represented an increase in net income of $1,806,000 over net income of $79,000 for the 2005 third quarter, primarily attributable to higher rental revenues and $2,208,000 of rental settlement income, partially offset by the $418,000 amortization of discount on the mandatorily redeemable liability and higher operating expenses.
Property Occupancy
The table below sets forth the overall weighted average occupancy levels for our properties, by type of property, owned at September 30, 2006, December 31, 2005 and September 30, 2005. The weighted average occupancy is calculated by multiplying the occupancy of each property by its square footage and dividing by the total square footage in the portfolio.

	Occupancy at
	September 30,	December 31,	September 30,
Property Type	2006	2005	2005
Apartment Communities	95.2%	93.8%	95.3%
Commercial Properties	85.0%	88.9%	78.6%
Occupancy at our apartment communities at September 30, 2006 increased to 95.2% from 93.8% at December 31, 2005. The increase was primarily due to overall increased occupancy in the Sacramento, Stockton, Concord and Fairfield/Vacaville regions partially offset by decreased occupancy in the Modesto/Turlock and Tracy/Manteca regions.
Contributing factors influencing our ability to improve or maintain occupancy include the California economy, continuing competition with providers of other forms of multifamily residential properties and single-family housing, and the construction of new apartment communities where our properties are located. We believe occupancy will remain relatively stable at this level for the remainder of 2006 due to a continuing management implemented cross-marketing program, resident referral program, resident retention focus and rent concession incentives.

Our future apartment occupancy rates will be subject to numerous factors, many of which are outside of our control. We believe the remainder of 2006 will continue to be challenging on the leasing front, but that modest rent growth may occur because of slowing new rental housing construction activity and steady though slow job growth in certain of our sub-markets. California appears to be recovering from its economic slowdown and there has been recent favorable news regarding the economy, however, the impact to our submarkets is unknown. Forecasts in trade journals and marketing reports for our submarkets indicate relatively slight rent increases and stable occupancies pegged to steady job growth and dwindling affordability and declining consumer confidence in the single-family housing market. Demand for new housing has slowed considerably and the inventory of unsold homes is growing statewide. Single family homes have been competing for our potential renters. Additionally, unsold condominiums entering the market as rentals could dampen rent increases and occupancy due to increased rental supply. We believe that consumers continue to carefully consider how much they are willing to spend on housing, which is putting pressure on rents. In the recent past, historically low mortgage rates have enabled more renters to purchase homes. Buying or renting single-family housing was the reason given by many residents who moved out of our apartment properties during the prior two years. If mortgage rates continue to increase or stay flat at third quarter 2006 levels, we anticipate over time slightly less pressure on rents and occupancies, as renters may be less able to purchase homes; however, we cannot predict when changes in mortgage rates will occur or how quickly such changes will impact our properties.
Qualified potential residents continue to be difficult to find. Our market surveys indicate that a number of competitors have decreased asking rents, as we have done at selected properties in order to remain competitive. Many of our competitors give rent concessions. We give them as well at many properties, such as a discount off a first month’s rent. Accordingly, there can be no assurance that our future occupancy or rental rates will not be significantly less than our occupancy and rental rates at September 30, 2006. However, we are experiencing slight rental rate and occupancy increases in certain of our sub-markets.
Occupancy at our commercial properties decreased to 85.0% at September 30, 2006 from 88.9% at December 31, 2005 from tenant vacancies at our Napa properties. Our commercial submarkets had the following occupancy levels:

	Occupancy at
	September 30,	December 31,	September 30,
Region	2006	2005	2005
Concord	91.3%	85.2%	79.4%
Napa	74.8%	93.2%	77.9%
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
Though market conditions for leased space in commercial buildings have improved, acquiring new tenants remains highly competitive in the San Francisco Bay Area. The general economic decline and job loss in the technology industry have reduced demand for commercial buildings in most San Francisco Bay Area submarkets. Vacancy rates have gone up and rents have come down considerably from the peaks reached in early 2000. However, the recent beginning of the recovery from California’s economic slowdown and budget problems and the improving technology industry have resulted in somewhat improved vacancy rates and increasing rents.
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
Comparative Funds From Operations

	Three Months Ended		Nine Months Ended
(Dollars in Thousands,	September 30,		September 30,
Except Per Unit Amounts)	2006	2005	2006	2005
Net Income (Loss)	$6,716	$1,816	$8,730	$4,236
Adjustments:
Depreciation and amortization :
Real property	2,426	2,044	7,224	6,153
Capitalized leasing expenses	22	22	65	89
Write off of deferred debt issuance costs	226	2	229	14
Amortization of discount on mandatorily redeemable liability	418	88	1,572	88
Discontinued operations:
Depreciation, real property	—	240	—	755
Gain on sale of property	(4,843)	(1,770)	(8,738)	(3,657)
Write off of deferred debt issuance costs	16	23	44	76

Funds from operations	$4,981	$2,465	$9,126	$7,754

Funds from operations per outstanding Class 1, 2 and 3 Units:
Class 1	$.08	$.03	$.16	$.11

Class 2	$.09	$.04	$.16	$.12

Class 3	$.09	$.04	$.16	$.12

Income (loss) per outstanding Class 1, 2 and 3 Units: (per Statements of Operations):
From continuing operations — Class 1	$.03	$.00	$.01	$.00
From discontinued operations — Class 1.08		.02	.14	.05

Basic and diluted — Class 1 Units	$.11	$.02	$.15	$.05

From continuing operations — Class 2	$.03	$.00	$.01	$.01
From discontinued operations — Class 2.08		.03	.14	.06

Basic and diluted — Class 2 Units	$.11	$.03	$.15	$.07

From continuing operations — Class 3	$.03	$.00	$.01	$.01
From discontinued operations — Class 3.08		.03	.14	.06

Basic and diluted — Class 3 Units	$.11	$.03	$.15	$.07

WEIGHTED AVERAGE CLASS 1, 2 AND 3 UNITS OUTSTANDING:
Basic and diluted — Class 1	3,641	12,581	3,735	14,731
Basic and diluted — Class 2	14,647	15,056	14,593	14,659
Basic and diluted — Class 3	32,674	31,820	32,634	31,595

Funds from operations per outstanding Preferred Units	$.09	$.04	$.16	$.12

Income (loss) per Preferred Units (per Statement of Operations):
From continuing operations	$.03	$.00	$.01	$.01
From discontinued operations	.08	.03	.14	.06

Basic and diluted	$.11	$.03	$.15	$.07

WEIGHTED AVERAGE PREFERRED UNITS OUTSTANDING:
Basic and diluted	7,192	7,192	7,192	5,381

For the quarter ending September 30, 2006, FFO was $4,981,000 as compared to $2,465,000 for the same quarter last year, an increase of $2,516,000. The increase was primarily due to the quarter-over-quarter increase in income from continuing operations of $2,303,000 (after adding back the discount for the mandatorily redeemable liability), of which $2,208,000 represents one time rental settlement income. For the quarter ending September 30, 2006, per Unit and Preferred Unit Funds from Operations increased from the same quarter last year due primarily to the increase in income from continuing operations and the decrease in the number of Class 1 Units outstanding resulting from to the Class 1 Put and the creation of the mandatorily redeemable liability.
Three Months Ended September 30, 2006 Compared to the Three Months Ended September 30, 2005
Revenue From Continuing Operations
Total revenue from continuing operations for the three months ended September 30, 2006 was $15,838,000, an increase of $4,229,000 over the third quarter last year. This increase is primarily due to a $517,000 increase in rental revenue from same store operations, additional residential revenue of $927,000 from the apartment property purchased in September 2005, $179,000 of rental revenue from the two commercial properties acquired in the second quarter of 2006, $2,208,000 of rental settlement income related to a court judgment against a tenant who vacated one of the Company’s commercial properties prior to the scheduled lease termination date, and an increase in interest income of $440,000 offset by other minor decreases. Rental revenue increases were realized in both our continuing residential properties and continuing commercial properties.
During this third quarter of 2006, rental revenue from our apartment communities was $11,793,000, compared to $10,576,000 during the same quarter last year, excluding rental revenue from discontinued operations. The $1,217,000 increase was primarily related to $947,000 of rental revenue from the apartment property purchased in September 2005 and higher rental revenue from other continuing residential properties.
Rental revenue generated by our commercial properties was $1,218,000, up approximately $363,000 from $855,000 in the same quarter last year, excluding rental revenue from discontinued operations. The increase was primarily attributable to rental revenue from the two properties acquired this year and increased occupancies at our Concord office building.
During the three months ended September 30, 2006, average monthly rental rates per square foot for same-store apartment communities and commercial properties on a combined basis increased by approximately 1.6%. Additionally, same-store rental rates increased approximately 2.1% compared to the quarter ended September 30, 2005 due to increases in rental rates for same-store apartment communities. Our ability to continue to increase rents will largely depend on the changes in the real estate market and on general economic conditions in the areas in which we own properties. Same-store properties are defined as those properties owned by us during all months of the reporting periods and additionally any new properties acquired during the year. Average monthly rental rates are defined as contract rents for occupied units plus estimated market rents for vacant units divided by the total square footage in the portfolio at the end of the reporting periods.
During the three months ended September 30, 2006, the same-store average monthly rental rates per square foot for our apartment communities increased 1.0% from December 31, 2005 and increased 2.2% over the quarter ended September 30, 2005. The increase was attributable to increased rents both to existing residents upon lease expiration and to new residents upon move-in. The average monthly rental rates per square foot for same-store apartment communities were $1.11 as of September 30, 2006, $1.09 as of December 31, 2005 and $1.09 as of September 30, 2005.
During the three months ended September 30, 2006, the same-store average monthly rental rates per square foot for our commercial properties increased by approximately 0.4% from December 31, 2005 and increased 3.9% compared to the quarter ended September 30, 2005. These changes were attributable to increased rental rates at one of our commercial properties, offset by lower rental rates at our two newly acquired commercial properties. The average monthly rental rates per square foot for same-store commercial properties were $1.39 as of September 30, 2006, $1.45 as of December 31, 2005 and $1.39 as of September 30, 2005.
Excluding $211,000 in interest income related to the settlement described in Note 11 to the Notes to Condensed

Consolidated Financial Statements, interest revenue increased by $229,000 for the three months ended September 30, 2006 as compared to the same period last year, primarily due to higher cash balances as a result of property sales and rising interest rates.
Expenses From Continuing Operations
Total expenses (which include interest expense, operating and maintenance, depreciation and amortization, general and administrative, real estate taxes and insurance, utilities, amortization of discount on mandatorily redeemable liability and write off of deferred debt issuance costs) were $13,953,000 for the three months ended September 30, 2006 compared to $11,530,000 for the same period in 2005, an increase of approximately 21%, or $2,423,000 excluding expenses from discontinued operations. Approximately $1,717,000 of this increase was from $916,000 in higher interest expense, a $330,000 increase in the amortization of the mandatorily redeemable liability and $471,000 of increased operating and maintenance expense. The various components of total expenses are discussed in more detail below.
Interest expense. In the third quarter 2006, interest expense was $3,528,000, up from $2,612,000 for the same period last year, an increase of $916,000, excluding interest expense from discontinued operations. The 35% increase was primarily due to $431,000 interest expense on the bridge loan used for our September 2005 acquisition property, $193,000 of interest expense on the put redemption and interest on approximately $15,693,000 average higher outstanding loan balances than the same quarter of last year.
Operating and maintenance expenses. For the quarter, operating and maintenance expenses were $4,027,000, up from $3,555,000 for the third quarter last year, excluding operating and maintenance expenses from discontinued operations. The $472,000 increase was primarily due to higher expenditures for our apartment rehabilitation program of $163,000 and turnover costs of $186,000.
Depreciation and amortization expenses. During the third quarter in 2006, depreciation and amortization expenses were $2,546,000 as compared to $2,155,000 for the third quarter in 2005, excluding depreciation and amortization expense from discontinued operations. The increase of $391,000 was primarily attributable to higher depreciation expense of $275,000 related to our September 2005 acquisition property and $55,000 related to our two newly acquired commercial properties in the second quarter of 2006. Depreciation on additional capitalized property improvements to existing properties was offset by declining depreciation expense on older and fully depreciated properties.
General and administrative expenses. General and administrative expenses were $871,000 for the quarter, down from $987,000 for the same period last year. This $116,000 decrease was primarily due to appraisal, legal and accounting costs incurred in 2005 associated with determining and disclosing the Class 1 Unit exercise price in connection with the Class 1 Unit Put Rights and costs incurred in 2005 associated with the unsuccessful acquisition of a property in Sacramento, California.
Real estate taxes and insurance expenses. Real estate taxes and insurance expenses were $1,221,000 in the quarter ended September 30, 2006, up from $1,116,000 for the same period last year, excluding real estate taxes and insurance expenses from discontinued operations. The $105,000 increase was primarily due to an increase of $110,000 in real estate taxes for our Sacramento apartment property acquired in September 2005 offset by reductions in liability insurance expenses.
Utility expenses. Utility expenses were $1,116,000 for the quarter, as compared to $1,015,000 for the same quarter last year, an increase of $101,000, excluding utility expenses from discontinued operations. This change was due primarily to increased costs for electric and natural gas service.
Write off of deferred debt issuance costs. In the third quarter ended September 30, 2006, we recorded a loss of $226,000, excluding write off of deferred debt issuance costs from discontinued operations, to reflect the write-off of deferred debt issuance costs related to the early payoff of mortgages payable from refinancing activity.
Amortization of discount on mandatorily redeemable liability. As further explained in Note 6 of the Notes to Condensed Consolidated Financial Statements, the mandatorily redeemable liability related to the Put Class 1 Units was established in September 2005. Amortization of the discount amounted to $418,000 for the quarter ended September 30, 2006.

Net Income (Loss) Before Discontinued Operations
During the three months ended September 30, 2006, net income before discontinued operations was $1,885,000 compared to a net income of $79,000 for the same period last year. This $1,806,000 increase in net income reflected higher total revenues, including rental settlement income of $2,208,000, offset by the $418,000 attributable to the amortization of the mandatorily redeemable liability and higher expense in all categories as previously described, except for general and administrative expenses.
Discontinued Operations
During the quarter ended September 30, 2006, income from discontinued operations was $4,831,000 compared to income of $1,737,000 for the same period last year, an increase of $3,094,000. This increase primarily resulted from the sale of a residential property in the third quarter of 2006.
NET INCOME (LOSS)
During the quarter ended September 30, 2006, we recorded net income of $6,716,000 compared to a net income of $1,816,000 for the third quarter last year, an increase of $4,900,000. This increase was due to higher income from continuing operations and discontinued operations as previously described.
Nine Months Ended September 30, 2006 Compared to 2005
Revenue From Continuing Operations
Total revenue from continuing operations for the nine months ended September 30, 2006 was $41,408,000, an increase of $6,739,000 from the $34,669,000 for the same period last year. This increase is due to a $721,000 increase in rental revenue from same store operations, additional residential revenue of $2,531,000 from the apartment property purchased in September 2005, $314,000 of rental revenue from the two commercial properties acquired in the second quarter of 2006, $2,208,000 of rental settlement income related to a court judgment against a tenant who vacated one of the Company’s commercial properties prior to the scheduled lease termination date, and an increase in interest income of $945,000.
During the nine months ended September 30, 2006, rental revenue generated by our apartment communities was $34,672,000, up approximately $2,871,000 or 8.3% from $31,801,000 for the same period last year, excluding revenues from discontinued operations. This increase was primarily attributable to $2,552,000 of higher rental revenue from the apartment property acquired in September 2005 and higher rental revenue from all other apartment properties.
Rental revenue generated by our commercial properties was $3,125,000, up approximately $695,000 from $2,430,000 in the same period last year, excluding revenues from discontinued operations. Excluding $314,000 of rental revenue from the two commercial properties acquired this year, the increase was primarily attributable to higher rental rates and increased occupancies at our Concord office building.
During the nine months ended September 30, 2006, rental rates for same-store apartment communities and commercial properties on a combined basis increased 2.4%.
Expenses From Continuing Operations
Total expenses (which includes interest expense, operating and maintenance, depreciation and amortization, general and administrative, real estate taxes and insurance, utilities, prepayment penalties and write-off of deferred debt issuance costs) were $41,008,000 for the nine months ended September 30, 2006 compared to $34,472,000 for the same period in 2005, excluding expenses from discontinued operations. The various components of total expenses are discussed in more detail as follows:

Interest expense. In the nine months ended September 30, 2006, interest expense was $10,101,000, up from $7,820,000 for the same period last year, an increase of $2,281,000. This increase was due to $1,508,000 of interest expense from mortgages on three properties acquired since the same reporting period last year, interest payments on approximately $30,300,000 of outstanding loan balances and $193,000 interest expense on the put redemption partially offset by lower average weighted interest rates than the same period in 2005, 5.95% and 6.02% respectively.
Operating and maintenance expenses. For the period, operating and maintenance expenses were $11,585,000, up from $10,191,000 from the same period last year. The $1,394,000 increase was mainly due to higher expenditures for our apartment rehabilitation program of $567,000, leasing costs of $254,000 and turnover costs of $399,000.
Depreciation and amortization expenses. During the nine months ended September 30, 2006, depreciation and amortization expense was $7,615,000, as compared to $6,544,000 during the nine months ended September 30, 2005, an increase of approximately $1,071,000. This change was attributable to increases in real estate investments from capitalization of property improvements and increased depreciation from three properties acquired since the same reporting period last year.
General and administrative expenses. General and administrative expenses were $2,953,000 for the nine months ended September 30, 2006, down from $3,415,000 for the same period last year, a decrease of approximately $462,000. This decrease was primarily due to appraisal, legal and accounting costs associated with determining and disclosing the Class 1 Unit exercise price in connection with the 2005 Class 1 Unit Put Rights, partially offset by $107,000 for the Board of Managers’ compensation program implemented mid-2005.
Real estate taxes and insurance expenses. In the nine months ended September 30, 2006, real estate taxes and insurance expenses were $3,675,000, up from $3,506,000 for the same period last year. The increase of approximately $169,000 is primarily due to a $176,000 increase in real estate taxes offset by a decrease in insurance costs, due primarily to our ongoing accident prevention program. The increase in real estate taxes was primarily attributable to $288,000 in real estate taxes for our property acquired in September 2005.
Utility expenses. Utility expenses were $3,278,000 for the nine months ended September 30, 2006 as compared to $2,894,000 for the same period last year, an increase of $384,000. This change was due primarily to rate increases for electric and natural gas service and sewer and water service.
Write off of deferred debt issuance costs. In the nine months ended September 30, 2006, we recorded a loss of $229,000, excluding write-off of deferred debt issuance costs from discontinued operations, to reflect the write-off of deferred debt issuance costs related to the early payoff of mortgages payable from refinancing activity.
Net Income (Loss) Before Discontinued Operations
During the nine months ended September 30, 2006, net income before discontinued operations was $400,000 compared to net income of $197,000 for the same period last year. The year-over-year net income increase was due to higher revenues, including rental settlement income of $2,208,000 and lower general and administrative expenses, offset by the amortization of the discount on the mandatorily redeemable liability and higher operating expenses in all other categories.
Discontinued Operations
During the nine months ended September 30, 2006, income from discontinued operations was $8,330,000 compared to income of $4,039,000 for the same period last year. This increase of $4,291,000 primarily resulted from the higher gain on sale of two residential properties in this reporting period versus the gain on the four residential properties sold during the 2005 reporting period.

NET INCOME (LOSS)
During the nine months ended September 30, 2006, net income was $8,730,000 compared to net income of $4,236,000 for the same period last year, an increase of $4,494,000. The increase was primarily due to a $203,000 increase in income from continuing operations and a $4,291,000 increase in net income from discontinued operations.
Effects of Inflation on Operations
We believe the direct effects of inflation on our operations have not been significant. However, if the increase in gasoline prices in the first nine months of this year is sustained or prices increase further, we believe this could impact our residents’ decision as to where they live in relation to their place of employment and how much they will pay for housing. Accordingly, the direct effect of increased or increasing gasoline prices on our operations is unknown. However, we believe that most renters of Class B apartments are highly sensitive to their apartment rental costs. Because of this, we believe that high gasoline prices will affect the rental decisions of Class B apartment renters more than those of Class A apartment renters. Therefore, we believe that our renters of Class B apartments are more likely to move to competitors offering lower rents because these renters have less disposable income. In addition, we believe that some of our renters who have long commutes from some of our sub-markets to higher-paying job markets (i.e, the Bay Area or the Sacramento area), may choose to move closer to their places of employment, absorbing an increase in rents, offset by reduced financial and other costs of commuting. Further increases in inflation will likely put pressure on our Class B apartment rental rates and may make it harder to maintain occupancy or to raise rental rates at our Class B apartments.
Liquidity and Capital Resources
Short-Term Liquidity
As of September 30, 2006, our short-term liquidity needs included normal operating requirements, ongoing capital improvements, monthly principal amortization of our debt, “bridge” funding needs for acquisitions in connection with Section 1031 exchanges (“Section 1031 Acquisitions”), voluntary repurchases of Units, certain mandatory distributions required to be made to our Class 1, Class 2 and Class 3 Unit holders and Series B Preferred Unit holders and the redemption of Put Class 1 Units by June 30, 2007. See “Put Rights” and “Plan to Fund Redemptions” below. We expect to meet these requirements through net cash provided by operations and available cash. However, if needed for Unit repurchases, capital improvements or “bridge” funding needs for Section 1031 Acquisitions, we may increase our debt by drawing on our line of credit, refinancing certain mortgage obligations or through mortgage borrowing on our debt-free properties. Under the terms of our Class 1 Certificate of Designations, we have the option, but not the obligation to pay for Put Class 1 Units prior to June 30, 2007. We do not expect that rent increases upon tenant turnover and lease expirations, subject to market and general economic conditions, will have a significant impact on our short-term liquidity.
Long-Term Liquidity
Our long-term liquidity requirements include scheduled debt maturities, capital improvements, certain mandatory distributions required to be made to our Class 1, Class 2 and Class 3 Unit holders and Series B Preferred Unit holders and voluntary repurchases of Units and Preferred Units. Our long-term liquidity requirements also include our redemption obligations to holders of Class 2 Units. See “Put Rights” below. Cash flows from operations, including the effects of any rent increases, will not be sufficient to meet some of these long-term requirements, such as remaining balances due at loan maturities and our obligations to redeem Put Class 2 Units. Accordingly, it will be necessary for us to refinance the mortgages on certain of our properties or sell some properties. There can be no assurance that we will be able to refinance on terms advantageous to us, however, especially if interest rates rise in the future. See also “Plan to Fund Redemptions” below.
Put Rights
     Class 1 Put Rights
On September 28, 2005, the rights of the holders of Class 1 Units to exercise their Class 1 Put Rights expired. We are obligated under the terms of the Class 1 Put Rights to purchase the 9,864,299 Put Class 1 Units at a price of $2.78 per Class 1 Unit for an aggregate amount of $27,422,751 (the “Aggregate Exercise Price”). The Aggregate Exercise Price has been reduced by an amount equal to all Class 1 distributions paid (on a per Class 1 Unit basis) to the holders of Put Class 1 Units from July 1, 2005 through June 30, 2006, which was $777,000. We are required to purchase all of the Put Class 1 Units by June 30, 2007. However, we may purchase Put Class 1 Units any time prior thereto at our sole discretion. For the quarters after the exercise date, we have redeemed the following number of Put Class 1 Units for the net cash amounts shown below:

	Put Class 1
Quarter Ended	Units Redeemed	Net Cash
December 31, 2005 (1)	247,466	$680,000	(2)
March 31, 2006	—	—
June 30, 2006	—	—
September 30, 2006	35,004	94,000	(3)

Total	282,470	$774,000

(1)	Also includes the last three days of September 2005.

(2)	Net cash amount represents gross redemptions of $688,000 less $8,000 of distributions on the redeemed Units from July 2005 through November 2005.

(3)	Net cash amount represents gross redemptions of $97,000 less $3,000 of distributions on the redeemed Units from July 2005 through June 2006.
As of September 30, 2006, we have 9,581,829 Put Class 1 Units remaining to be redeemed by June 30, 2007. We are not required to make purchases on a pro-rata basis or pursuant to any other procedure. However, we will not purchase any Put Class 1 Units prior to June 30, 2007 unless we determine that we have the funds available and it is in our best interest to do so. There are no conditions to our obligation to pay for the Put Class 1 Units.
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
Plan to Fund Redemptions
We currently have sufficient cash to redeem the remaining 9,581,829 Put Class 1 Units as of September 30, 2006. In addition, we have $11,000,000 under our Line of Credit available for additional borrowings. See Note 4 to the Notes to Condensed Consolidated Financial Statements. Our cash was obtained primarily from the sales of properties in 2004 through 2006 and the proceeds of our Series B Preferred Unit offering. We believe it is too early to establish a redemption plan for Class 2 Units which may be put to us in 2010 for redemption by June 30, 2012. However, as of September 30, 2006, we have outstanding 18,280,065 Units that are either Class 2 Units or convertible into Class 2 Units.

Relationship between Distributions to Unit and Preferred Unit Holders and Funds from Operations and Available Cash
For the three and nine months ended September 30, 2006 and the year ended December 31, 2005, we have been able to fund distributions to Members from Funds from Operations. When taking into account the principal payments we are required to make on our mortgage loans, we also had sufficient funds from operations to pay for both Member distributions and our required principal payments during each of those periods.
The chart set forth below shows the relationship between funds from operations, Member distributions and principal payments for the three and nine months ended September 30, 2006 and the year ended December 31, 2005 (in thousands):

	Three Months Ended	Nine Months Ended	Year Ended
	September 30,	September 30,	December 31,
	2006	2006	2005
Funds from Operations	$4,981	$9,126	$8,882
Member distributions(1)	(1,414)	(4,250)	(5,601)

Subtotal	3,567	4,876	3,281
Principal payments	(616)	(1,918)	(2,928)

Total	$2,951	$2,958	$353

(1)	For the three months ended September 30, 2006, member distributions include $193,000 of distributions paid to the holders of Put Class 1 Units and is accounted for as interest expense.
Other
     Unrestricted Cash
At September 30, 2006, we had unrestricted cash totaling $42,201,000, compared to $28,426,000 at December 31, 2005. This $13,775,000 increase was attributable to net cash provided by operations of $9,960,000, net cash provided by investing activities of $7,866,000 and net cash used in financing activities of $3,781,000.
     Restricted Cash
The terms of certain of our mortgages require impound accounts for the payment of insurance, property taxes, replacement reserves and lender holdbacks on proceeds from new mortgages for immediate repair improvements, as well as scheduled principal and interest payments on the debt. We classify these impound accounts as restricted cash on our balance sheet. At September 30, 2006, our restricted cash totaled $2,117,000 compared to $1,478,000 at December 31, 2005. The $639,000 increase primarily related to an increase of $1,030,000 in the property tax and insurance impound accounts, offset by reductions of $391,000 in the replacement reserve and other impound accounts.
     Net Cash from Operations
Net cash provided by operations during the nine months ended September 30, 2006 was $9,690,000, which reflects net income of $8,730,000 adjusted for the gain on sale of property of $8,738,000, loss on disposal of assets of $135,000, write off of deferred debt issuance costs of $269,000, non-cash depreciation and amortization charges of $7,616,000, amortization of discount on mandatorily redeemable liability of $1,572,000 and less the net effect of changes in operating assets and liabilities of $106,000, primarily from a decrease in accounts payable and accrued expenses of $1,540,000 offset by an increase in prepaid expenses of $547,000 and other assets of $867,000. For the same period last year, net cash provided by operations was $7,547,000, which reflects net income of $4,236,000 adjusted for the gain on sale of property of $3,657,000, non-cash depreciation and amortization charges of $7,299,000, loss on disposal of assets of $99,000, write off of deferred debt issuance costs of $100,000 and less the net effect of changes in operating assets and liabilities of $530,000, primarily from a decrease in restricted cash of $1,068,000 offset by an increase in prepaid expenses of $589,000.

     Cash Flows From Investing Activities
Net cash provided by investing activities was $7,866,000 for the nine months ended September 30, 2006 consisting of $14,460,000 from the disposal of assets and $3,650,000 of payments on notes receivable, offset by $10,244,000 used for additions to real estate investments. For the same period last year, net cash used in investing activities was $29,107,000 consisting of $10,360,000 from disposal of assets and $357,000 of payments on notes receivable offset by $39,824,000 for additions to real estate investments.
     Cash Flows From Financing Activities
Net cash used in financing activities for the nine months ended September 30, 2006 was $3,781,000. The uses of cash were repurchases of Class 1, Class 2 and Class 3 Units in the amount of $434,000, principal payments on mortgage notes of $1,918,000, payoff of mortgage loans of $4,667,000, deferred financing costs of $141,000, distributions paid in advance of $14,000 and distributions to Unit and Preferred Unit holders in the amount of $4,057,000. This was offset by proceeds received from the refinance of mortgages payable of $3,250,000 and new mortgages on acquired properties of $4,200,000. For the same period last year, net cash provided by financing activities was $20,990,000. The uses of cash were repurchases of Class 1, Class 2 and Class 3 Units in the amount of $1,994,000, distributions to Unit and Preferred Unit holders in the amount of $4,179,000, distributions paid in advance of $33,000, principal payments on mortgage notes of $2,129,000, payoff of mortgage loans of $6,454,000 and deferred financing costs of $320,000. This was offset by new mortgages on acquired properties of $26,500,000, proceeds received from the refinance of certain mortgage loans of $4,322,000 and proceeds from the issuance of Series B Preferred Units of $5,277,000.
     Long-Term Debt
Our long-term debt consists of 42 real estate mortgages totaling $216,947,000 as of September 30, 2006. One mortgage is secured by three properties and 41 mortgages are secured individually by one of 40 properties with one property having a second mortgage. This debt generally requires monthly payments of principal and interest. As of September 30, 2006, the weighted average interest rate on our real estate mortgages was 5.95% compared to 6.02% at the same time last year. This decrease was primarily due to the payoff of mortgages on properties sold in 2005 and 2006 which had higher fixed interest rates and the reduction of the interest rate on the apartment property acquired in September 2005, partially offset by the increase in the weighted average interest rate on mortgages with variable rates.
     Line of Credit
We maintain a line of credit in the amount of $11,000,000. The interest rate on borrowings on our line of credit is the highest of 5% or the “Prime Rate”. A $6,000,000 portion of the line of credit matures on July 1, 2007 with the remaining $5,000,000 expiring November 1, 2007. We did not use the line of credit during the three months ended September 30, 2006 or during 2005, except in connection with the bridge loan where the availability was reduced from $11,000,000 to $8,250,000, when we provided a $2,750,000 letter of credit as additional collateral for our bridge loan. See Notes 4 and 5 to the Condensed Consolidated Financial Statements for additional information.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our primary market risk exposure results from changes in interest rates on our debt obligations. We are vulnerable to increases in the interest rates on our variable rate mortgage notes and line of credit. Of our $216,947,000 of mortgage debt at September 30, 2006, $60,634,000, or 27.9% have variable interest rates or will become variable during the term of the mortgage note. We are also vulnerable to significant increases in interest rates to the extent that we refinance our mortgage notes or incur additional debt in the future. We may need to incur additional debt to help finance the redemption of the Class 2 Units that we are required to redeem by June 30, 2012. On an ongoing basis, we actively monitor and manage interest costs on our variable rate debt through refinancing of certain of our mortgage loans with variable interest rates and converting them to favorable fixed interest rates or more favorable variable interest rates. We have also managed our interest costs by using forward rate lock agreements to secure fixed interest rates on permanent financing for acquisitions.

The following table presents information about our debt obligations at September 30, 2006. The table presents scheduled principal payments and related weighted average interest rates by expected maturity dates. The weighted average interest rates shown for 2006 are calculated as of September 30, 2006.
Debt Obligations

(Dollar Amounts in Thousands)	2006	2007	2008	2009	2010	Thereafter
Mortgage loans with fixed rates maturing through October 2014 (1)	$1,834	$1,952	$2,101	$22,307	$18,581	$70,208
Weighted average interest rate	6.28%	(1)	(1)	(1)	(1)	(1)
Mortgage loans with fixed rates that become variable between August 2007 and January 2010 maturing through 2033 (2)	$760	$800	$843	$907	$907	$35,113
Weighted average interest rate	5.20%	(2)	(2)	(2)	(2)	(2)
Mortgage loans with variable rates maturing through 2033 (3)	$26,725	$329	$351	$374	$374	$32,481
Weighted average interest rate	5.75%	(3)	(3)	(3)	(3)	(3)

(1)	Twenty-seven loans with rates ranging from 5.21% to 7.13% with the earliest loan maturing February 2009.

(2)	Ten loans with initial fixed rates ranging from 4.60% to 5.40% as of September 30, 2006.

(3)	Seven loans with rates ranging from 5.51% to 6.41% as of September 30, 2006.
Item 4. Controls and Procedures
Under the supervision and with the participation of Gayle M. Ing, the Company’s Chief Executive Officer and Chief Financial Officer and Douglas Toovey, the Company’s principal financial officer, management carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, the Chief Executive and Chief Financial Officer and the principal financial officer have concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective.
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
We entered into a settlement with the tenant who vacated one of our commercial properties prior to the scheduled lease termination date. See Note 11 to our Notes to Consolidated Financial Statements set forth in Part I, Item 1.
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

				Approximate Dollar
			Total Number of Units	Value that May Yet
			Purchased as Part of	Be Purchased Under
	Total Number of	Average Price	Publicly Announced	The Plan or
Period	Units Purchased(1)	Paid per Unit(2)	Plans or Programs	Programs(3)
July 1 - 31, 2006	Class 1 — 59,785	$2.33	59,785
	Class 2 — 3,000	$1.80	3,000
	Class 3 — 3,000	$1.80	3,000	$45,870,938

August 1 - 31, 2006	Class 1 — None	$—	—
	Class 2 — 3,000	$1.81	3,000
	Class 3 — None	$—	—	$45,870,938

September 1 - 30, 2006	Class 1 — None	$—	—
	Class 2 — 10,209	$1.83	10,209
	Class 3 — None	$—	—	$45,870,938

Total Third Quarter	Class 1 —59,785	$2.33	59,785
	Class 2 —16,209	$1.82	16,209
	Class 3— 3,000	$1.80	3,000

(1)	Only our Class 1 Units are registered under the Exchange Act.

(2)	The average price paid during the quarter for repurchases of Class 1, 2 and 3 Units, excluding any redeemed Put Class 1 Units was $1.81 per Unit. The average price in the quarter for redeemed Put Class 1 Units was $2.70, which gives effect to an offset for distributions paid from July 1, 2005 through June 30, 2006 to the holders of Put Class 1 Units.

(3)	In addition to the Units that may be repurchased as described below, the Company is obligated to redeem Class 1 and Class 2 Units that are put to the Company in accordance with the put rights of the Class 1 and Class 2 Units, respectively. See the Company’s Revised Description of Securities, filed as Exhibit 99.1 to our Form 8-K filed with the Securities and Exchange Commission on February 10, 2006. The Company is obligated to redeem the 9,864,299 Put Class 1 Units by June 30, 2007, of which 9,581,829 remain subject to redemption. See Note 6 of our Notes to Condensed Consolidated Financial Statements in Part I, Item 1. The full amount of the Company’s obligations for the 9,864,299 Put Class 1 Units was $27,422,751 (9,864,299 x $2.78 exercise price). The amount set forth in this column reflects the sum of (i) the $20,000,000 amount available for voluntary unit repurchases described below plus (ii) (a) the $27,422,751 amount required to redeem Put Class 1 Units, as adjusted for distribution offsets minus (b) any Put Class 1 Units redeemed by the Company. In addition, upon a change of control of the Company, as defined in the Series B Certificate of Designations, the Company is obligated to repurchase the Series B Preferred Units. See the Company’s Revised Description of Securities.

In March 2004, the Board of Managers authorized the repurchase of up to $20,000,000 of Units in any given month, superseding the previous authorization set in December 2001. The authorization will remain in effect until modified or terminated by the Board of Managers. The Company, through its wholly-owned subsidiary, may repurchase its Units from Members, when opportunities exist to buy at prices which are consistent with the Company’s unit repurchase guidelines. See our Form 10-K for the year ending December 31, 2005, Part I — Item 1. “Business—Voluntary Unit and Preferred Unit Repurchases” for additional information.
Item 6. Exhibits

10.9*(1)	Executive Management Services Agreement, dated effective as of July 1, 2007 between JCM Partners, LLC and Computer Management Corporation

10.10*(2)	Offer letter to Douglas W. Toovey dated September 1, 2006

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer and Chief Financial Officer

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer

32.1	Rule 13a-14(b) Certification of the Chief Executive Officer and Chief Financial Officer

32.2	Rule 13a-14(b) Certification of the Principal Financial Officer

*	Indicates management contract or compensation plan or agreement

(1)	Incorporated by reference to Exhibit number 10.9 to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 1, 2006 (July 26, 2006 event date).

(2)	Incorporated by reference to Exhibit number 10.10 to our Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on October 26, 2006 (September 22, 2006 event date).

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JCM Partners, LLC
Date: November 14, 2006	By:	/s/ GAYLE M. ING
Gayle M. Ing
President, Chief Executive Officer and Chief Financial Officer

By:	/s/ DOUGLAS TOOVEY
Douglas Toovey
Principal Financial Officer

EXHIBIT INDEX

Designation	Description

Exhibit 10.9*(1)	Executive Management Services Agreement, dated effective as of July 1, 2007 between JCM Partners, LLC and Computer Management Corporation

Exhibit 10.10*(2)	Offer letter to Douglas W. Toovey dated September 1, 2006

Exhibit 31.1	Rule 13a-14(a) Certification of the Chief Executive Officer and Chief Financial Officer

Exhibit 31.2	Rule 13a-14(a) Certification of the Principal Financial Officer

Exhibit 32.1	Rule 13a-14(b) Certification of the Chief Executive Officer and Chief Financial Officer

Exhibit 32.2	Rule 13a-14(b) Certification of the Principal Financial Officer

*	Indicates management contract or compensation plan or agreement

(1)	Incorporated by reference to Exhibit number 10.9 to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 1, 2006 (July 26, 2006 event date).

(2)	Incorporated by reference to Exhibit number 10.10 to our Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on October 26, 2006 (September 22, 2006 event date).