Form 10-K
period 2006-12-31
JCM PARTNERS LLC
filed 2007-04-02
CIK 1139163

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant: Not applicable, since the registrant has no established trading market.

As of March 31, 2007, the registrant had the following Classes of Units and Series of Preferred Units outstanding of which the following number of Units and Preferred Units were owned by a wholly-owned subsidiary of the Company:

Class of Unit/Series	Owned by	Owned by	Total
of Preferred Unit	Members	Subsidiary	Outstanding

Class 1(1)	12,801,130	6,260,409	19,061,539
Class 2	14,891,782	7,245,051	22,136,833
Class 3	32,655,539	15,966,961	48,622,500
Series B Preferred	7,192,000	—	7,192,000

Total	67,540,451	29,472,421	97,012,872

(1)	Includes 9,533,020 Class 1 Units subject to redemption by June 30, 2007. See Part I — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Put Rights.

Documents Incorporated by Reference:

Portions of the registrant’s Definitive Proxy Statement to be filed in conjunction with the registrant’s annual meeting of members to be held in June 2007 are incorporated by reference into Part III.

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

Our principal executive offices are located at 2151 Salvio Street, Suite 325, Concord, California, 94520.

Overview

JCM Partners is a limited liability company with activities related to the ownership, development, acquisition, renovation, management, marketing and strategic disposition of multifamily apartment communities and commercial properties in California. Through our wholly-owned subsidiaries, we currently own 45 properties. Management’s strategy is to be a regional, highly efficient provider of quality apartment communities. We seek to be a market leader by operating a sufficiently sized portfolio of apartments within each of the markets in which we own properties in order to drive down operating costs through economies of scale and management efficiencies.

As of December 31, 2006, our real estate portfolio consisted of:

•	38 apartment complexes with an aggregate of 4,984 units;

•	one office/retail property with 36 tenants and approximately 120,000 square feet;

•	two office properties with 4 tenants and approximately 49,000 square feet; and

•	four industrial properties with 14 tenants and approximately 103,000 square feet.

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

We have focused our activities on those related to the ownership, development, acquisition, renovation, management, marketing and strategic disposition of multifamily apartment communities and commercial properties in California. We currently intend to continue this focus, but our Board of Managers could, without member approval, decide to engage in other activities. Beginning in August 2004, we also began disposing of selected properties to raise funds to purchase Class 1 Units from our members in 2007. As of December 31, 2006, we had $32,563,000 in cash to meet our redemption obligations to our Class 1 Unit holders and for working capital purposes. We have invested that cash in money market instruments and preferred stock issues of closed-end exchange traded mutual funds.

Our Board of Managers has broad discretion with respect to our investments and has the power to determine which types of investments are in the best interests of our Company and its members. Although we are not limited by our Operating Agreement, we currently intend to continue our focus on investing in apartment communities and commercial properties primarily in California. We currently hold these properties primarily for capital appreciation and income. However, in connection with the redemption rights of the holders of our Class 2 Units, we may need to sell some of our properties. Although we do not have a policy as to the amount or percentage of assets which will be invested in any specific property, it is our intent to maintain a diversified portfolio of properties.

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

Voluntary Unit and Preferred Unit Repurchases

Under the terms of our Operating Agreement, we have the discretion to repurchase or otherwise reacquire Units from our members. In December 2001, our Board of Managers authorized us from time to time to repurchase Units and Preferred Units from our members, although we are not obligated to do so. In March 2004, our Board of Managers modified our repurchase guidelines to allow us to repurchase up to $20 million of Units and Preferred Units in any single month. In July 2005, our Board of Managers modified the formula, which determines the maximum price at which the Company would be willing to consider repurchasing Units, to include an increase in property values, a deduction of 10% of the value of the properties representing “all anticipated costs and expenses (including but not limited to the estimated costs and expenses of liquidating all of the Company’s properties)” and a minority/liquidity discount. Units we redeem pursuant to the Class 1 or Class 2 Put Rights will not be counted against the $20,000,000 of funds available for repurchase under this program. Our repurchase guidelines have the following policies:

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

In 2006, through a wholly-owned subsidiary, we made voluntary repurchases of 57,325 Class 1 Units, 135,603 Class 2 Units and 68,865 Class 3 Units for an aggregate amount of $471,000. We paid the same price for repurchases of Class 1, 2 and 3 Units. From January 1, 2007 through March 31, 2007, through a wholly-owned subsidiary, we made voluntary repurchases of an additional 17,863 Class 1 Units and 48,840 Class 3 Units for an aggregate amount of $124,000. We paid the same price for repurchases of Class 1 and 3 Units. As of March 31, 2007, our wholly-owned subsidiary owned 6,260,409 Class 1 Units, 7,245,051 Class 2 Units and 15,966,961 Class 3 Units.

Purchases of Put Class 1 Units

In July 2005, our Board of Managers adopted the following guidelines for the purchase of Put Class 1 Units, which we are required to purchase by June 30, 2007:

•	No Put Class 1 Units shall be purchased until June 1, 2007, unless the Company has determined that (the “Management Determinations”):

o	The Company has funds available to pay for Put Class 1 Units; and

o	Purchasing Put Class 1 Units is in the best interest of the Company.

•	After the Management Determination has been made, Put Class 1 Units shall be purchased by the Company according to the following priorities:

o	In the case of hardship;

o	To holders of the fewest Put Class 1 Units.

In 2006, we purchased 83,813 Put Class 1 Units for an aggregate amount of $234,000.

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

Series B Preferred Units — (“Senior Securities”)

Our Series B Preferred Units are senior in priority to our Class 1, 2 and 3 Units upon our liquidation or if we are involved in a change of control (as defined in the Certificate of Designations of the Series B Preferred Units (the “Series B COD”)). See Sections 6.1.3 and 6.1.4 of our Description of Securities (as revised February 10, 2006) (the “Revised Description of Securities”) for further information. Our Class 1, 2 and 3 Units are senior in priority to our Series B Preferred Units with respect to the payment of mandatory monthly distributions. See Sections 6.1.1 of our Revised Description of Securities for further information. We issued the Series B Preferred Units to accredited investors in connection with our need to raise capital to finance the Class 1 Unit Put Right. Holders of Class 1 Units, who were accredited investors, were permitted to pay for Series B Preferred Units in whole, or in part, with Class 1 Units valued at the price at which the Company was willing to repurchase Class 1 Units as of the day of the applicable Series B Preferred Subscription Agreement.

The Apartment Properties

As of December 31, 2006, our apartment properties consisted of 38 apartment complexes located in the following counties: 18 in Sacramento County, 5 in Solano County, 5 in Stanislaus County, 7 in San Joaquin County and 3 in Contra Costa County. The majority of these properties are classified as “second tier” or “class B,” meaning that they are considered to be typically well located, older properties in average to good condition. As of December 31, 2006, 5% of our apartment properties are classified as “first tier” or “class A”.

Revenues from our apartment properties result primarily from rents. These rents are required to be paid on a monthly basis. Our business strategy includes seeking to increase the cash flow generated by our apartment properties through rent increases upon tenant turnover and lease expiration, while maintaining high occupancy rates and prudent management of our operating expenses. Our ability to increase rents is subject to market conditions and general economic conditions. Accordingly, there can be no assurance that we will be able to implement our operating strategy successfully. We do not institute rent increases based on a pre-determined range, nor are such increases based on increased services and/or renovations. Accordingly, existing and even new tenants might resist such rent increases. We will generally make any increased cash flow available for our operating and capital expenses and cash distributions, but may offer some increased services and/or renovations as determined by market conditions. The average occupancy rate of our apartment properties was 95.4% at December 31 2006, 93.8% at December 31, 2005 and 94.6% at December 31, 2004. The apartment occupancy level at December 31, 2005 would have been 94.8% excluding the 272 unit apartment property acquired in September 2005.

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

Approximately 55% of the tenants in our apartment properties leave each year, and rents are adjusted to reflect market conditions existing at the time any new rental relationship commences. As a result of the relatively short-term stay of the majority of our tenants, our apartment properties tend not to have long-term leases that lock in current market rates.

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

All of our apartment properties are located in developed areas that include other apartment properties serving comparable tenant populations. An increase in the number of competitive apartment properties in a particular area could have a material adverse effect on rents and our ability to maintain occupancy levels. Construction of a significant number of new apartment properties during 2003 and 2004 in Sacramento and Solano Counties, combined with high unemployment, had an adverse effect on occupancy levels of our properties located in those counties. This effect began to temper in late 2005 with an improving unemployment rate and a slowing in new construction. We also compete with providers of other forms of multifamily residential properties and single-family housing. Buying or renting single-family housing was the reason given by 24% of residents who moved out of our apartment properties during 2006.

The Commercial Properties

As of December 31, 2006, our commercial properties consisted of seven sites in Northern California, including the Concord, California building housing our executive offices. Four of our commercial properties are located in Napa County and three are located in Contra Costa County. Additional information regarding our commercial properties can be found in “Item 2 — Properties.”

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

Our ability to increase rents is subject to market conditions and general economic conditions. Accordingly, there can be no assurance that we will be able to increase rents or otherwise implement our operating strategy successfully. We do not institute increases based on a pre-determined range, nor based on increased services and/or renovations. We will generally make any increased cash flow available for our operating and capital expenses and cash distributions. The average occupancy rate of our commercial properties was 95.1% as of December 31, 2006, 88.9% as of December 31, 2005 and 86.2% as of December 31, 2004.

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

Historically, in any given year, 6% to 25% of our existing commercial leases expire. In 2007, 13% of our existing commercial leases are scheduled to expire. Some tenants will exercise their option to extend the term of the lease, others will sign a new lease and extend their tenancy for an additional multi-year period, and others will vacate their spaces. Rents are adjusted to reflect market conditions for spaces that are vacated or when leases are renewed. We may incur substantial costs to improve our vacating or renewing commercial suites for tenant improvements. If we do, we normally will finance, capitalize and amortize these costs over the life of the lease.

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

Where required by our lenders, we obtain flood insurance. We do not maintain earthquake insurance coverage due to the high premium cost. Accordingly, a loss resulting from earthquake damage could have a material adverse effect on our financial condition and our operating results. Even if a loss is covered by our insurance, our insurance coverage may not be sufficient to pay the full current market value or replacement cost of our lost investment. Inflation, changes in building codes and ordinances, environmental considerations and other factors also might make it unfeasible to use insurance proceeds to repair or replace a property after it has been damaged or destroyed.

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

The terms of our property and general liability policies exclude mold-related claims. Should an uninsured loss arise against the Company, we would be required to use our own funds to resolve the issue, including litigation costs. Therefore, we can make no assurance that future liabilities resulting from the presence of, or exposure to, mold will not have a material adverse effect on our financial condition or results of operations. To date, we have not incurred any material costs or liabilities relating to claims of mold exposure or to abatement of mold conditions. However, we have been party to alleged moisture infiltration and resulting mold lawsuits at some of our apartment properties. We believe these suits were without merit; nonetheless, in certain instances we negotiated a settlement with certain of the plaintiffs in an effort to expedite the resolution of their claims and avoid potentially protracted litigation and associated attorney’s fees.

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

Sale or Disposition of JCM Property and Member’s Interest

Tax Treatment of Gains and Losses

The gain or loss on the sale of a member’s Units is the difference between the sale amount and the member’s adjusted basis. This basis includes a pro rata portion of the income, gain, loss, deduction and credit that the member would have otherwise received had it held the transferred Units for the entire year. The proration is based on the portion of the Company’s taxable year that elapses prior to the sale of the member’s Units. Generally, gain on the sale of Units that have been held for more than 12 months will be taxed as a long-term capital gain. For non-corporate taxpayers, long-term capital gains are taxed at special federal tax rates. For sales prior to May 6, 2003 and after December 31, 2010, long-term capital gains are subject to a maximum federal tax rate of 20% (10% to the extent the taxpayer’s taxable income is taxed at the 10% or 15% tax rate). The 20% and 10% rates are reduced to 18% and 8%, respectively, if the Units sold were held for more than five years.

For sales after May 5, 2003 and before January 1, 2011, long-term capital gains are subject to a maximum federal tax rate of 15%, 5% to the extent the taxpayer’s taxable income is taxed at the 10% or 15% tax rate The 5% rate is to be replaced with a 0% rate for calendar years 2008, 2009 and 2010.

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

As of December 31, 2006, JCM had approximately $138,671,000 of aggregate unrecaptured section 1250 gain (the “Existing Unrecaptured Section 1250 Gain”). This amount reflects dollar-for-dollar reductions for the unrecaptured section 1250 gain that has been recognized by members in connection with sales of members’ Units to third parties (i.e. persons other than JCM or JCM’s wholly-owned subsidiary) and also reflects reductions related to transfers of interest upon a member’s death. Based on the current tax rules, the 25% tax rate on unrecaptured gain does not apply to the redemption of a member’s Units (i.e., the purchase of the Units by either JCM or JCM’s wholly-owned limited liability company subsidiary, whether resulting from the Class 1 Put right, the Repurchase Program or otherwise). Instead, upon the redemption of a member’s Units, the current federal long-term capital gain rate of 15% (5% for individuals in the 10% or 15% tax brackets) applies. JCM may be able to reduce the Existing Unrecaptured Section 1250 Gain to some extent due to the redemptions of members’ Units. However, the rules relating to such potential reduction are complex and the Company has not obtained a tax opinion regarding the amount of Existing Unrecaptured Section 1250 Gain that JCM may reduce as a result of the redemptions of members’ Units. Accordingly, there is no guarantee that the IRS will agree with our interpretation. Also, it is possible that members who do not sell their Units to JCM (or its wholly-owned subsidiary) in a put or repurchase transaction may bear the entire cost of the 25% federal tax rate applicable to the Existing Unrecaptured Section 1250 Gain.

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

A large percentage of our Equity Investors who are Class 1 Unit holders have a capital balance that is negative or near negative. This means, by way of illustration, that if a Class 1 Unit holder had a capital account balance of a negative $1.00 per Class 1 Unit and sold those Class 1 Units for $2.78 each, that holder would be subject to taxes on $3.78 per Class 1 Unit.

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

Prior to 2005, JCM declared a voluntary distribution to non-resident members in an amount sufficient to pay this tax. JCM then paid this amount to the California Franchise Tax Board and sent JCM’s other members, a cash distribution in an equal and compensating amount per Unit. JCM has not made a similar voluntary distribution since

2005 and does not intend to declare these additional distributions in the future. However, our Board of Managers has the authority to resume these distributions in the future.

As it has in past years, JCM will pay the California Franchise Tax Board the required tax withholding amount on behalf of non-resident members. Since 2005, JCM has recovered this tax from those members over the remainder of the year. So for affected non-resident members, JCM began withholding one-ninth of the total withholding amount paid on each members’ behalf, starting with their April monthly distribution, so that each member repaid the Company by the end of the year. If JCM repurchased or redeemed Units or Preferred Units from one of these members prior to the end of the year, the amount paid to that member was reduced by any remaining amount due to the Company. If such member sold, transferred or gifted Units or Preferred Units to another investor, JCM required payment of the remaining withholding amount due the Company as part of the transfer paperwork.

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

Subsidiary Limited Liability Companies

JCM Partners, LLC is the single member in approximately 46 separate entities organized as California limited liability companies (LLCs), of which 45 are providing rental revenues as of December 31, 2006. These LLCs were established at the inception of JCM or for the acquisition of a new property to hold title to the individual properties. The California Secretary of State accepted the applications for dissolution for five of these inactive LLCs during 2006. For federal tax purposes, these LLCs are disregarded and treated as if they did not exist. In general, California also disregards these entities, but imposes a minimum tax of $800 and a fee on the gross income of a limited liability company. This fee is a function of the LLC’s gross income and currently ranges from $900 where gross income is at least $250,000 to $11,790 where gross income is $5,000,000 or more. For purposes of the California tax returns for years 2000, 2001 and 2002, JCM took the position that these LLCs were mere agents of JCM and, therefore, had no gross income. Based on this, these entities paid the minimum tax but did not pay the LLC fee. The California taxing authorities may not concur with this position. For 2005 and 2004, JCM paid $196,000 and $184,000, respectively, based on the gross income for JCM and all of the LLCs. For 2006, JCM is expecting to pay $197,000 based on gross income for JCM and all of the LLCs. JCM intends to pay the California taxing authorities based on gross income for JCM and the LLCs in future years. JCM may consider restructuring options regarding the LLCs in order to reduce the amount of these fees in the future, although the Company is not currently engaged in any active restructuring planning.

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

Environmental Matters

Under various federal, state and local environmental laws, ordinances and regulations, a current or former owner of real estate may be required to investigate, remove and clean up hazardous or toxic substances or petroleum product releases at such property or may be held liable to governmental entities or to third parties for property or natural resource damage and for investigation, removal, clean-up and other costs incurred by such parties in connection with the contamination. Such laws often impose clean-up responsibility and liability without regard to whether the owner knew of or caused the presence of the contamination. The liability under such laws has been interpreted to be joint and several, unless the harm is capable of apportionment and there is a reasonable basis for allocation of responsibility. Recently, indoor air quality issues, including mold, have been highlighted in the media and the industry has seen mold claims from apartment residents rising. California state agencies are attempting to assess this issue.

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

Employees

As of December 31, 2006, we had 191 employees. None of our employees are covered by collective bargaining agreements. We consider our relationships with our employees to be good.

Executive Officers of the Registrant

The executive officers of JCM Partners are set forth below:

Name	Age	Offices

Gayle M. Ing	57	Manager, Chief Executive Officer, President, Secretary and Tax Matters Partner
Michael W. Vanni	67	Manager and Chairman of the Board
Marvin J. Helder	57	Manager and Vice Chairman of the Board
Brian S. Rein	49	Chief Operating Officer
Douglas Toovey	51	Chief Financial Officer

Gayle M. Ing has been a manager and our President, Chief Executive Officer, Secretary and Tax Matters Partner since April 11, 2001. From April 11, 2001 until October 2, 2002 and from July 26, 2006 until December 13, 2006, Ms. Ing was also our Chief Financial Officer. From March 15, 2001 until April 11, 2001, Ms. Ing served as a consultant to JCM Partners through Computer Management Corporation. Prior to that, from December 1996 until March 2001, Ms. Ing was a management consultant, also through Computer Management Corporation, and was a volunteer with a child services facility. Ms. Ing served as the Vice President and Business Manager for Electronic Banking at Bank of America from January 1994 to November 1996.

Michael W. Vanni has been a manager of JCM Partners and Chairman of our Board since June 2000. Since 1978, Mr. Vanni has been the President of Computer Management Corporation, a data processing consulting company.

Marvin J. Helder has been a manager of JCM Partners and Vice Chairman of our Board since June 2000. Mr. Helder has been the President of Helder Construction, a commercial and residential construction and property management company, for the past eleven years.

Brian S. Rein has been our Chief Operating Officer since June 2000. Mr. Rein was the Chief Operating Officer of JCM Partners’ predecessor, IRM Corporation, from October 1998 through June 2000. For the ten years prior to his employment with IRM and JCM Partners, Mr. Rein had similar operations and management responsibilities serving as Vice President of John Connolly IV & Company where he directed the management of multifamily and commercial properties for institutional clients.

Douglas Toovey has been our Chief Financial Officer since December 13, 2006. From September 22, 2006 until December 13, 2006, Mr. Toovey was our Principal Accounting Officer. Mr. Toovey has 16 years of finance and accounting experience primarily with a privately held real estate development and property management company. From June to September 2006 pursuant to a consulting arrangement, he was the Interim Director of Real Estate for Citrix Online, a division of Citrix Systems, Inc., a NASDAQ listed company. From July 2005 to June 2006 pursuant to a consulting arrangement, he was a Strategy and Financial Advisor to Wilsey Bennett, Inc., a privately-held diversified holding company. From November 2004 to July 2005, on a consulting basis he was the Chief Financial Officer for Channel Islands Logistics, a privately-held start-up logistics and distribution company. From 2000 to November 2004 he was the Vice President and Treasurer of Wilsey Bennett, Inc., where he was also employed in various capacities from 1990 to 2000, including as Controller, Chief Operating Officer and Division Co President. Prior experience includes five years of public accounting experience with the certified public accounting firm of Deloitte & Touche (formerly Deloitte Haskins & Sells).

Mr. Vanni and Ms. Ing are husband and wife. There are no other family relationships among executive officers or managers, or persons chosen by us to be nominated as a manager or appointed as an executive officer of JCM Partners or any of its subsidiaries.

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

Risks Related to Our Business

In addition to general economic conditions, we are subject to a number of risks and uncertainties that are specific to us or the businesses we operate.

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

Unfavorable changes in the leasing market for apartment and commercial properties could adversely affect occupancy levels, rental rates and our operating results.

Market and economic conditions in the communities in which we operate may significantly affect occupancy levels and rental rates and therefore our profitability. All of our properties are located in developed areas that include other apartment and commercial properties serving comparable tenant populations. An increase in the number of competitive apartment and commercial properties in a particular area could have a material adverse effect on rents and our ability to maintain occupancy levels. Construction of a significant number of new apartment properties during 2003 and 2004 in Sacramento and Solano Counties, combined with high unemployment and the general slowdown in the California economy, has had an adverse effect on occupancy levels of our properties located in those counties. In addition, we compete with providers of other forms of multifamily residential properties and single-family housing. Recent favorable mortgage rates that allow potential renters to instead purchase homes decreases the pool of quality tenants available. Buying or renting single-family housing was the reason given by 24% of residents who moved out of our apartment properties during 2006.

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

Our multifamily apartment and commercial properties may be illiquid and their values may decrease; therefore, if we need to sell our properties to repurchase Units or otherwise meet our obligations for cash, we may not be able to sell our properties at prices or on terms that are favorable to us.

We expect to meet most of our liquidity requirements through cash provided by operations and available cash. However, if required for certain liquidity needs, including the repurchase of Units, capital improvements, “bridge” funding needs for Section 1031 acquisitions or redemptions of the Class 2 Units in 2012, we may sell some of our properties. Our investments in multifamily apartment properties and commercial properties, however, are relatively illiquid. The ability to sell these assets and the price received upon sale are affected by a number of factors including general and local economic conditions, the condition of the properties, the demand for the properties and the number of competing properties on the market in the area, real property tax rates, and a number of other market conditions. As a result, we may not be able to sell our properties when desirable or at a level at or above the original purchase price or a price we otherwise deem acceptable.

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

Our commercial properties and the rental offices of our residential properties are required to comply with Title III of the Americans with Disabilities Act (“ADA”) to the extent that such properties are public accommodations as defined by the ADA. The ADA requires the removal of structural barriers to the extent that they are readily achievable in older buildings, and building upgrades to current construction standards whenever facilities are modified. The ADA does not, however, consider residential properties, such as our apartment properties, to be public accommodations. Residential common and living areas of apartment complexes are governed by the Fair Housing Act, which also requires certain accommodation for handicapped individuals. To comply with the ADA, we have adopted an ADA Compliance Program, which included an evaluation of all properties and a multi-year plan to make readily achievable upgrades to accommodate the disabled. Failing to comply with the ADA could result in imposition of fines or an award of damages to private litigants. If we are required to make material changes to our properties to comply with the ADA our operating results could be materially adversely affected.

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

The appraisal values obtained in June 2005 in connection with the Class 1 Units Put Rights were reflective of the markets for each of our properties at that time and resulted in substantially higher values than previously used by us in determining the price we were willing to pay for Units under our repurchase program. Appraisal values are dependent on a variety of factors including, but not limited to, supply and demand for like properties, competition from other properties and other forms of housing, zoning and regulatory conditions, prevailing interest rates and net operating income of the property. Accordingly, we can give no assurance that the 2005 appraised values for our properties is an accurate indicator of the future value of our properties.

Ownership of our Units and Preferred Units could result in adverse tax consequences.

JCM is treated as a partnership for tax purposes. Therefore, each member is required to report on the member’s personal tax return the member’s share of each item of JCM’s income, gain, loss, deduction and credit, if any. A member’s taxable amounts may be different from the income, gain, loss, or deduction reported on our financial statements. The tax issues associated with ownership of our Units and Preferred Units are extremely complex and unique to each of our member’s own individual tax situation. Our Members should read the discussion in Part I, Item 1-Business under the heading “Possible Tax Consequences for Members” .

We could be classified as a publicly traded partnership, which could limit the amount of losses attributable to ownership of Units or Preferred Units that members could deduct.

Certain conditions, including our issuance of additional Units or Preferred Units, could result in our being classified as a publicly traded partnership. The Internal Revenue Code of 1986, as amended, imposes certain limitations on the current deductibility of losses attributable to investments in publicly traded partnerships and treats certain publicly traded partnerships as corporations for federal income tax purposes. If we are classified as a publicly traded partnership, but substantially all of our income is passive, we will avoid classification as a corporation. However, in this situation, members could only deduct JCM losses against JCM income and not the member’s other income. Any unused losses are suspended and carried forward until they are either used against future JCM income or the member disposes of their entire interest in JCM.

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

The holders of our Class 1 and Class 2 Units have rights that allow them to require us to repurchase their Units at certain times pursuant to the terms thereof. The rights of the holders of Class 1 Units to exercise their Put Rights expired on September 28, 2005. The holders of Class 2 Units will have the option to exercise their Class 2 Put Rights in 2010. Holders of 9,864,299 Class 1 Units exercised their Class 1 Put Rights at a price of $2.78 per Class 1 Unit, for an aggregate amount of $27,422,751, which will be reduced by an amount equal to all distributions paid (on a per Class 1 Unit basis) to the holders of Put Class 1 Units from July 1, 2005 through June 30, 2006, or by $777,000. In December 2005, we redeemed 247,466 Put Class 1 Units for a net cash amount of $680,000, representing gross redemptions of $688,000 less $8,000 of distributions from July through November 2005. In 2006, we redeemed 83,813 Put Class 1 Units for a net cash amount of $226,000, representing gross redemptions of $234,000 less $8,000 of distributions from July 2005 through June 2006. The Company is obligated to purchase all of the Put Class 1 Units by June 30, 2007, and to redeem all Put Class 2 Units by June 30, 2012. We currently have cash in excess of the amount required to purchase the remaining Put Class 1 Units.

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

On March 21, 2007, at its regular Board meeting, our Board of Managers approved submitting to our members proposed amendments to the Certificates of Designations of our Class 1, Class 2 and Class 3 Units that would reclassify our Units in order to enable us to deregister our Class 1 Units under the Exchange Act. We anticipate that this proposed reclassification transaction will be submitted to a vote of our members in the fourth quarter of 2007 at a special meeting of our members after we have filed a definitive proxy statement and other “going private” documents with the SEC, provided the proxy statement to our members and provided legal notice of the meeting. Additional information regarding the proposed reclassification and going private transaction is set forth in our Current Report on Form 8-K (March 21, 2007 event date), that we filed with the SEC on March 27, 2007.

If we deregister the Class 1 Units, we currently intend to provide all of our members with audited annual financial statements, along with other information we deem appropriate and consistent with applicable laws. This may be more or less information than is currently required.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

Through our wholly-owned subsidiaries, we currently own 45 properties.

As of December 31, 2006, our real estate portfolio consisted of:

•	38 apartment complexes with an aggregate of 4,984 units;

•	one office/retail property with 36 tenants and approximately 120,000 square feet;

•	two office properties with an aggregate of 4 tenants and approximately 49,000 square feet; and

•	four industrial properties with an aggregate of 14 tenants and approximately 103,000 square feet.

The ordinary course of our business operations includes ongoing renovation projects to our properties, including but not limited to exterior painting, roofing, siding, fencing, balcony and deck replacement, landscape upgrades, asphalt repairs and resurfacing, swimming pool resurfacing, new signage and interior unit remodeling. Costs are incorporated in operating budgets and covered by cash flow from operations or may be financed as required lender repairs during refinancing of certain properties. Amounts paid for investments in permanent improvements to our properties are typically capitalized.

The table below sets forth general information relating to the properties owned by our subsidiaries at December 31, 2006. Net book value is the gross carrying value (reorganization value plus cost of land, buildings and improvements subsequent to reorganization) of real estate investments and real estate investments held for sale less accumulated depreciation. All of the properties are suitable for the purpose for which they are designed and are being used. No single property accounted for more than 10% of our gross revenues in any one of the three years ended December 31, 2004, 2005 or 2006. No single property accounted for 10% of more of our assets as of December 31, 2004. As of December 31, 2005 and 2006, our 272 unit apartment property (Villagio) in Sacramento, California represented 13.6% and 13.5%, respectively, of our total assets.

Summary of Real Estate Holdings

							Average
							Monthly
							Rental Rates
							For the
		Number of	Percentage of	(In Thousands)			Year Ended	Average
	Number of	Apartment	Net Book	Net Book		Physical	December 31,	Unit Size
Properties	Properties	Units	Value	Value	Encumbrances	Occupancy(A)	2006(B)	(Square feet)

Residential Apartments by Geographic Markets
Sacramento, CA	18	2,652	51.5%	$126,717	$105,690	94.4%	$786	757
Stockton, CA	3	469	5.9%	14,404	14,782	94.5%	769	804
Modesto/Turlock, CA	5	651	8.6%	21,181	21,613	97.2%	721	772
Tracy/Manteca, CA	4	454	8.0%	19,673	17,638	97.4%	825	717
Fairfield/Vacaville, CA	5	634	12.3%	30,145	27,530	96.4%	924	753
Concord/Antioch, CA	3	124	3.1%	7,675	6,880	100.0%	924	654

Total Residential Apartments	38	4,984	89.4%	219,795	194,133	95.4%	804	757
Commercial Properties	7	N/A	10.6%	26,094	22,176	95.1%

Total All Properties	45	4,984	100.0%	$245,889	$216,309	95.4%

(A)	Physical occupancy as of the last Monday of the period.

(B)	Average monthly rent is calculated as the contract rent plus estimated market rent for vacant apartment homes, divided by the number of apartment homes.

None of our residential tenants occupy 10% or more of any individual property’s rentable square footage. Eighteen of our commercial tenants occupy 10% or more of an individual property’s rentable square footage. The principal nature of the businesses of our commercial tenants include construction, music, dry cleaning, insurance and various facets of the wine industry including wine production and cork and label suppliers. Additional principal businesses carried on at our five commercial properties include accounting, financial, food and retail service, home building, technology, property management services and engineering. For those tenants that occupy 10% or more of an individual property, such existing leases expire beginning March 30, 2007 and at varying times through May 7, 2013. Each lease provides for annual rental payments of between $12,000 and $399,000, with the average annual payment equaling $128,000. Seven of such leases contain no renewal options, three leases include a five-year renewal option and one lease includes two five-year renewal options at market rate.

The following table sets forth occupancy information for the last five years by sub-markets for the properties owned by our subsidiaries at December 31 of each year.

Historical Occupancy(A)

Properties	2006	2005	2004	2003	2002

Residential Apartments
Sacramento	94.4%	93.0%	94.8%	94.9%	95.9%
Stockton	94.5%	92.3%	95.3%	93.2%	95.4%
Modesto/Turlock	97.2%	93.7%	93.5%	94.3%	95.3%
Tracy/Manteca	97.4%	96.7%	95.8%	95.4%	93.2%
Fairfield/Vacaville	96.4%	95.3%	93.8%	96.1%	97.8%
Concord/Antioch	100.0%	98.4%	94.6%	94.0%	93.1%
Total Residential Apartments	95.4%	93.8%	94.6%	94.8%	95.7%

Commercial Properties	95.1%	88.9%	86.2%	75.4%	88.3%

Total All Properties	95.4%	93.1%	93.2%	91.1%	94.3%

(A)	Physical occupancy as of the last Monday of the year for properties owned as of December 31 of each year. The apartment occupancy level at December 31, 2005 would have been 94.8% , excluding the 272 unit apartment property acquired in September 2005.

The following table sets forth the average rent per square foot by sub-market for the last five years for the properties owned by our subsidiaries at December 31 of each year.

Average Monthly Rent per Square Foot(A)

Properties	2006	2005	2004	2003	2002

Residential Apartments:
Sacramento	$1.04	$1.02	$1.01	$1.01	$0.98
Stockton	.98	.96	.93	.91	.88
Modesto/Turlock	.95	.93	.93	.94	.93
Tracy/Manteca	1.18	1.18	1.14	1.14	1.17
Fairfield/Vacaville	1.25	1.24	1.26	1.24	1.24
Concord/Antioch	1.46	1.42	1.42	1.36	1.40
Total Residential Apartments	1.10	1.08	1.04	1.04	1.03

Commercial Properties	1.31	1.38	1.28	1.26	1.27

Total All Properties	1.12	1.10	1.06	1.06	1.04

(A)	Average monthly rent per square foot is contract rent for occupied units plus estimated market rent for vacant units divided by total rentable square feet for properties owned as of December 31 of each year.

The following sets forth a summary of tax information for the properties owned by our subsidiaries at December 31, 2006:

Summary Tax Information for the Properties
(Dollar Amounts in Thousands)

					Average Life
	Number	Adjusted		Annual	Claimed with
Residential Apartments	of	Federal	Average Real	Realty	Respect to
by Geographic Markets	Properties	Tax Basis(A)	Estate Tax	Taxes	Depreciation

Sacramento, CA	18	$57,206	1.08	$1,802	28
Stockton, CA	3	10,171	1.06	274	23
Modesto/Turlock, CA	5	10,452	1.06	345	30
Tracy/Manteca, CA	4	8,525	1.03	284	28
Fairfield/Vacaville, CA	5	10,320	1.10	487	31
Concord/Antioch, CA	3	2,447	1.06	135	33
Commercial	7	17,726	1.09	322	35

Total	45	$116,847		$3,649

(A)	Reflects, among other factors, the carryover of basis on tax-deferred exchanges.

Item 3.	Legal Proceedings

We are subject in the normal course of business to various legal proceedings in which claims for monetary or other damages may be asserted against us. Management does not believe any such legal proceedings are material.

In 2005, the Company obtained a court judgment against a tenant who vacated one of the Company’s commercial properties prior to the scheduled lease termination date. The judgment was for unpaid rent and additional charges from the date this tenant ceased lease payments through May 2004 for a total of approximately $1,100,000 which is not included as accrued revenues in the Consolidated Statement of Operations (“Phase I Judgment”). In July 2006, the Company reached a final settlement with this tenant. As part of the settlement, the tenant received a complete release from the Company. The total amount of the settlement was $2,517,000. The settlement had the following components:

Component	Amount	Date(s) Paid

The $1,100,000 Phase I Judgment, plus interest and reimbursement for the Company’s legal fees related to the appeal	$1,283,000	July 12 and 21, 2006
Settlement for unpaid rent and additional charges for the period after May, 2004 not covered by the Phase I Judgment (the “Phase II Settlement”)	$1,234,000	July 21, 2006

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

Holders

As of March 31, 2007, the approximate holders of record of our Units and Preferred Units were as follows:

Class 1	191
Class 2	206
Class 3	299
Series B Preferred	26

Since our Class 1 Units are registered under the Exchange Act, we are required to file annual, quarterly and other reports with the SEC. It is possible that certain of our other classes of Units may be treated under Section 12(g)(5) of the Exchange Act as the same class of Units as our Class 1 Units. If we have less than 300 holders of Class 1 Units (as determined under Section 12(g)(5) of the Exchange Act), we could become eligible to cease filing reports with the SEC upon the filing of a Form 15 with the SEC. Unless the SEC denies termination of our registration pursuant to procedures under Section 12(g)(4) of the Exchange Act, we would not be required to file with the SEC annual reports, quarterly reports and proxy statements as currently required by SEC rules if we file a Form 15. We could cease filing these SEC reports and members may receive more or less information about the Company and our financial condition, liquidity and results of operations. We currently provide our holders of Class 2 and 3 Units and Series Preferred B Units the same information we provide to our holders of Class 1 Units. As set forth in Part I-Item 1A-Risk Factors, on March 21, 2007 our Board of Managers approved submitting a reclassification transaction to our members in order to enable us to deregister our Class 1 Units under the Exchange Act. Accordingly, if this transaction is approved by our members, we intend to file a Form 15 with the SEC when we have less than 300 holders of Class 1 Units (as determined under Section 12(g)(5) of the Exchange Act). We anticipate that this would occur during the first quarter of 2008.

Purchases of Equity Securities

The table below summarizes our repurchases of equity securities during the fourth quarter of 2006.

ISSUER PURCHASES OF EQUITY SECURITIES

				Approximate Dollar
			Total Number of Units	Value that May Yet
		Average	Purchased as Part of	Be Purchased Under
	Total Number of Units	Price Paid	Publicly Announced	the Plan or
Period	Purchased(1)	per Unit(2)	Plans or Programs	Programs(3)

October 1-31, 2006	Class 1 — 13,105	$1.83	13,105	$45,870,938
	Class 2 — None	$—	—
	Class 3 — 20,000	$1.83	20,000
November 1-30, 2006	Class 1 — None	$—	—	$45,870,938
	Class 2 — None	$—	—
	Class 3 — 16,380	$1.83	16,380	$45,739,154
December 1-31, 2006	Class 1 — 50,775	$2.67	50,775
	Class 2 — 20,967	$1.84	20,967
	Class 3 — None	$—	—
Total Fourth Quarter	Class 1 — 63,880	$2.50	63,880
	Class 2 — 20,967	$1.84	20,967
	Class 3 — 36,380	$1.83	36,380

(1)	Only our Class 1 Units are registered under the Exchange Act. Includes a total for this quarter of 48,809 Put Class 1 Units that were redeemed by the Company.

(2)	The average price paid during the quarter for repurchases of Class 1, 2 and 3 Units, excluding any redeemed Put Class 1 Units was $1.83, $1.84 and $1.83 per Unit, respectively. The average price paid during the quarter for redeemed Put Class 1 Units was $2.70, which gives effect to an offset for distributions paid from July 1, 2005 through June 30, 2006 to the holders of Class 1 Units.

(3)	In addition to the Units that may be repurchased as described below, the Company is obligated to redeem Class 1 and Class 2 Units that are put to the Company in accordance with the put rights of the Class 1 and Class 2 Units, respectively. See the Company’s Revised Description of Securities, filed as Exhibit 99.1 to our Form 8-K filed with the Securities and Exchange Commission on February 10, 2006. The Company is obligated to redeem the 9,864,299 Put Class 1 Units by June 30, 2007, of which 9,533,020 remain outstanding. See Note 9 of our Notes to Consolidated Financial Statements in Item 8 and Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Put Rights in Item 7. The full amount of the Company’s obligations for the 9,864,299 Put Class 1 Units was $27,422,751 (9,864,299 x $2.78 exercise price). The amount set forth in this column reflects the sum of (i) the $20,000,000 amount available for voluntary unit repurchases described below plus (ii) (a) the $27,422,751 amount required to redeem Put Class 1 Units, as adjusted for distribution offsets minus (b) any Put Class 1 Units redeemed by the Company. In addition, upon a change of control of the Company, as defined in the Series B COD, the Company is obligated to repurchase the Series B Preferred Units. See the Company’s Revised Description of Securities.

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

Distributions

Distributions for the Past Two Years

Units

Pursuant to the terms of our Class 1 Units, we are required to pay a monthly mandatory distribution equal to 1/12 of $0.0775 ($0.006458) per Class 1 Unit. In December 2002 our Board of Managers declared a voluntary monthly distribution to be paid in addition to the mandatory monthly distribution on an ongoing basis of 1/12 of $0.0025 ($0.00021) per Class 1 Unit. Accordingly, in 2005 and 2006 we paid monthly distributions of $0.00667 per Class 1 Unit. Pursuant to the terms of our Class 2 Units, we are required to pay a monthly mandatory distribution equal to

1/12 of $0.08 ($0.006667) per Class 2 Unit. Pursuant to the terms of our Class 3 Units, we are required to pay a monthly mandatory distribution equal to 1/12 of $0.0825 ($0.006875) per Class 3 Unit. We are required to pay our Class 2 and 3 Units the same voluntary distribution that we pay to the Class 1 Units. Accordingly, in 2005 and 2006, we paid monthly distributions of $0.006875 and $0.007083 per Class 2 and Class 3 Unit, respectively.

Preferred Units

Pursuant to the terms of our Series B Preferred Units, we are required to pay a monthly mandatory distribution equal to 1/12 of $0.0825 ($0.006875) per Series B Preferred Unit. We are required to pay our Series B Preferred Units the same voluntary distribution that we pay to the Class 3 Units. In 2005 and 2006, we paid monthly distributions of $0.0070833 per Series B Preferred Unit.

Additional Information Regarding our Units and Preferred Units

Additional information regarding the other rights of our Units and Preferred Units are set forth in our Revised Description of Securities and our updated Summary of Operating Agreement (as revised February 10, 2006), which we filed as exhibit 99.2 to our Form 8-K, dated February 10, 2006 (the “Revised Summary of Operating Agreement”). In addition, on March 21, 2007, our Board of Managers added a 1:1 record holder to record holder transfer restriction on all of our Units and Preferred Units. See our Current Report on Form 8-K filed on March 27, 2007 with the SEC.

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

(Dollar Amounts in Thousands,	Years Ended December 31,
Except Per Unit Amounts)	2006	2005	2004	2003	2002

Rental revenue from continuing operations	$50,902	$46,686	$45,086	$44,912	$48,795

Rental revenue from discontinued operations	$664	$5,710	$7,427	$8,253	$4,260

Net income (loss) before discontinued operations	$(133)	$(881)	$97	$(423)	$(514)
Income (loss) from discontinued operations	8,273	17,234	5,815	1,997	1,077

Total net income	$8,140	$16,353	$5,912	$1,574	$563

Net income per Unit and Preferred Unit	$.14	$.25	$.08	$.02	$.01

Net income (loss) per Unit from continuing operations	$—	$(.02)	$—	$—	$(.01)

Net income (loss) per Unit from discontinued operations	$.14	$.27	$.08	$.02	$.02

Distributions to Unit and Preferred Unit Holders:(A)
Class 1	$294	$998	$3,135	$7,168	$6,573
Class 2	1,210	1,213	925	N/A	N/A
Class 3	2,775	2,699	2,447	N/A	N/A
Series B Preferred	612	495	N/A	N/A	N/A

Total Distributions to Unit and Preferred Unit Holders	$4,891	$5,405	$6,507	$7,168	$6,573

(A)	We did not have any Class 2 or Class 3 Units prior to January 1, 2004 and did not have any Series B Preferred Units prior to January 1, 2005.

	As of December 31,
(In Thousands)	2006		2005			2004			2003			2002

Total assets	$282,914			$279,346			$243,551			$259,327			$269,443
Total long-term debt	$216,309			$216,087			$195,258			$185,461			$185,769
Mandatorily redeemable liability	$24,977	(A)		$23,621(A	)		$—			$—			$—
Mandatory distributions payable to Convertible Class 1 Unit holders	$—	(B)	$	—(B	)	$	—(B	)	$	—(B	)	$	—(B	)
Convertible Class 1 Units	3,293	(C)		4,043(C	)		17,026(C	)		79,804(C	)		83,519(C	)
Mandatory distributions payable to Redeemable Class 2 Unit holders	$—	(D)	$	—(D	)	$	—(D	)		N/A			N/A
Redeemable Class 2 Units	14,885	(C)		14,650(C	)		14,281(C	)		N/A			N/A
Mandatory distributions payable to Class 3 Unit holders	$—	(E)	$	—(E	)	$	—(E	)		N/A			N/A
Class 3 Units	32,704	(C)		32,451(C	)		31,034(C	)		N/A			N/A
Mandatory distributions payable to Series B Preferred Unit holders	$—	(F)	$	—(F	)		N/A			N/A			N/A
Series B Preferred Units	7,192			7,192			N/A			N/A			N/A

(A)	Our 9,864,299 Put Class 1 Units have been accounted for as a liability under SFAS No. 150. See Note 9 to our Notes to Consolidated Financial Statements.

(B)	Pursuant to an amendment to our Operating Agreement approved by our Members on May 22, 2002, we were required under the terms of our Operating Agreement to pay mandatory monthly distributions to our Class 1 Unit holders in an amount equal to 1/12 of $0.0775 per Class 1 Unit. This provision is now set forth in our Class 1 COD. However, since this distribution is not required to be paid upon our dissolution, change of control, merger or consolidation, it is not reflected as a liability in the above table for 2002 and the years thereafter .

(C)	Excludes Class 1, 2 and 3 Units owned by our wholly-owned subsidiary. In 2005 and 2006, excludes the 9,864,299 Put Class 1 Units. See (A) above.

(D)	Our Class 2 COD requires us to pay mandatory monthly distributions to our Class 2 Unit holders in an amount equal to 1/12 of $0.08 per Class 2 Unit. However, since this distribution is not required to be paid upon our dissolution, change of control, merger or consolidation, it is not reflected as a liability in the above table.

(E)	Our Class 3 COD requires us to pay mandatory monthly distributions to our Class 3 Unit holders in an amount equal to 1/12 of $0.0825 per Class 3 Unit. However, since this distribution is not required to be paid upon our dissolution, change of control, merger or consolidation, it is not reflected as a liability in the above table.

(F)	Our Series B COD requires us to pay mandatory monthly distributions to our Series B Preferred Unit holders in an amount equal to 1/12 of $0.0825 per Series B Preferred Unit. However, since this distribution is not required to be paid upon our dissolution, change of control, merger or consolidation, it is not reflected as a liability in the above table.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Total rental revenues from our continuing operations were $50,902,000 in 2006, an increase of $4,216,000 from 2005. Excluding residential revenues of $3,491,000 and $645,000 in 2006 and 2005 respectively, from the apartment property purchased in September 2005 consisting of 272 units and the 86 unit property purchased in December 2006, both located in Sacramento, California, rental revenues would have been $46,041,000 in 2006, an increase of $1,370,000 from 2005. Rental revenue increases were realized in both our continuing residential properties and continuing commercial properties. Approximately 92% of total rental revenues from continuing operations came from continuing residential properties and 8% from continuing commercial properties. We expect minimal rental revenue growth from our continuing operations until at least the second quarter of 2007 as some of our residential markets have been experiencing increased supply from single family homes and condominiums coming to market as rentals. In addition, we continue to rely on rent concessions to lease apartments. Both our residential and commercial markets have been experiencing employment growth, slightly improving the demand for both rental housing and office space.

We realized net income of $8,140,000 for 2006, a decrease of $8,213,000 from 2005. Gain on sales realized from properties sold in 2006 decreased $9,093,000 from 2005, slightly offset by a decrease in loss from discontinued operations of $132,000. For accounting purposes, gain on sales is the sale price, minus the costs of the sale and minus net book value. Additionally, the 2006 net loss from continuing operations of $133,000 represented a decrease of $748,000 from net loss of $881,000 in 2005 as explained below. However, our net loss from continuing operations in 2006 would have been $2,341,000 if we excluded the $2,208,000 rental settlement income we booked during the third quarter of 2006 as a result of the settlement we reached with a tenant who had vacated one of our commercial properties. See Part I-Item 3 Legal Proceedings. In addition, our net loss from continuing operations in 2006 and 2005 reflects the non-cash expense related to the amortization of the discount on the mandatorily redeemable liability of $2,350,000 and $695,000 in 2006 and 2005, respectively. Excluding the rental settlement income and the discount on the mandatorily redeemable liability, in 2006 we would have had a net gain of $9,000 from continuing operations and in 2005 a net loss of $186,000.

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

	Occupancy at December 31,
Property Type	2006	2005	2004

Apartment Communities	95.4%	93.8%	94.6%
Commercial Properties	95.1%	88.9%	86.2%

The overall weighted average occupancy level for our entire property portfolio as of December 31, 2006 was 95.4% compared to 93.1% at December 31, 2005 and 93.2% at December 31, 2004.

The occupancy at our apartment communities at December 31, 2006 shows an increase to 95.4% from 93.8% at December 31, 2005 due in part to the lease up of our property acquired in 2005 and an aggressive marketing campaign in November and December 2006.

Contributing factors influencing our ability to improve or maintain occupancy include the Northern California economy, job growth in our submarkets and continuing competition with providers of other forms of multifamily residential properties and single-family housing as well as a significant increase in the construction of new apartment properties where our properties are located. We believe occupancy will remain relatively stable at this level for 2007 due to a continuing management implemented cross-marketing program, resident referral program and our focus on resident retention.

Our future apartment occupancy rates will be subject to numerous factors, many of which are outside of our control.

We believe that 2007 will continue to be challenging on the leasing front. The overall slowdown of the California economy, the California deficit and other factors are impacting our sub-markets. Forecasts in trade journals and marketing reports for our submarkets indicate relatively flat rents and some decreasing occupancies with optimism for a pick up in late 2007 pegged to steady job growth and dwindling affordability and declining consumer confidence in the single-family housing market. However, the housing market could experience the negative impact of unsold condominiums entering the market as rentals. We believe that consumers continue to carefully consider how much they are willing to spend on housing, which is putting pressure on rents. In the recent past, historically low mortgage rates have enabled more renters to purchase homes. Buying or renting single-family housing was the reason given by many residents who moved out of our apartment properties during 2005 and 2006. If mortgage rates continue to increase or stay flat at current levels, we anticipate over time slightly less pressure on rents and occupancies, as renters may be less able to purchase homes; however, we cannot predict when changes in mortgage rates will occur or how quickly such changes will impact our properties.

Qualified potential residents continue to be difficult to find. Our market surveys indicate that a number of competitors have decreased asking rents, as we have done at some selected properties in order to remain competitive. Many of our competitors give rent concessions. We give them as well at many properties, such as a discount off a first month’s rent. Accordingly, there can be no assurance that our future occupancy or rental rates will not be significantly less than our occupancy and rental rates at December 31, 2006.

The occupancy at our commercial properties increased to 95.1% in 2006 from 88.9% in 2005 as a result of the increased occupancy at our Concord office building to 90.4% at December 31, 2006 from 85.2% at December 31, 2005, improved occupancy at our Napa properties and the addition of the two properties acquired in 2006 that were 100% occupied at December 31, 2006. These two new properties represent 18% of our total commercial space. While somewhat affected by the soft market for large blocks of office space in the San Francisco Bay Area, our Concord office building rental rates are moderate and the building is located and designed to serve small local users and regional branch offices with a portion of the ground space designated for retail. Since we have the financial capacity to remodel or divide existing suites to suit market demand and can provide significant tenant improvements to attract new tenants, we expect the demand from such tenants to continue over the next few quarters. We are aggressively marketing the available space.

Market conditions for leased space in commercial buildings are generally improving in the San Francisco Bay Area. A notable exception is the I-680 corridor where several of our commercial properties are located. Uncertain economic conditions have not produced the demand for commercial space as has occurred in other regions of the Bay Area. Vacancy rates have stabilized and asking rents have increased, but the volume of transactions and the general demand for commercial space is limited. In our Napa market, there is a significant amount of new speculative commercial construction taking place. In addition, there are several commercial projects in the planning pipeline. The possibility of continued overbuilding or an economic slow down, may result in higher vacancy rates, lower prevailing rents, increased rent concessions and/or tenant defaults and bankruptcies.

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

Comparative Funds From Operations

(Dollars in Thousands,	Years ended December 31,
Except Per Unit and Preferred Unit Amounts)	2006	2005	2004

Net income	$8,140	$16,353	$5,912
Adjustments:
Depreciation and amortization:
Real property	9,678	8,441	7,993
Capitalized leasing expenses	88	(16)	85
Write off of deferred debt issuance costs	231	53	3
Amortization of discount on mandatorily redeemable liability	2,350	695	—
Discontinued operations:
Depreciation, real property	—	720	1,217
Capitalized leasing expenses	—	63	(17)
Gain on sale of property	(8,737)	(17,830)	(5,406)
Loss on impairment of assets	—	—	250
Write off of deferred debt issuance costs	44	403	62

Funds from operations	$11,794	$8,882	$10,099

Funds from operations per outstanding Class 1, 2 and 3 Units:
Class 1	$.20	$.15	$.14

Class 2	$.20	$.13	$.13

Class 3	$.20	$.14	$.13

Income (loss) per outstanding Class 1, 2 and 3 Units (per Statements of Operations):
From continuing operations — Class 1	$—	$—	$—
From discontinued operations — Class 1.14		.27	.08

Basic and diluted — Class 1	$.14	$.27	$.08

From continuing operations — Class 2	$—	$(.02)	$—
From discontinued operations — Class 2.14		.27	.07

Basic and diluted — Class 2	$.14	$.25	$.07

From continuing operations — Class 3	$—	$(.02)	$—
From discontinued operations — Class 3.14		.27	.08

Basic and diluted — Class 3	$.14	$.25	$.08

WEIGHTED AVERAGE CLASS 1, 2 AND 3 UNITS OUTSTANDING:
Basic and diluted — Class 1	3,623	12,050	34,359
Basic and diluted — Class 2	14,670	14,702	11,217
Basic and diluted — Class 3	32,653	31,755	28,792
Funds from operations per outstanding Preferred Units:	$.20	$.14	$—

Income (loss) per Preferred Units (per Statements of Operations):
From continuing operations	$—	$(.02)	$—
From discontinued operations	.14	.27	—

Basic and diluted	$.14	$.25	$—

WEIGHTED AVERAGE PREFERRED UNITS OUTSTANDING:
Basic and diluted	7,192	5,837	—

For the year ended December 31, 2006, FFO was $11,794,000 compared to $8,882,000 for the year ended December 31, 2005, an increase of $2,912,000. FFO for the same period, excluding the rental settlement income of $2,208,000 would have been $9,586,000, or an increase of $704,000 over FFO for the prior year. FFO, on a per Unit basis, increased from 2005 to 2006 due to the lower weighted average number of Units outstanding in 2006, the $2,208,000 rental settlement income, a $1,237,000 increase in depreciation and amortization resulting from new property acquisitions and a $1,655,000 increase in the amortization of the discount of the mandatorily redeemable liability. In 2006, FFO on a per Unit basis would have been $.16 per Class 1 and 2 Unit and $.17 per Class 3 Unit and Series B Preferred Unit if the $2,208,000 rental settlement income was excluded. With this adjustment, FFO on a per Unit basis would have increased from $0.01 to $0.03 per Unit or Preferred Unit from 2005 to 2006. FFO decreased $1,217,000 in 2005 from $10,099,000 for the year ended December 31, 2004. FFO, on a per Unit basis, remained relatively flat from 2004 to 2005 primarily due to the lower weighted average number of Units outstanding in 2005. The lower weighted average number of Units outstanding was primarily due to the accounting treatment for the 9,864,299 Put Class 1 Units as a liability and our voluntary repurchases of Units.

Comparisons of Years ended December 31, 2006, 2005 and 2004

REVENUE FROM CONTINUING OPERATIONS

Total rental revenues were $50,902,000 in 2006, $46,686,000 in 2005 and $45,086,000 in 2004, excluding revenues from discontinued operations.

Total rental revenues from our apartment communities were $46,620,000 in 2006, $43,217,000 in 2005 and $42,104,000 in 2004, excluding revenues from discontinued operations. The $3,403,000 increase in 2006 was primarily related to $2,815,000 of rental revenue from the apartment property purchased in September 2005 consisting of 272 units located in Sacramento, California, year over year increases in rents for most of the remaining properties and higher occupancies. The $1,113,000 increase in 2005 over 2004 was primarily related to $645,000 of rental revenue from that apartment property, year over year increases in rents for 75% of the remaining properties, higher occupancies and higher other rental revenue such as from laundry leases, telecom revenue sharing and damage/cleaning charges to vacated and/or current residences, partially offset by higher rent concessions.

Total rental revenues from our commercial properties were $4,282,000 in 2006, $3,469,000 in 2005 and $2,982,000 in 2004, excluding revenues from discontinued operations. The $813,000 increase in 2006 was primarily attributable to increased occupancy at our Concord office building, which accounted for $470,000 of the increase, and the acquisition of two commercial properties in Concord, California. The $487,000 increase in 2005 was primarily related to higher rental rates and higher occupancies with $397,000 of the increase coming from our Concord office building which increased occupancy to 85.2% at December 31, 2005 from 69.6% at December 31, 2004.

During the year ended December 31, 2006, the average monthly rental rate per square foot for same-store apartment communities and commercial properties on a combined basis increased by approximately 1.2%. During the year ended December 31, 2005, the average monthly rental rate per square foot for same-store apartment communities and commercial properties on a combined basis increased by approximately 1.1%. Same-store properties are defined as those properties owned by us during all months of the reporting periods and additionally any new properties acquired in the current year. Average monthly rental rates are defined as contract rents for occupied units plus estimated market rents for vacant units divided by the total square footage in the portfolio at the end of the reporting periods.

In 2006, the average monthly rental rate per square foot for same-store apartment communities increased 2.2% while rental rates increased 0.6% in 2005 as compared to 2004. The increases in 2006 and 2005 were attributable to increased rents to both existing tenants upon lease expiration and new tenants upon move in. The average monthly rental rate per square foot for same-store apartment communities was $1.11, $1.09 and $1.08 as of December 31, 2006, 2005 and 2004, respectively.

The average monthly rental rate per square foot for same-store commercial properties decreased 2.8% in 2006 and increased 7.5% in 2005 over 2004. The decrease in 2006 from 2005 was attributable to the lower rental rates for the two Concord commercial properties acquired in April and May 2006. The increase in 2005 from 2004 was attributable to increased rents to existing tenants upon lease expiration, rent adjustments as allowed in existing leases, and increased rents paid by new tenants.

Average monthly rental rate per square foot for same-store properties at December 31 were as follows:

	2006	2005	2004

Same-store apartment communities	$1.11	$1.09	$1.08
Same-store commercial properties	$1.41	$1.45	$1.35
Same-store apartment and commercial	$1.13	$1.11	$1.09

Our ability to continue to increase rental rates will materially depend on changes in the real estate market and on general economic conditions in the areas in which we own properties. Due to increased competition from single family homes and condominiums entering the rental housing supply we expect very minimal rental rate increases at most of our properties in 2007.

Interest revenue was $1,856,000 in 2006, $550,000 in 2005 and $86,000 in 2004. The $1,306,000 increase in interest income in 2006 was primarily due to higher cash balances as a result of property sales and rising interest rates. The $464,000 increase in interest income in 2005 over 2004 was in part due to $279,000 in interest from the $1,300,000 note receivable received in the August 2004 sale of a 48 unit condominium property in Modesto, California and the $3,000,000 note receivable received in the December 2004 sale of an office building in San Francisco, California. Additionally, interest income in 2005 was also higher due to higher cash balances as a result of property sales and rising interest rates.

EXPENSES FROM CONTINUING OPERATIONS

Total expenses.  Total expenses (which includes interest expense, operating and maintenance, depreciation and amortization, general and administrative, real estate taxes and insurance, utilities, amortization of the discount on the mandatorily redeemable liability, prepayment penalties and write off of deferred debt issuance costs) were $55,099,000 in 2006, $48,117,000 in 2005 and $45,075,000 in 2004, excluding expenses from discontinued operations. The various components of our total expenses are discussed in more detail as follows.

Interest expense.  Interest expense was $13,175,000 in 2006, $11,011,000 in 2005 and $9,996,000 in 2004, excluding interest expense from discontinued operations. The $2,164,000 increase in 2006 from 2005 was primarily due to increased interest of $1,335,000 on the 272 unit apartment property acquired in September 2005 which had 12 months of interest in 2006 and only 3 months for 2005, increased interest of $528,000 on another apartment property that was refinanced in December 2005 with a larger loan balance, and increased interest on higher average outstanding loan balances during 2006. The 10% increase in 2005 was primarily due to $445,000 of interest expense on the bridge loan used for the September 2005 apartment property acquisition and higher outstanding loan balances than in 2004. The weighted average interest rate for our mortgage debt was 5.95%, 6.06% and 5.87% at the end of 2006, 2005, and 2004, respectively.

Operating and maintenance expenses.  Operating and maintenance expenses (which includes repair and maintenance, certain improvements, on-site staff payroll, advertising and other direct operational expenses) were $15,810,000 in 2006, $14,055,000 in 2005 and $14,333,000 in 2004, excluding operating and maintenance expenses from discontinued operations. The $1,755,000 increase in 2006 from 2005 was primarily due to a $758,000 increase in operations expenses related to increased payroll and temporary staffing expense and increased turnover costs, a $282,000 increase in rental expenses due to our expanded marketing campaign which increased advertising costs and costs to acquire new residents and a $708,000 increase in repairs and maintenance expenses due to an expansion in 2006 of our apartment rehabilitation program and significant landscaping improvements. The decrease of $278,000 in 2005 from 2004 was primarily due to a $740,000 decrease in apartment rehabilitation program expenditures, partially offset by increases in bad debt of $267,000, management and leasing costs of $124,000 and increases in other operating and maintenance related expenses.

We expense certain improvements (rehabilitation program expenditures) related to the operation of our properties, including appliance and fixture replacements, window coverings, exterior painting, asphalt repairs and seal coating, major roof repairs and coatings, major carpentry repairs to balconies, siding and fencing, major landscaping projects and swimming pool resurfacing. These improvements were $3,102,000 in 2006, $2,403,000 in 2005 and $3,143,000 in 2004, excluding discontinued operations.

Depreciation and amortization expenses.  Depreciation and amortization expenses were $10,179,000 in 2006, $8,905,000 in 2005 and $8,388,000 in 2004, excluding depreciation and amortization expenses from discontinued operations. The increase of $1,274,000, or 14%, in 2006 was primarily due to additional depreciation on the 272 unit apartment property acquired in 2005 of $1,024,000 and depreciation on the two new commercial properties acquired in 2006 of $131,000. The increase of $517,000, or 6%, in 2005 over 2004 was primarily attributable to a $205,000 depreciation expense related to the 272 unit apartment property acquisition and the capitalization of additional property improvements to existing properties in 2005.

General and administrative expenses.  General and administrative expenses were $4,035,000 in 2006, $4,442,000 in 2005 and $3,657,000 in 2004. The decrease of $407,000, or 9%, in 2006 was primarily due to appraisal fees of $232,000 in 2005 associated with the Class 1 Put Rights. Legal and accounting fees were also $194,000 greater in 2005 than in 2006, primarily related to the additional legal costs associated with the Class 1 Put Rights. The increase of $785,000, or 21%, in 2005 over 2004 was primarily attributable to the $232,000 of appraisal fees in 2005, an increase of $182,000 in personnel and related costs due to higher turnover and recruiting costs, $158,000 higher legal and accounting fees related to the Class 1 Units Put Rights and other financial statement reporting and $93,000 for the compensation of members of the Board of Managers pursuant to the program implemented mid-2005.

Real estate taxes and insurance expenses.  Real estate taxes and insurance expenses were $4,883,000 in 2006, $4,829,000 in 2005 and $5,023,000 in 2004, excluding real estate taxes and insurance expenses from discontinued operations. The $54,000 increase in 2006 was primarily attributable to increased real estate taxes for the residential property acquired in 2005 and the two commercial properties acquired in 2006 of $400,000 and the normal annual increases in assessed values on our portfolio of $151,000 permitted by Proposition 13, offset by reduced property liability and casualty insurance of $280,000 and reduced workers’ compensation insurance of $217,000. The $194,000 decrease in 2005 related primarily to a $264,000 decrease in liability, flood and workers’ compensation insurance costs due to improving insurance markets and the implementation of a diligent accident prevention program and, a decrease of $97,000 for settlement claims, partially offset by a $171,000 increase in real estate taxes from the normal annual increases in assessed values permitted by Proposition 13.

Utility expenses.  Utility expenses were $4,436,000 in 2006, $4,045,000 in 2005 and $3,675,000 in 2004, excluding utility expenses from discontinued operations. The $391,000, or 10% increase in 2006 over 2005 was primarily due to a 12% increase in sewer rates and a 10% increase in water rates. In addition, rates for trash removal and electrical increased from 5% to 17%, offset by reduced rates for natural gas. The $370,000, or 10% increase in 2005 over 2004 was due to across the board rate increases ranging from 7% to 13% for sewer, trash removal, water, gas and electric.

Amortization of discount on mandatorily redeemable liability.  As further explained in Note 9 of the Notes to Condensed Consolidated Financial Statements, the mandatorily redeemable liability related to the Put Class 1 Units was established in September 2005. At that time, an initial discount of $4,147,000 was established. Amortization of that discount amounted to $2,350,000 for 2006 and $695,000 for 2005.

Prepayment penalty.  There were no prepayment penalties incurred in 2006. In 2005, we recorded an $82,000 prepayment penalty related to the refinancing of one mortgage. There were no prepayment penalties incurred during 2004. These amounts are exclusive of prepayment penalties from discontinued operations.

Write off of deferred debt issuance costs.  In 2006, we recorded $231,000 of debt issuance costs. In 2005 and 2004 we recorded expenses of $53,000 and $3,000, respectively, to reflect the write-off of deferred debt issuance costs related to debt which was retired in connection with the refinancing of one mortgage loan in each year.

INCOME (LOSS) BEFORE DISCONTINUED OPERATIONS

Income (loss) before discontinued operations.  For 2006, the loss before discontinued operations was $133,000 compared to the loss of $881,000 in 2005 and income of $97,000 in 2004. The 2006 decrease in loss was due primarily to increased revenues of $7,730,000, offset by expense increases totaling $6,982,000 primarily related to increases (as described above) in interest expense, operating and maintenance, depreciation and amortization, real estate taxes and insurance, utilities, amortization of discount on mandatorily redeemable liability and write off of deferred debt issuance costs. However, our net loss from continuing operations in 2006 would have been $686,000, if we excluded the one time $2,208,000 rental settlement income and the one time year over year increase of $1,655,000 in amortization of discount on mandatorily redeemable liability. The 2005 decrease was due primarily to expense increases totaling $3,042,000 primarily related to increases (as described above) in interest expense, depreciation and amortization, general and administrative expenses, utilities and real estate taxes and insurance partially offset by increased revenues of $2,064,000. In addition, our net loss in 2006 and 2005 reflects the non-cash expense related to the amortization of the discount on the mandatorily redeemable liability of $2,350,000 and $695,000 in 2006 and 2005, respectively. Excluding the rental settlement income and the discount on the mandatorily redeemable liability, in 2006 we would have had a net gain from continuing operations of $9,000 and in 2005 a net loss of $186,000.

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

During the twelve months ended December 31, 2006, income from discontinued operations was $8,273,000 compared to $17,234,000 for the same period last year. The decrease was primarily due to a $9,093,000 decrease from the gain on sale of properties partially offset by a decrease of $132,000 in operating loss. The operating loss decrease was driven by the timing of the sales and the number of properties sold in 2006 when comparing full year operating results from 2005.

NET INCOME

Net income.  During the year ended December 31, 2006, net income was $8,140,000 compared to $16,353,000 for the prior year, a decrease of $8,213,000. Net income for 2006 includes $2,208,000 of rental settlement income. This decrease was due to a $9,093,000 decrease in the gain on the sale of properties offset by decreases of $748,000 of loss from continuing operations and $132,000 in income from discontinued operations. During the year ended December 31, 2005, net income was $16,353,000 compared to $5,912,000 for the prior year, an increase of $10,441,000. This increase was due to a $12,424,000 increase in the gain on the sale of properties offset by decreases of $978,000 and $1,005,000 in income from continuing and discontinued operations (including the loss on impairment of assets), respectively.

Effects of Inflation on Operations

We believe the direct effects of inflation on our operations have not been significant. However, if the increase in gasoline prices during 2006 is sustained or prices increase further, we believe this could impact our residents’ decision as to where they live in relation to their place of employment and how much they will pay for housing. Accordingly, the direct effect of increased or increasing gasoline prices on our operations is unknown.

Liquidity and Capital Resources

Short-Term Liquidity

As of December 31, 2006, our short-term liquidity needs included normal operating requirements, ongoing capital improvements, monthly principal amortization of our debt, “bridge” funding needs for acquisitions in connection with Section 1031 exchanges (“Section 1031 Acquisitions”), voluntary repurchases of Units and certain mandatory distributions required to be made to our Class 1, 2 and 3 Unit holders and Series B Preferred Unit holders and the redemption of Put Class 1 Units by June 30, 2007. We expect to meet these requirements through net cash provided by operations and available cash. However, if needed for Unit repurchases, capital improvements, or “bridge” funding needs for Section 1031 Acquisitions, we may increase our debt by drawing on our line of credit, refinancing certain mortgage obligations or through mortgage borrowing on our debt-free properties. Under the terms of our Class 1 COD, we have the option, but not the obligation, to pay for Put Class 1 Units prior to June 30, 2007. We do not expect that rent increases upon tenant turnover and lease expirations, subject to market and general economic conditions, will have a significant impact on our short-term liquidity.

Long-Term Liquidity

Our long-term liquidity requirements include scheduled debt maturities, significant capital improvements, certain mandatory distributions required to be made to our Class 1, 2 and 3 Unit holders and Series B Preferred Unit holders and voluntary repurchases of Units and Preferred Units. Our long-term liquidity requirements also include our redemption obligations to holders of Class 2 Units. See “Put Rights” below. Cash flows from operations, including the effects of any rent increases, will not be sufficient to meet some of these long-term requirements, such as remaining balances due at loan maturities and our obligation to redeem Put Class 2 Units. Accordingly, it will be necessary for us to refinance the mortgages on certain of our properties or sell some properties. There can be no assurance that we will be able to refinance on terms advantageous to us, however, especially if interest rates rise in the future. See also “Plan to Fund Redemptions” below.

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

	Put Class 1
Quarter Ended	Units Redeemed	Net Cash

December 31, 2005(1)	247,466	$680,000	(2)
March 31, 2006	—	—
June 30, 2006	—	—
September 30, 2006	35,004	94,000	(3)
December 31, 2006	48,809	132,000	(4)

Total	331,279	$906,000

(1)	Also includes the last three days of September 2005.

(2)	Net cash amount represents gross redemptions of $688,000 less $8,000 of distributions on the redeemed Units from July 2005 through November 2005.

(3)	Net cash amount represents gross redemptions of $98,000 less $4,000 of distributions on the redeemed Units from July 2005 through June 2006.

(4)	Net cash amount represents gross redemptions of $136,000 less $4,000 of distributions on the redeemed Units from July 2005 through June 2006.

As of December 31, 2006, we have 9,533,020 Put Class 1 Units remaining to be redeemed by June 30, 2007. We are not required to make purchases on a pro-rata basis or pursuant to any other procedure. However, we will not purchase any Class 1 Units prior to June 30, 2007 unless we determine that we have the funds available and it is in our best interest to do so. There are no conditions to our obligation to pay for the Put Class 1 Units.

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

Class 2 Put Rights

In addition, our Class 2 Unit holders have a similar right to require us to redeem some or all of their Class 2 Units by June 30, 2012. Our Class 2 COD requires our Board of Managers to meet no later than December 27, 2010 to determine whether we should continue operations beyond June 30, 2012.

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

The chart set forth below shows the relationship between funds from operations, member distributions and principal payments for the three years ended December 31, 2006, 2005 and 2004 (in thousands):

	2006	2005	2004

Funds from Operations	$11,794	$8,882	$10,099
Member distributions	(4,891)	(5,405)	(6,507)

Subtotal	6,903	3,477	3,592
Principal payments	(2,560)	(2,928)	(2,633)

Total	$4,343	$549	$959

In addition to the amounts set forth above, we also used refinancing proceeds to pay for investments in permanent improvements to our properties. We have capitalized those amounts as discussed in Note 2 to the Notes to Consolidated Financial Statements. We capitalized amounts of $3,314,000, $2,593,000 and $2,332,000 in 2006, 2005 and 2004, respectively.

Plan to Fund Redemptions

As of December 31, 2006, we have sufficient cash to redeem the remaining 9,533,020 Put Class 1 Units. In addition, we have $11,000,000 available under our Line of Credit for additional borrowing. Our cash was obtained primarily from the sales of properties in 2004 through 2006 and the proceeds of our Series B Preferred Unit offering. We believe it is too early to establish a redemption plan for Class 2 Units which may be put to us in 2010 for redemption by June 30, 2012. However, as of December 31, 2006, we currently have 18,177,755 Units that are either Class 2 Units or convertible into Class 2 Units.

Other

Unrestricted Cash

At December 31, 2006, we had unrestricted cash totaling $32,563,000, compared to $28,426,000 at December 31, 2005 and $6,569,000 at December 31, 2004. The increase in 2006 is attributable to cash provided by operations of

$12,562,000, offset by cash used in investing activities of $2,140,000 and cash used in financing activities of $5,902,000. We have accumulated this cash position to fund our Class 1 Put Right obligations.

Restricted Cash

The terms of certain of our mortgages require impound accounts for the payment of insurance, property taxes, replacement reserves and lender holdbacks on proceeds from new mortgages for immediate repair improvements, in addition to the scheduled principal and interest payments on the debt. We classify these impound accounts as restricted cash on our balance sheet. At December 31, 2006, our restricted cash totaled $1,215,000 compared to $1,478,000 at December 31, 2005, with the decrease due to a decrease in our replacement reserve impound account, offset by increases in real estate, insurance and other lender impound accounts.

Net Cash from Operations

Net cash provided by operations for the year ended December 31, 2006 was $12,562,000, which reflects net income of $8,140,000, the addition of non-cash depreciation and amortization charges of $10,179,000, write off of deferred debt issuance costs of $275,000, amortization of the mandatorily redeemable liability of $2,350,000, effects of changes of assets and liabilities of $355,000, minus the gain on sale of property of $8,737,000. This amount increased $2,893,000 from 2005 due to a decrease in net income of $8,213,000 and write off of deferred debt issuance costs of $180,000, offset by a decrease in the gain on sale of property of $8,996,000, an increase in the amortization of discount on the mandatorily redeemable liability of $1,655,000, an increase in depreciation and amortization expense of $514,000, and the effect of changes of assets and liabilities of $121,000.

Net Cash provided by (used in) Investing Activities

Net cash used in investing activities was $2,140,000 in 2006. This consisted of $17,473,000 cash used to acquire the two commercial properties in Concord, California and one apartment property in Sacramento, California and $2,961,000 for capital improvements (which includes such items as new carpet and vinyl flooring, new fencing, new roofs, new monument signs, new HVAC units and commercial tenant improvements) to existing properties, offset by proceeds from the sale of two properties of $14,460,000 and $3,834,000 of principal payments received on the notes receivable from the sale of the San Francisco, California office building and the 48 unit condominium property in Modesto, California. Net cash used in investing activities was $4,756,000 in 2005. This consisted of $39,198,000 cash used to acquire the 272 unit apartment property in Sacramento, California (including subsequent capital improvements) and $387,000 for other capital improvements (which includes such items as new carpet and vinyl flooring, new fencing, new roofs, new monument signs, new HVAC units and commercial tenant improvements) to existing properties, offset by proceeds from the sale of eight properties of $34,472,000 and $357,000 of principal payments received on the notes receivable from the sale of the San Francisco, California office building and the 48 unit condominium property in Modesto, California. Net cash provided by investing activities was $9,185,000 for 2004. This consisted of proceeds of $12,804,000 from the sale of four properties offset by $3,619,000 in capital improvements we made.

Net Cash provided by (used in) Financing Activities

Net cash used in financing activities was $6,285,000 in 2006 consisting of proceeds received from our refinancing of mortgage loans of $3,250,000, and two new mortgages of $4,200,000, less uses of cash as follows: distributions of $4,891,000 to Class 1, 2 and 3 and Series B Preferred Unit holders, distributions of $385,000 to holders of Class 1 Put Units, additional distributions of $383,000 to holders of Class 1 Put Units which are applied to amortization expense, payoff of two mortgage notes totaling $4,666,000, principal payments on mortgage notes of $2,560,000, repurchases and redemptions of Units in the amount of $697,000 and $153,000 of net deferred financing costs.

Long-Term Debt

Our long-term debt consists of 41 real estate mortgages totaling $216,309,000 as of December 31, 2006. One mortgage is secured by three properties and 40 mortgages are individually secured by one of 39 properties with one property having a second mortgage. This debt generally requires monthly payments of principal and interest. As of

December 31, 2006, the weighted average interest rate on our real estate mortgages was 5.95% compared to 6.06% at the same time last year. At December 31, 2005, our long-term debt, including properties held for sale, consisted of 41 real estate mortgages totaling $216,087,000.

Line of Credit

We maintain a line of credit in the amount of $11,000,000. The interest rate on borrowings on such credit line is the highest of 5% or the “Prime Rate”. A $6,000,000 portion of the line of credit matures on July 1, 2007 with the remaining $5,000,000 expiring November 1, 2007. We did not use the line of credit during 2006 or 2005, except in connection with the bridge loan where the availability was reduced to accommodate a $2,750,000 letter of credit provided by us as additional collateral for the bridge loan lender. In 2006, upon the repayment of the bridge loan the $2,750,000 letter of credit was cancelled and the amount available under the line of credit was restored to $11,000,000. See Notes 7 and 8 to the Consolidated Financial Statements for additional information.

Contractual Obligations as of December 31, 2006

	Payments due by period
	(Amounts in thousands)
Contractual Obligations	Total	<1 yr	1-3 yrs	3-5 yrs	>5 yrs

Capital Leases	$—	$—	$—	$—	$—
Operating Leases	—	—	—	—	—
Purchase Agreements	—	—	—	—	—
Long-term debt	216,309	2,967	26,979	46,508	139,855

Mandatorily redeemable liability(1)	24,977	24,977	—	—	—

Total	$241,286	$27,944	$26,979	$46,508	$139,856

(1)	These amounts are required to be paid to the holders of Put Class 1 Units, including mandatory monthly distributions. See Note 9 to the Notes to Consolidated Financial Statements. In connection with the Put Rights of the holders of Class 2 Units, we will be required to establish a mandatorily redeemable liability related to the amounts we are required to pay by 2012 for put Class 2 Units. We cannot establish this liability until the Class 2 Put Rights have been exercised in 2010 and thereafter.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

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

The following table presents information about our debt obligations at December 31, 2006. The table presents scheduled principal payments and related weighted average interest rates by expected maturity dates. The weighted average interest rates shown for 2006 are calculated as of December 31, 2006. The weighted average interest rates shown for subsequent years are as of the beginning of the respective year.

(Dollar Amounts in Thousands)	2007	2008	2009	2010	2011	Thereafter

Mortgage loans with fixed rates maturing through July 2016(1)	$2,054	$2,211	$22,786	$11,288	$33,008	$82,885
Weighted Average interest rate	6.16%	(1)	(1)	(1)	(1)	(1)
Mortgage loans with fixed rates that become variable between August, 2007 and January 2010, maturing through 2033(2)	$747	$787	$829	$873	$920	$52,489
Weighted Average interest rate	5.33%	(2)	(2)	(2)	(2)	(2)
Mortgage loans with variable rates maturing through 2020(3)	$166	$177	$189	$202	$216	$4,482
Weighted Average interest rate	6.47%	(3)	(3)	(3)	(3)	(3)

(1)	Twenty-eight loans with rates ranging from 5.21% to 7.13% with the last loan maturing July 2016.

(2)	Eleven loans with initial fixed rates ranging from 4.60% to 5.63% as of December 31, 2006.

(3)	Two loans with rates from 6.12% to 6.78% as of December 31, 2006.

Item 8.	Financial Statements and Supplementary Data

JCM PARTNERS, LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Managers of JCM Partners, LLC:

We have audited the accompanying consolidated balance sheet of JCM Partners, LLC and its subsidiaries (the “Company”), as of December 31, 2006 and 2005 and the related consolidated statements of operations, members’ units and retained earnings and cash flows for the years ended December 31, 2006, 2005 and 2004. Our audit also included the financial statement Schedule III — Real Estate and Accumulated Depreciation. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of JCM Partners, LLC and its subsidiaries as of December 31, 2006 and 2005 and the results of their operations and their cash flows for the years ended December 31, 2006, 2005 and 2004 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement Schedule III, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/  Moss Adams LLP
San Francisco, California

March 30, 2007

JCM PARTNERS, LLC
CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands, except per unit data)

	December 31,
	2006	2005

ASSETS
Real estate investments, net	$245,889	$235,389
Real estate investments held for sale, net	—	5,646
Cash and cash equivalents	32,563	28,426
Restricted cash	1,215	1,478
Notes receivable	—	3,834
Rents receivable	117	186
Prepaid expenses	738	879
Deferred costs, net	1,774	2,134
Other assets	618	1,374

Total Assets	$282,914	$279,346

LIABILITIES, REDEEMABLE UNITS, MEMBERS’ EQUITY AND RETAINED EARNINGS
LIABILITIES:
Mortgages payable	$216,309	$211,396
Mortgages payable on real estate investments held for sale	—	4,691
Tenants’ security deposits	2,990	2,850
Accounts payable and accrued expenses	2,648	3,687
Accrued interest	1,096	1,028
Unearned rental revenue	233	190
Mandatorily redeemable liability (See Note 9)	24,977	23,621

Total liabilities	248,253	247,463

REDEEMABLE UNITS (See Note 9):
Convertible Class 1 Units, $1 par value — 3,292,525 and 4,043,240 outstanding at December 31, 2006 and 2005, respectively	197	1,059
Redeemable Class 2 Units, $1 par value — 14,885,230 and 14,649,718 outstanding at December 31, 2006 and 2005, respectively	3,614	4,812

Total redeemable units	3,811	5,871

MEMBERS’ EQUITY (See Note 10):
Non-redeemable Class 3 Units, $1 par value — 32,704,379 and 32,450,969 outstanding at December 31, 2006 and 2005, respectively	7,809	10,499
Preferred Units
Series B Preferred Units, 25,000,000 units authorized; 7,192,000 Series B Preferred Units outstanding at December 31, 2006 and 2005	6,775	7,387
Retained earnings	16,266	8,126

Total members’ equity	30,850	26,012

Total liabilities, redeemable units and members’ equity	$282,914	$279,346

See Accompanying Notes to Consolidated Financial Statements

JCM PARTNERS, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per unit data)

	Years Ended December 31,
	2006	2005	2004

REVENUES:
Rental	$50,902	$46,686	$45,086
Interest	1,856	550	86
Rental Settlement	2,208	—	—

Total revenues	54,966	47,236	45,172

OPERATING EXPENSES:
Interest expense	13,175	11,011	9,996
Operating and maintenance	15,810	14,055	14,333
Depreciation and amortization	10,179	8,905	8,388
General and administrative	4,035	4,442	3,657
Real estate taxes and insurance	4,883	4,829	5,023
Utilities	4,436	4,045	3,675
Amortization of discount on mandatorily redeemable liability	2,350	695	—
Prepayment penalty	—	82	—
Write off of deferred debt issuance costs	231	53	3

Total expenses	55,099	48,117	45,075

Income (loss) before discontinued operations	(133)	(881)	97

Discontinued operations:
Gain on sale	8,737	17,830	5,406
Loss on impairment of assets	—	—	(250)
Discontinued operations, net	(464)	(596)	659

Income from discontinued operations	8,273	17,234	5,815

Net Income	8,140	16,353	5,912
Distributions paid to preferred unit holders	(612)	(494)	—

Net Income Applicable to Class 1, 2 and 3 Units	$7,528	$15,859	$5,912

Income (loss) per outstanding Class 1, 2 and 3 Units:
From continuing operations — Class 1	$—	$—	$—
From discontinued operations — Class 1.14		.27	.08

Basic and diluted — Class 1 Units	$.14	$.27	$.08

From continuing operations — Class 2	$—	$(.02)	$—
From discontinued operations — Class 2.14		.27	.07

Basic and diluted — Class 2 Units	$.14	$.25	$.07

From continuing operations — Class 3	$—	$(.02)	$—
From discontinued operations — Class 3.14		.27	.08

Basic and diluted — Class 3 Units	$.14	$.25	$.08

WEIGHTED AVERAGE CLASS 1, 2 AND 3 UNITS OUTSTANDING:
Basic and diluted — Class 1	3,623	12,050	34,359
Basic and diluted — Class 2	14,670	14,702	11,217
Basic and diluted — Class 3	32,653	31,755	28,792
Income (loss) per outstanding Preferred Units:
From continuing operations	$—	$(.02)	$—
From discontinued operations	.14	.27	—

Basic and diluted — Preferred Units	$.14	$.25	$—

WEIGHTED AVERAGE PREFERRED UNITS OUTSTANDING
Basic and diluted	7,192	5,837	—

See Accompanying Notes to Consolidated Financial Statements.

JCM PARTNERS, LLC
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ UNITS AND RETAINED EARNINGS
(Amounts in thousands)

							Subscription
							Proceeds
							Received
							Prior To
	Redeemable Units				Non-Redeemable Units		Issuance	Series B Preferred
	Class 1		Class 2		Class 3		of Series B	Units		Retained
	Units	Amount	Units	Amount	Units	Amount	Preferred Units	Units	Amount	Earnings

BALANCE, DECEMBER 31, 2003	79,804	$63,624	—	$—	—	$—	$—	—	—	$3,079
Unit conversions	(46,544)	(27,112)	14,680	8,454	31,864	18,658	—	—	—	—
Distributions	—	(3,135)	—	(925)	—	(2,447)	—	—	—	—
Repurchase of redeemable Class 1 and 2 Units	(16,234)	(25,263)	(399)	(622)	—	—	—	—	—	—
Repurchase of non-redeemable Class 3 Units	—	—	—	—	(830)	(1,278)	—	—	—	—
Subscription proceeds received prior to issuance of Series B Preferred Units	—	—	—	—	—	—	2,605	—	—	—
Net Income	—	—	—	—	—	—	—	—	—	5,912

BALANCE, DECEMBER 31, 2004	17,026	8,114	14,281	6,907	31,034	14,933	2,605	—	—	8,991
Unit conversions	(2,121)	2,084	509	(660)	1,612	(1,424)	(2,605)	—	2,605	—
Distributions	—	(801)	—	(1,213)	—	(2,700)	—	—	(494)	—
Repurchase of redeemable Class 1 and 2 Units	(997)	(1,556)	(140)	(222)	—	—	—	—	—	—
Repurchase of non-redeemable Class 3 Units	—	—	—	—	(195)	(310)	—	—	—	—
Series B Preferred Units	—	—	—	—	—	—	—	7,192	5,276	—
Class 1 Put Units	(9,865)	(6,782)	—	—	—	—	—	—	—	(17,218)
Net Income	—	—	—	—	—	—	—	—	—	16,353

BALANCE, DECEMBER 31, 2005	4,043	1,059	14,650	4,812	32,451	10,499	—	7,192	7,387	8,126
Unit conversions	(693)	(465)	371	256	322	209	—	—		—
Distributions	—	(294)	—	(1,210)	—	(2,775)	—	—	(612)	—
Repurchase of redeemable Class 1 and 2 Units	(57)	(103)	(136)	(244)	—	—	—	—	—	—
Repurchase of non-redeemable Class 3 Units	—	—	—	—	(69)	(124)	—	—	—	—
Series B Preferred Units	—	—	—	—	—	—	—	—	—	—
Class 1 Put Units	—	—	—	—	—	—	—	—	—	—
Net Income	—	—	—	—	—	—	—	—	—	8,140
BALANCE, DECEMBER 31, 2006	3,293	$197	14,885	$3,614	32,704	$7,809	$—	7,192	$6,775	$16,266

See Accompanying Notes to Consolidated Financial Statements.

JCM PARTNERS, LLC
CONSOLIDATED STATEMENT OF CASH FLOWS
(Amounts in thousands)

	Years Ended December 31,
	2006	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,140	$16,353	$5,912
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of property	(8,737)	(17,733)	(5,406)
Loss on disposal of assets	180	140	93
Loss on impairment of assets	—	—	250
Depreciation and amortization	10,179	9,665	9,681
Amortization of discount on mandatorily redeemable liability	2,350	695	—
Write off of deferred debt issuance costs	275	455	65
Effect of changes in:
Restricted cash	262	(243)	1,226
Rent receivables	69	39	(24)
Prepaid expenses	135	65	197
Deferred costs	(209)	(26)	(174)
Other assets	706	(750)	715
Tenants’ security deposits	140	(43)	6
Accounts payable and accrued expenses	(1,039)	981	(446)
Accrued interest	69	60	6
Unearned rental revenue	42	11	14

Net cash provided by operating activities	12,562	9,669	12,115

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to real estate investments	(20,434)	(39,585)	(3,619)
Proceeds from disposal of assets	14,460	34,472	12,804
Payments received on notes receivable 3,	3,834	357	—

Net cash provided by (used in) investing activities	(2,140)	(4,756)	9,185

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of Class 1, Class 2 and Class 3 Units	(471)	(2,088)	(27,164)
Redemption of Class 1 Put Units	(226)	(680)	—
New mortgage on acquired property	4,200	26,500	—
Payments on mortgages payable	(2,560)	(2,928)	(2,633)
Payoff of mortgage loans	(4,666)	(24,565)	(4,238)
Line of Credit:
Advances	—	—	4,300
Payments	—	—	(4,300)
Deferred financing costs	(153)	(792)	(434)
Proceeds from refinance of mortgages payable	3,250	21,822	16,668
Member distributions to Class 1, 2 and 3 and Series B Preferred Unit holders	(4,891)	(5,208)	(6,507)
Member distributions to Class 1 Put Units (which offset the Aggregate Exercise Price)	(385)	(393)	—
Member distributions to Class 1 Put Units (which do not offset the Aggregate Exercise Price)	(383)	—	—
Proceeds from issuance of Series B Preferred Units	—	5,276	2,605

Net cash provided by (used in) financing activities	(6,285)	16,944	(21,703)

Net increase (decrease) in cash	4,137	21,857	(403)
Cash and cash equivalents, beginning of year	28,426	6,569	6,972

Cash and cash equivalents, end of year	$32,563	$28,426	$6,569

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for interest	$12,835	$12,081	$11,580

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:
Mandatorily redeemable liability related to the exercise of put rights by the holders of 9,864,299 Class 1 Units including interest expense (See Note 9)	$—	$23,889	$—

Note receivable from disposal of assets	$—	$—	$4,300

See Accompanying Notes to Consolidated Financial Statements.

JCM PARTNERS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	FORMATION AND DESCRIPTION OF BUSINESS

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

The Company owns, operates and manages 38 apartment complexes and 7 commercial income properties. All of the properties are located in northern California. The Company holds its real estate assets through 44 wholly-owned subsidiaries as of December 31, 2006, 43 of which are single-asset limited liability companies and one that owns two properties.

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

Concentration of Credit Risk - Financial instruments that potentially subject the Company to significant concentrations of credit risk consists principally of cash and cash equivalents. The Company invests its cash in demand deposit accounts in banks, preferred stock issues of closed-end exchange traded mutual funds, and money market funds. The Company limits the credit exposure to any one financial institution or instrument and is exposed to credit risk in the event of default by these institutions, to the extent of the amounts recorded on the Consolidated Balance Sheet. To date, the Company has not experienced losses on these investments.

Segment Reporting - The Company has two reportable operating segments: residential real estate (apartment communities) and commercial real estate which excludes discontinued operations. Residential real estate includes the Company’s 38 apartment communities. Commercial real estate includes the Company’s seven commercial properties. (See Note 14).

Reclassifications - Reclassifications were made to the 2005 and 2004 consolidated financial statements to conform to the 2006 presentation. Certain items were reclassified related to discontinued operations as presented in Note 3.

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

The following is a breakdown of the results of operations and gains and losses that are included in discontinued operations:

	Years Ended December 31,
	2006	2005	2004
	(Amounts in thousands)

Rental revenues	$665	$5,710	$7,427
Interest and other	—	2	1
Interest expense	(111)	(1,130)	(1,590)
Operating and maintenance	(384)	(2,064)	(2,339)
Depreciation and amortization	—	(760)	(1,293)
Real estate taxes and insurance	(114)	(535)	(874)
Utilities	(73)	(467)	(592)
Prepayment penalty	(403)	(949)	—
Write off of deferred debt issuance costs	(44)	(403)	(81)
Loss on impairment of assets	—	—	(250)
Gain on sales	8,737	17,830	5,406

Total discontinued operations	$8,273	$17,234	$5,815

Property Sales in 2006 -

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

In August 2006, the Company sold a 100 unit property in Sacramento, California for $7,600,000 resulting in a gain on sale of $4,843,000. The Company received net proceeds of approximately $5,313,000. These proceeds were placed in a section 1031-exchange account. The Company paid off the remaining $1,891,000 balance on the mortgage loan secured by the property and an additional $39,000 for prepayment penalties. This property was part of a Section 1031 exchange described in Note 4.

Property Sales in 2005 -

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

In December 2005, the Company sold three properties in the Sacramento area. An 80 unit property was sold for $7,500,000 resulting in a gain on sale of $3,802,000 and a 120 unit property was sold for $9,034,000 resulting in a gain on sale of $4,799,000. Both of these properties were also part of the Section 1031 reverse exchange described in Note 4. Additionally, a 130 unit property was sold for $9,786,000 resulting in a gain on sale of $5,550,000. This 130 unit property was also part of a 1031 exchange as described in Note 4 below.

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

4.	REAL ESTATE INVESTMENTS

In May 2006, the Company acquired a 30,000 square foot multi-tenant commercial property located in Concord, California for $4,800,000 and a 19,200 square foot single-tenant commercial property located in Concord, California for $3,600,000 as part of a tax deferred Section 1031 exchange.

In December 2006, as part of a Section 1031 exchange transaction, the Company purchased an apartment property consisting of 89 units located in Sacramento, California for $8,900,000.

In September 2005, as part of a Section 1031 exchange transaction, the Company purchased an apartment property consisting of 272 units located in Sacramento, California for $37,500,000 plus $648,000 of purchase related transaction costs. The purchase was financed with a $26,500,000 bridge mortgage loan with the remainder coming from available cash, approximately $2,700,000 of escrow exchange proceeds from two properties sold in September 2005 and approximately $8,300,000 from two properties sold in December 2005 as described in Note 3.

Real estate investments, including investments held for sale, are comprised of the following at December 31, 2006 and 2005:

	December 31,
	2006	2005
	(Amounts in thousands)

Apartment communities	$266,581	$263,020
Commercial properties	29,902	20,647

	296,483	283,667
Less: accumulated depreciation	(50,594)	(42,632)

	$245,889	$241,035

Included in the accompanying Consolidated Balance Sheet as:

	December 31,
	2006	2005
	(Amounts in thousands)

Real estate investments, net	$245,889	$235,389
Real estate investment held for sale, net	—	5,646

	$245,889	$241,035

5.	NOTES RECEIVABLE

In August 2004, the Company sold a property consisting of 48 individual condominiums in Modesto, California for $3,300,000. As part of the sales transaction, the Company carried back a promissory note in the amount of $1,300,000. The note was paid in full on November 27, 2006.

In December 2004, the Company sold an office building in San Francisco, California for $4,900,000. As part of the sale transaction, the Company carried back a promissory note in the amount of $3,000,000. The note was paid in full on June 1, 2006.

6.	TENANT OPERATING LEASES

Minimum future rental revenues to be received on noncancellable tenant operating leases for more than one year in effect at December 31, 2006, excluding discontinued operations, are as follows (amounts in thousands):

2007	$4,380
2008	3,707
2009	2,997
2010	2,140
2011	1,588
Thereafter	1,215

Total	$16,027

7.	SECURED LINE OF CREDIT

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

The Company did not use the line of credit during 2005 and 2006 except in connection with the bridge loan discussed in Note 8. The availability of the line of credit was reduced to accommodate a letter of credit in the amount of $2,750,000 provided by the Company as additional collateral for the bridge loan lender. Upon the repayment of the bridge loan, the letter of credit was cancelled and the amount available under the line of credit was restored to $11,000,000. The line of credit contains a financial covenant as to debt service coverage ratio with which the Company was in compliance.

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

	December 31,
	2006	2005
	(Amounts in thousands)

Mortgage loans with fixed rates ranging from 5.21% to 7.13% maturing through July 2016	$154,232	$118,662
Mortgage loans with rates ranging from 4.60% to 5.63% that become variable between August 2007 and January 2010 maturing through 2033	56,645	39,868
Mortgage loans with variable rates ranging from 6.12% to 6.78% at December 31, 2006 maturing through 2020	5,432	57,557

Total	$216,309	$216,087

Aggregate maturities of all mortgage loans payable subsequent to December 31, 2006 are as follows (amounts in thousands):

2007	$2,967
2008	3,175
2009	23,804
2010	12,364
2011	34,144
Thereafter	139,855

Total	$216,309

Mortgage Activity 2006

In connection with the property sold in February 2006, the Company paid off one mortgage loan in the amount of $2,776,000.

In April 2006, under the terms of the variable rate mortgage loan on the Company’s headquarters in Concord, California, the Company borrowed an additional $3,250,000 and converted the loan to a 6.41% fixed interest rate through the September 1, 2014 maturity date. The variable interest rate was 7.09% on March 31, 2006. The loan provides for interest only payments through April 30, 2007. From May 1, 2007, the loan is amortized over 23.5 years during the remaining term of the loan.

In May 2006, the Company obtained a $2,400,000 mortgage loan on the commercial property located in Concord, California. The loan matures on May 1, 2016 and is at an annual fixed interest rate of 6.41%. The loan requires interest only payments during the first two years and interest and principal payments, amortized over 336 months, during the remaining eight years.

In June 2006, the Company obtained a $1,800,000 mortgage loan on the commercial property in Concord, California acquired in May 2006. The loan matures on July 1, 2016 and is at an annual fixed interest rate of 6.56%. The loan requires interest only payments during the first two years and interest and principal payments, amortized over 336 months, during the remaining eight years.

In July 2006, the Company refinanced the $26,500,000 bridge loan on the 272 unit apartment property located in Sacramento, California with permanent financing with the same lender. The permanent loan matures on August 1, 2016 and is at an annual fixed interest rate of 5.51%. The loan requires interest only payments during the first two years and interest and principal payments amortized over 120 months during the remaining eight years. The $530,000 good faith deposit paid to lock in the interest rate was returned to the Company on August 14, 2006.

In connection with the property sold in August 2006, the Company paid off one mortgage loan in the amount of $1,890,000.

Mortgage Activity 2005

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

Mortgage Activity 2004

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

On September 28, 2005, the rights of the holders of Class 1 Units to exercise their Class 1 Put Rights expired. The holders of Class 2 Units will have the option to exercise their Class 2 Put Rights in 2010. The Company is required to redeem all Put Class 2 Units by June 30, 2012. Holders of Class 1 Units who did not exercise their Class 1 Put Rights may convert their Class 1 Units into Class 2 or Class 3 Units; accordingly, unexercised Class 1 Units remain classified as redeemable units on the Consolidated Balance Sheet. Holders of 9,864,299 Class 1 Units have exercised their Class 1 Put Rights at a price of $2.78 per Class 1 Unit, for an aggregate amount of $27,422,751 (the “Aggregate Exercise Price”). The Aggregate Exercise Price has been reduced by an amount equal to all distributions paid (on a per Class 1 Unit basis) to the holders of Put Class 1 Units from July 1, 2005 through June 30, 2006, which was $778,000. The Company is obligated to purchase all of the Put Class 1 Units by June 30, 2007. However, the Company may purchase any Put Class 1 Units any time prior thereto at its sole discretion. The Company is not required to make purchases on a pro-rata basis or pursuant to any other procedure. There are no conditions to the Company’s obligation to pay for the Put Class 1 Units.

Under SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, the Company did the following:

•	Upon receipt of the exercise notifications by Class 1 Unit holders, the Company accounted for these Units as a liability (“Mandatorily Redeemable Liability”);

•	The Company aggregated the receipt of the exercise notifications together and recorded the initial liability based on the weighted average exercise date of September 16, 2005;

•	Upon the reclassification of the Put Class 1 Units from Redeemable Units to a liability there was an associated reduction of Redeemable Class 1 Units value, based on “par” value of Class 1 Redeemable Units, with the difference charged to Retained Earnings. The Company made no initial charge to operations; and

•	Using a discounted cash flow approach, an initial liability of $23,802,000 was determined using a 9.6% discount factor based on obligations of similar risk and with similar payment terms with a non-related party.

In 2006, the Company redeemed 83,813 Put Class 1 Units for a net cash amount of $226,000, representing gross redemptions of $234,000 less $8,000 of distributions from July 2005 through June 2006.

In 2005, the Company redeemed 247,466 Put Class 1 Units for a net cash amount of $680,000, representing gross redemptions of $688,000 less $8,000 of distributions from July though November 2005. These units were included in the mandatorily redeemable liability and the net amount paid for these units reduced the balance of the liability.

At December 31, 2006, there were 9,533,020 units remaining to be purchased under the mandatorily redeemable liability. Amortized interest expense for 2006 and 2005 totaled $2,350,000 and $695,000, respectively.

The Put Class 1 Units will remain outstanding and will continue to vote and receive distributions until redeemed by the Company. Under the Company’s Operating Agreement, holders of the Put Class 1 Units will not acquire the status of creditors. Class 1 Units redeemed by the Company will be deemed cancelled and returned to the status of authorized but unissued Units.

The following is a reconciliation of the Mandatorily Redeemable Liability balance (in thousands):

Aggregate Exercise Price	$27,422
Member distributions from July to September 2005	(197)

Adjusted Aggregate Exercise Price	27,225
Distributions July 2006 to May 2007(1)	724
Initial discount	(4,147)

Initial liability	23,802
Member distributions for fourth quarter 2005	(196)
Amortization of discount for fourth quarter 2005	695
Redemption of 247,466 Put Class 1 Units in December 2005	(680)

Balance at December 31, 2005	23,621
Member distributions for the twelve months ended December 31, 2006(2)	(768)
Redemption of 83,313 Put Class 1 Units in 2006(3)	(226)
Amortization of discount for the twelve months ended December 31, 2006	2,350

Balance at December 31, 2006	$24,977

(1)	Member distributions which do not offset the Aggregate Exercise Price.

(2)	Member distributions that offset the Aggregate Exercise Price ceased as of June 30, 2006 as required by Section 5.5.1 of the Certificate of Designations for the Class 1 Units.

(3)	Consisting of 35,004 Put Class 1 Units and 48,809 Put Class 1 Units redeemed in July and December, 2006, respectively.

10.	NON-REDEEMABLE UNITS AND MEMBERS’ EQUITY

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

Repurchase of Redeemable Class 1 and 2 Units and Non-Redeemable Class 3 Units

During the year ended December 31, 2006, the Company voluntarily repurchased the following Units through a wholly-owned subsidiary (dollar amounts in thousands):

Class of Unit	# of Units	Amount

Class 1	57,325	$103
Class 2	135,603	244
Class 3	68,865	124

Total	261,793	$471

All Units owned by the subsidiary are considered outstanding under the Company’s Operating Agreement for all purposes, except as noted below, including voting and participation in mandatory and other distributions paid by the Company. However, for financial reporting purposes, these Units are not considered outstanding and any distributions paid to the subsidiary are eliminated in consolidation. Accordingly, for financial reporting purposes, the number of Units outstanding at December 31, 2006 is the number of Units outstanding minus the Units owned by the Company’s subsidiary. However, for all other purposes, the Company has 89,820,872 Units outstanding. Repurchases of Units were recorded against the members’ equity balance.

From January 2007 and through March 30, 2007, the Company, through its wholly-owned subsidiary, voluntarily repurchased an additional 66,703 Units as follows:

Class of Unit	# of Units	Amount

Class 1	17,863	$33,047
Class 2	—	—
Class 3	48,840	90,619

Total	66,703	$123,665

As of March 30, 2007, the Company’s wholly-owned subsidiary owned the following number of Units:

Class of Unit	# of Units(1)

Class 1	6,260,409
Class 2	7,245,051
Class 3	15,966,961

Total	29,472,421

(1)	Units owned by the Company’s subsidiary are periodically allocated into Class 1, 2 and 3 Units in proportion to the Units held by all members in order to implement Section 2.3.5 of the Company’s Operating Agreement.

In 2006, in addition to the voluntary repurchases above, the Company repurchased 83,813 of the Put Class 1 Units for an aggregate net price of $226,000. The Put Class 1 Units repurchased are required to be cancelled and returned to the status as authorized but unissued Units.

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

During 2006 and 2005, we made distributions to holders of Units and Preferred Units required by the Certificates of Designations of the Class 1, Class 2, Class 3 and Series B Preferred Units, respectively, plus voluntary distributions, as follows:

Class of Unit/Series of Preferred Units	2006	2005
	(Amounts in thousands)

Class 1(1)	$294	$998
Class 2	1,210	1,213
Class 3	2,775	2,699
Series B Preferred	612	495

Total Distributions	$4,891	$5,405

(1)	Excludes distributions of $768,000 in 2006 and $393,000 in 2005 of which $385,000 and $393,000 offset the Aggregate Exercise Price in 2006 and 2005, respectively.

All of the distributions in 2006 and 2005 were made from cash from operations and available cash.

In March 2006 and 2005, the Company paid $45,000 and $101,000, respectively to the California Franchise Tax Board (FTB) on behalf of our non-California Unit holders who had been allocated income for 2005 and 2004 deemed taxable by the State of California. For affected non-resident members, the Company began withholding one-ninth of the total withholding amount paid on each members’ behalf, starting with the April 2006 and 2005 monthly distribution, so that each member will have repaid the Company by the end of the respective year. If the Company repurchases or redeems Units from one of these members prior to the end of the year, the amount paid to that member will be reduced by any remaining amount advanced by the Company. If such a member sells, transfers or gifts any Units to another investor, the Company will require payment of the remaining withholding amount advanced by the Company as part of the transfer. The Company did not pay the amounts above on behalf of Managers of the Company who are non-resident members, due to the limitations created by the Sarbanes-Oxley Act of 2002, should these amounts be treated as “loans” to the Company’s Managers. Instead, Managers who are non-resident members paid the Company these amounts on or before the Company’s payment of these amounts to the FTB.

Mandatory Distributions to Unit Holders

Class 1 Units

Beginning in July 2002, the Company was required under the terms of its Operating Agreement to make mandatory monthly distributions to the holders of Class 1 Units in an amount equal to 1/12 of $0.0775 (seven and3/4 cents) per Class 1 Unit (the “Mandatory Monthly Distributions”). When the Company amended and restated its Operating Agreement as of June 25, 2003, the obligation to pay the Mandatory Monthly Distributions was placed in the Class 1 COD (Certificate of Designations). The Class 1 Mandatory Monthly Distributions may be from cash from operations or cash from sales, or both. If the Company fails, for any reason, to pay any Class 1 Mandatory Monthly Distribution(s) in a timely manner, it must begin liquidating its assets as quickly as commercially reasonable and must pay the Class 1 Unit holders interest on any overdue Mandatory Monthly Distributions at the rate of ten percent per year. Once the Company no longer has any overdue Mandatory Monthly Distributions, it may cease liquidating its assets.

The 2006 distributions included $385,000 paid to Put Class 1 Units from January through June, which is required to be offset against the Aggregate Exercise Price for the Put Class 1 Units. In connection with the redemption of 83,813 Put Class 1 Units, approximately $8,000 of such distributions were offset against the Aggregate Exercise Price.

The 2005 distributions included $393,000 paid to Put Class 1 Units from July through December which is required to be offset against the Aggregate Exercise Price for the Put Class 1 Units. In connection with the redemption of 247,466 Put Class 1 Units in December 2005, $8,000 of such distributions were offset against the Aggregate Exercise Price.

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

Class 3 Units

Beginning in January 2004, the Company was required under the terms of its Certificate of Designations of Class 3 Units to make mandatory monthly distributions to the holders of Class 3 Units in an amount equal to 1/12 of $0.0825 (eight and1/4 cents) per Class 3 Unit (the “Class 3 Mandatory Monthly Distributions”). The Class 3 Mandatory Monthly Distributions may be from cash from operations or cash from sales, or both. If the Company fails, for any reason, to pay any Class 3 Mandatory Monthly Distribution(s) in a timely manner, it must begin liquidating its assets as quickly as commercially reasonable and must pay the Class 3 Unit holders interest on any overdue Class 3 Mandatory Monthly Distribution(s) at the rate of ten percent per year. Once the Company no longer has any overdue Class 3 Mandatory Monthly Distribution, it may cease liquidating its assets.

Series B Preferred Units

Beginning in January 2005, the Company was required under the terms of its Certificate of Designations of Series B Preferred Units (’Series B COD”) to make mandatory monthly distributions to the holders of Series B Preferred Units in an amount equal to 1/12 of $0.0825 (eight and1/4 cents) per Series B Preferred Units (the “Series B Mandatory Monthly Distributions”). The Series B Mandatory Monthly Distributions may be from cash from operations or cash from sales, or both. If the Company fails, for any reason, to pay any Series B Mandatory Monthly Distribution(s) in a timely manner, it must begin liquidating its assets as quickly as commercially reasonable and must pay the Series B Preferred Unit holders interest on any overdue Series B Mandatory Monthly Distribution(s) at the rate of ten percent per year. Once the Company no longer has any overdue Series B Mandatory Monthly Distribution, it may cease liquidating its assets. The rights of the holders of Series B Preferred Units to receive any distributions is subordinate to the rights of the holders of Class 1, 2 and 3 Units and may become subordinate to other class(es) of Units created with a priority senior to the Series B Preferred Units to receive payment in full of Mandatory Distributions owed to such classes.

Conversions of Units

Our Class 1 Units are convertible into Class 2 and Class 3 Units on the terms set forth in the Class 1 COD. Our Class 2 Units are convertible into Class 3 Units on the terms set forth in the Class 2 COD. No Units were converted in any year prior to 2004. For the years ended December 31, 2006 and 2005, the following Units were converted on a 1-to-1 basis including conversions by our wholly owned subsidiary:

	2006	2005

Class 1 to Class 2	689,530	4,996,532
Class 1 to Class 3	455,848	8,712,824
Class 2 to Class 3	418,358	671,162

During, 2006, Unit holders other than our wholly owned subsidiary converted 503,472 Class 1 Units to Class 2 Units and 189,918 Class 1 Units to Class 3 Units; and 132,357 Class 2 Units to Class 3 Units.

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

If a sufficient number of Class 1 Unit holders had exercised their right to have their Class 1 Units redeemed, the Company’s continued operation beyond June 30, 2007 may not have been reasonably feasible. Accordingly, the Class 1 COD required the Company’s Board of Managers to meet no later than June 30, 2006 to determine whether JCM should continue operations beyond June 30, 2007. On July 13, 2005 the Company’s Board of Managers determined that our operations should continue beyond June 30, 2007.

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

If a sufficient number of Class 2 Unit holders exercise their Class 2 Put Rights, the Company’s continued operations may not be feasible. Accordingly, the Class 2 COD requires the Company’s Board of Managers to meet no later than December 27, 2010 to determine whether it should continue to operate past June 30, 2012. If the Company’s Board of Managers determines, in its sole discretion, that the Company cannot continue customary operations beyond June 30, 2012, the following will occur under Section 5.6 of the Class 2 COD:

•	If the Board determines that the Company can maintain its existence as a going concern and prudently satisfy its obligations to the holders of Class 2 Units who exercised their Class 2 Put Rights through one or more of the following methods: use of available cash and cash equivalents, the issuance of new Units or Preferred Units in capital raising transactions, other financing transactions, or a partial liquidation of assets, then the Company will not be liquidated, and it will satisfy its obligations to the holders of Class 2 Units who exercised their Put Right in a timely manner. It is the Company’s intent to remain a going concern and not to be liquidated, even if substantially all of its assets are sold in order to satisfy its obligations.

•	If the Board determines that the Company cannot meet the test set forth above, then the following will occur: the Class 2 Put Rights will be null and void and no holder of Class 2 Units will be entitled to receive the Exercise Price; all of the Company’s assets will be sold as soon as practicable; all owners of Units, and Preferred Units, if any, will receive the liquidation distributions to which they are entitled under the

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

In the normal course of business, the Company enters into transactions with related parties on substantially the same terms as comparable transactions with unaffiliated persons. During the years ended December 31, 2006, 2005 and 2004 the Company paid approximately $135,000, $64,000 and $83,000, respectively, for landscaping and repair services to a company that is owned by a relative of the Chief Operating Officer of JCM Partners, LLC.

The Company retained Computer Management Corporation (“CMC”) to provide management executive services to the Company since March 8, 2001. On March 24, 2004, the Board of Managers approved an Executive Management Services Agreement, effective May 1, 2004, with CMC to provide the management services of Gayle

M. Ing to the Company. Pursuant to the terms of the agreement, the Company is required to pay CMC a fee of $31,250 per month through June 30, 2007. This agreement terminates upon the earlier of June 30, 2007, 90 days notice by either party, or the death or permanent disability of Ms. Ing. The Company’s Chairman of the Board owns CMC and his wife, who is the Chief Executive Officer/President of the Company, has a community property interest in CMC. The Company paid $375,000 during 2006 and 2005 and $350,000 during 2004, for services received from CMC. On July 26, 2006, the Company’s Board of Managers approved a new agreement with CMC, which is effective as of July 1, 2007, immediately upon the expiration of the current agreement between the Company and CMC. The new agreement is on substantially the same terms as the prior agreement, except that it terminates on July 31, 2010 and provides for a fee of $35,000 per month.

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

In December 2004, $836,000 of the $2,605,000 in subscription proceeds received prior to issuance of Series B Preferred Units, was from Managers of the Company. In 2005, Managers of the Company purchased an additional $1,297,000 of Series B Preferred Units on the same terms and conditions made available to other investors.

Of the 9,864,299 Class 1 Unit holders that exercised their Class 1 Put Rights, 710,035 were exercised by Managers of the Company on the same terms and conditions made available to other Class 1 Unit holders.

13.	FAIR VALUE OF FINANCIAL INSTRUMENTS

Management believes that the carrying amounts of its mortgages payable approximate their fair value as of December 31, 2006 and 2005 because interest rates and yields for these instruments are consistent with rates currently available to the Company for similar instruments. Management believes that the carrying amounts of cash and restricted cash approximate fair value as of December 31, 2006 and 2005 due to the short-term maturity of these instruments.

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

	Apartment	Commercial
	Communities	Properties	Total
	(Amounts in thousands)

Continuing Operations
For the Year Ended December 31, 2004:
Rental Revenue	$42,104	$2,982	$45,086

Net operating income before discontinued operations	$16,931	$1,467	$18,398
Interest revenue	83	3	86
Interest expense	(9,329)	(667)	(9,996)
Depreciation and amortization	(7,744)	(644)	(8,388)
Write off of deferred debt issuance costs	—	(3)	(3)
Income (loss) from discontinued operations	5,839	(24)	5,815

Total net income	$5,780	$132	$5,912

Capital expenditures	$1,329	$923	$2,252

Total assets as of December 31, 2004	$217,102	$26,449	$243,551

For the Year Ended December 31, 2005:
Rental Revenue	$43,217	$3,469	$46,686

Net operating income before discontinued operations	$17,187	$2,128	$19,315
Interest revenue	514	36	550
Interest expense	(10,168)	(843)	(11,011)
Depreciation and amortization	(8,058)	(847)	(8,905)
Prepayment penalty	(82)	—	(82)
Write off of deferred debt issuance costs	(43)	(10)	(53)
Amortization of discount on mandatorily redeemable liability	(695)	—	(695)
Income from discontinued operations	15,411	1,823	17,234

Total net income	$14,066	$2,287	$16,353

Capital expenditures	$1,861	$1,217	$3,077

Total assets as of December 31, 2005	$253,115	$26,231	$279,346

	Apartment	Commercial
	Communities	Properties	Total
	(Amounts in thousands)

For the Year Ended December 31, 2006:
Rental Revenue	$46,620	$4,282	$50,902

Net operating income before discontinued operations	$21,416	$2,530	$23,946
Interest revenue	1,707	149	1,856
Interest expense	(11,940)	(1,235)	(13,175)
Depreciation and amortization	(9,118)	(1,061)	(10,179)
Prepayment penalty	—	—	—
Write off of deferred debt issuance costs	(231)	—	(231)
Amortization of discount on mandatorily redeemable liability	(2,193)	(157)	(2,350)
Income from discontinued operations	8,270	3	8,273

Total net income	$7,911	$229	$8,140

Capital expenditures	$2,608	$353	$2,961

Total assets as of December 31, 2006	$256,824	$26,090	$282,914

15.	SELECTED QUARTERLY DATA (Unaudited)

Rental revenue, net income (loss) and net income (loss) per Unit and Preferred Unit data for the quarters ended March 31, June 30, September 30, and December 31, 2006, 2005 and 2004 are set forth below. Rental revenue excludes discontinued operations. Net income (loss) and net income (loss) per unit data includes discontinued operations.

	Q1	Q2	Q3	Q4
	(Amounts in thousands, except per Unit amounts)

2006
Rental revenue	$12,238	$12,575	$13,026	$13,063
Net income	$2,504	$(491)	$6,716	$(589)
Net income per Unit and Preferred Unit	$.04	$(.01)	$.11	$(.00)
2005
Rental revenue*	$11,233	$11,575	$11,445	$12,433
Net income	$1,829	$587	$1,816	$12,121
Net income per Unit and Preferred Unit	$.03	$.01	$.03	$.18
2004
Rental revenue	$11,250	$11,177	$11,329	$11,330
Net income (loss)	$185	$(84)	$1,833	$3,978
Net income per Unit	$—	$—	$.02	$.06

*	For the fourth quarter in 2005 rental revenue from discontinued operations for property still owned as of December 31, 2005 was $422,000.

16.	RETIREMENT PLAN AND LONG-TERM INCENTIVE PLAN

The Company has adopted and contributes to a 401(k) retirement plan. The plan covers all employees who work 1,000 hours or more per calendar year after one year of employment with the Company. Total discretionary employer match contributions to the plan during the years ended December 31, 2006, 2005 and 2004 were $74,000, $78,000 and $82,000, respectively.

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

Pursuant to a resolution of the Board of Managers, dated December 8, 2005, the LTI Plan Administrator shall first award Class 3 Units under the LTI Plan in 2007 at its discretion, based on performance of the Company. Awards will be issued in five equal annual installments on April 1st beginning after the end of the LTI Plan year. Awards will be made pursuant to the terms of an LTI Plan Long-Term Incentive Unit Award Agreement, in the form approved by the LTI Plan Administrator from time to time, which will provide for an issuance schedule for awarded Class 3 Units to be issued to the recipient, as well as forfeiture, acceleration and other provisions.

Awards will be valued as of the date of issue. The Company will recognize as expense 20% of the value at the time of issuance of the award as this amount is earned by the recipient as of the date of issue. The remaining 80% of the award is earned by the employee 20% at the end of each 12 month period after the date of issue. The expense related to this portion of the award will be recorded on a straight-line basis over the remaining 48 month service period.

17.	CONTINGENCIES

The Company files a consolidated tax return with respect to the LLC fee imposed by the state of California. For the years ended 2000 through 2002, the Company has taken the position that the LLCs were the mere agents of JCM and, therefore, had no gross income. Based on this, these entities paid the minimum tax but the LLC fee was paid at the parent level. It is at least reasonably possible that the California tax authorities may not concur with this position. For 2004 and 2005, JCM paid $184,000 and $196,000 respectively based on the gross income for JCM and all of the LLCs. For 2006, JCM intends to pay $197,000 based on gross income for JCM and all of the LLCs.

18.	SUBSEQUENT EVENTS

From January 1, 2007 through March 30, 2007, through our wholly-owned subsidiary, we repurchased an additional 17,863 redeemable Class 1 Units and 48,840 redeemable Class 3 Units for an aggregate price of $123,665. We paid the same price for repurchases of Class 1 and 3 Units.

On March 20, 2007, the Compensation Committee of the Board of Managers, in its capacity as the LTI Plan Administrator, made Awards under the LTI Plan, to 10 employees, including 2 of the Company’s executive officers. The total Awards made to all employees were for 97,200 Class 3 Units. The Awards made to the Company’s executive officers were for a total of 35,900 Class 3 Units. All of the Awards will be issued in five annual installments, beginning April 1, 2007, under the terms of the LTI Plan.

On March 21, 2007, at its regular Board meeting, the Company’s Board of Managers approved submitting to its Members proposed amendments to the Certificates of Designations of its Class 1, Class 2 and Class 3 Units that would enable the Company to reclassify its Units in order to enable the Company to deregister its Class 1 Units under the Exchange Act. The Company anticipates that this proposed reclassification transaction will be submitted to a vote of its Members in the fourth quarter of 2007 at a special meeting of its Members after the Company has filed a definitive proxy statement and other “going private” documents with the SEC, provided the proxy statement to its Members and provided the legal notice for the meeting.

JCM PARTNERS, LLC
Schedule III — Real Estate andAccumulated Depreciation
December 31, 2006

					Cost of	Gross Amount at Which
		Initial Costs(A)		Total	Improvements	Carried at Close of Period							Depreciable
		Land and	Buildings	Initial	Capitalized	Land and	Buildings	Loss on	Total				Life of
		Land	and	Acquisition	Subsequent	Land	and	Impairment	Carrying	Accumulated	Date of	Date	Building
	Encumbrances	Improvements	Improvements	Cost (A)	to Acquistion	Improvements	Improvements	of assets	Value	Depreciation	Construction	Acquired	Component
	(Amounts in thousands except Depreciable Life)

Apartments:
Sacramento Region -
Antelope Woods	$5,573	$901	$4,719	$5,620	$213	$901	$4,932	—	$5,833	$1,008	1986	7/1/2000	35
Fair Oaks Meadows	3,960	1,268	3,742	5,010	267	1,268	4,009	—	5,277	697	1987	7/1/2000	40
Foxworth	—	677	2,823	3,500	203	677	3,026	—	3,703	525	1986	7/1/2000	40
Glenbrook	7,522	1,785	7,315	9,100	321	1,785	7,636	—	9,421	2,526	1972	7/1/2000	20
Hidden Creek	3,350	506	3,703	4,209	242	506	3,945	—	4,451	1,110	1978	7/1/2000	25
La Riviera	8,013	1,620	7,340	8,960	683	1,620	8,023	—	9,643	2,619	1971	7/1/2000	20
La Riviera Commons	5,607	1,706	4,774	6,480	343	1,706	5,117	—	6,823	1,366	1976	7/1/2000	25
Lincoln Place	7,653	1,486	7,814	9,300	622	1,486	8,436	—	9,922	2,806	1973	7/1/2000	20
Meadow Gardens I	4,071	1,137	4,433	5,570	291	1,137	4,724	—	5,861	1,275	1975	7/1/2000	25
Meadow Gardens II	2,684	763	2,447	3,210	160	763	2,607	—	3,370	716	1975	7/1/2000	25
Morningside Creek	3,164	892	2,998	3,890	207	892	3,205	—	4,097	635	1990	7/1/2000	40
Morningside Creek II	—	1,691	7,268	8,959	2	1,691	7,270	—	8,961	—	1999	12/1/2007	40
North Country Vista	10,200	1,862	5,788	7,650	478	1,862	6,266	—	8,128	1,172	1986	7/1/2000	40
Orangewood East	2,598	495	2,985	3,480	406	495	3,391	—	3,886	1,213	1974	7/1/2000	20
Orangewood West	2,835	582	3,788	4,370	525	582	4,313	—	4,895	1,521	1974	7/1/2000	20
Sunrise Commons	6,972	1,906	6,794	8,700	500	1,906	7,294	—	9,200	1,641	1984	7/1/2000	30
Villagio	26,500	5,289	32,400	37,689	529	5,289	32,929	—	38,218	1,387	2004	9/30/2005	30
Windbridge	4,988	1,239	6,676	7,915	221	1,239	6,897	—	8,136	891	1982	5/30/2003	30
Stockton Region -
Inglewood Oaks	1,389	477	1,783	2,260	205	477	1,988	—	2,465	658	1970	7/1/2000	20
Mariners Cove	3,316	633	3,267	3,900	372	633	3,639	—	4,272	812	1984	7/1/2000	30
Oakwood	10,077	3,830	7,660	11,490	462	3,830	8,122	—	11,952	2,815	1971	7/1/2000	20
Modesto/Turlock Region -
									—
Greenbriar	2,625	925	2,485	3,410	228	925	2,713	—	3,638	942	1971	7/1/2000	20
Meadow Lakes	6,157	1,358	6,262	7,620	249	1,358	6,511	—	7,869	1,332	1985	7/1/2000	35
Park Lakewood	4,020	930	3,910	4,840	234	930	4,144	—	5,074	903	1985	7/1/2000	35
Villa Verde North	4,975	1,201	2,939	4,140	204	1,201	3,143	—	4,344	1,048	1971	7/1/2000	20
Walnut Woods	3,836	963	4,177	5,140	127	963	4,304	—	5,267	786	1987	7/1/2000	40
Tracy/Manteca Region -
									—
Driftwood	—	940	4,500	5,440	154	940	4,654	—	5,594	1,267	1974	7/1/2000	35
Fairway Estates	5,609	1,234	5,116	6,350	331	1,234	5,447	—	6,681	1,810	1973	7/1/2000	20
Granville	4,590	918	4,082	5,000	122	918	4,204	—	5,122	1,405	1972	7/1/2000	20

					Cost of	Gross Amount at Which
		Initial Costs(A)		Total	Improvements	Carried at Close of Period							Depreciable
		Land and	Buildings	Initial	Capitalized	Land and	Buildings	Loss on	Total				Life of
		Land	and	Acquisition	Subsequent	Land	and	Impairment	Carrying	Accumulated	Date of	Date	Building
	Encumbrances	Improvements	Improvements	Cost (A)	to Acquistion	Improvements	Improvements	of assets	Value	Depreciation	Construction	Acquired	Component
	(Amounts in thousands except Depreciable Life)

Laurel Glen	7,439	1,574	6,296	7,870	251	1,574	6,547	—	8,121	1,363	1985	7/1/2000	35
Fairfield/Vacaville Region -
									—
Creekside Gardens	8,478	1,551	10,049	11,600	365	1,551	10,414	—	11,965	2,841	1977	7/1/2000	25
Parkwood	—	951	4,649	5,600	204	951	4,853	—	5,804	842	1985	7/1/2000	35
Peach Tree Villa	1,552	337	2,013	2,350	107	337	2,120	—	2,457	426	1982	7/1/2000	30
Peachwood	—	584	2,746	3,330	101	584	2,847	—	3,431	504	1985	7/1/2000	30
Village Green	17,500	1,562	11,338	12,900	757	1,562	12,095	—	13,657	2,556	1986	7/1/2000	35
Concord/Antioch Region -
Diablo View	3,918	1,277	4,123	5,400	101	1,277	4,224	—	5,501	824	1984	7/1/2000	35
Oakview	2,106	720	1,580	2,300	66	720	1,646	—	2,366	386	1983	7/1/2000	30
Villa Diablo	856	381	739	1,120	56	381	795	—	1,176	158	1985	7/1/2000	35

	194,133	48,151	207,521	255,672	10,909	48,151	218,430		266,581	46,786

Commercial:
Bay Area Region -
860 Kaiser Road	1,947	331	1,419	1,750	285	331	1,704	—	2,035	376	1996	7/1/2000	40
900 Business Park	2,669	832	1,918	2,750	287	832	2,205	—	3,037	419	1990	7/1/2000	40
908 Enterprise Way	1,326	216	1,004	1,220	17	216	1,021	—	1,237	203	1987	7/1/2000	35
938 Kaiser Road	870	286	779	1,065	10	286	789	—	1,075	169	1984	7/1/2000	30
Salvio Pacheco Square	11,164	2,108	9,092	11,200	2,661	2,108	11,753	—	13,861	2,512	1983	7/1/2000	30
Bates Avenue	2,400	1,567	3,331	4,898	142	1,567	3,473	—	5,040	66	1986	5/1/2006	30
Nelson Avenue	1,800	362	3,255	3,617	—	362	3,255	—	3,617	63	1996	5/1/2006	40

	22,176	5,702	20,798	26,500	3,402	5,702	24,200	—	29,902	3,808

Total real estate owned	$216,309	$53,852	$228,320	$282,172	$14,311	$53,852	$242,631	$—	$296,483	$50,594

JCM Partners, LLC
Schedule III — Real Estate and Accumulated Depreciation (Continued)
Year Ended December 31, 2006 (Amounts in thousands)

Asset Reconciliation
Balance at beginning of year	$283,667
Additions during year
Acquisitions through foreclosure	—
Other acquisitions	—
Improvements	2,961
Purchase of assets	17,473
Deductions during period	—
Cost of real estate sold	(7,199)
Impairment of assets	—
Other	(419)

Balance at end of year	$296,483

Depreciation Reconciliation
Balance at beginning of year	$42,632
Additions during period:
Acquisitions through foreclosure	—
Other acquisitions	—
Depreciation	9,678
Purchase of asset	—
Deductions during period	—
Cost of real estate sold	(1,518)
Other	(198)

Balance at end of year	$50,594

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Under the supervision and with the participation of Gayle M. Ing, the Company’s Chief Executive Officer, and Douglas Toovey, the Company’s Chief Financial Officer, management carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2006, the Company’s disclosure controls and procedures are effective.

There has been no change in the Company’s internal control over financial reporting during the period covered by this report that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Managers, Executive Officers of the Registrant and Corporate Governance

The information required by this item is incorporated by reference from the information provided under the headings Proposal 1 — “Election of Managers” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in our Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for our Annual Meeting of Members to be held June 2006 (the “Proxy Statement”). The information required by this item with respect to our executive officers is contained in Item 1 of Part I of this Form 10-K under the heading “Executive Officers of the Registrant.”

We have a Code of Ethics, as defined in the SEC rules, applicable to our Chief Executive Officer and Chief Financial Officer. We will provide a copy of it free of charge upon request. Requests for a copy of the Code should be directed to Secretary, JCM Partners, LLC, P.O. Box 3000, Concord, CA 94522-3000.

Item 11.	Executive Compensation

The compensation information required by this item is incorporated by reference from the information provided under the headings “Proposal 1 — Election of Managers — Manager Compensation” and “Executive Compensation and Other Matters” of the Proxy Statement. The information required by this item with respect to the Compensation Committee is incorporated by reference from the information provided under the heading” “Executive Compensation and Other Matters — Report of Compensation Committee” of the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Membership Matters

Except as set forth below, the information required by this item is incorporated herein by reference from the information provided under the heading “Beneficial Ownership” of the Proxy Statement.

Securities Authorized for Issuance under Equity Compensation Plans.

Equity Compensation Plan Information
As of December 31, 2006

Number of securities
remaining available for
	Number of Securities		future issuance under
	to be issued	Weighted-average	equity compensation
	upon exercise of	exercise price of	plans (excluding
	outstanding options,	outstanding options,	securities reflected in
Plan Category	warrants and rights	warrants and rights	column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	n/a	n/a	n/a
Equity compensation plans not approved by security holders	—	—	901,521 Class 3 Units

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

Item 13.	Certain Relationships and Related Transactions, and Manager Independence

The information required by this item is incorporated herein by reference from the information provided under the heading “Certain Relationships and Related Transactions” of the Company’s Proxy Statement. The information required by this item with respect to Manager independence is contained in “Proposal 1-Election of Managers-Board Committees” of the Proxy Statement.

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

 (a) The following documents are filed as part of this Report:

1. Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm for the Years Ended December 31, 2006, 2005 and 2004

Consolidated Balance Sheets — For the Years Ended December 31, 2006 and 2005

Consolidated Statements of Operations — For the Years Ended December 31, 2006, 2005 and 2004

Consolidated Statements of Changes in Members’ Units and Retained Earnings — For the Years Ended December 31, 2006, 2005 and 2004

Consolidated Statements of Cash Flows — For the Years Ended December 31, 2006, 2005 and 2004

Notes to Consolidated Financial Statements

2. Financial Statement

Schedule III — Real Estate and Accumulated Depreciation

All other schedules are omitted because they are not applicable or because the required information is shown in the Consolidated Financial Statements or the Notes thereto.

3. Exhibits

The following documents are filed as Exhibits to this Report:

Exhibit
No.			Description

2	.1(1)	—	Order Confirming Amended Joint Plan of Reorganization
2	.2(1)	—	Amended Joint Plan of Reorganization (May 9, 2000)
3	.1(1)	—	JCM Partners, LLC Certificate of Formation
3	.2(2)	—	Second Amended and Restated Operating Agreement (as of March 21, 2007)
3	.3(3)	—	Third Restated Bylaws of JCM Partners, LLC
3	.4(4)	—	Amended and Restated Certificate of Designations of Class 1 Units
3	.5(5)	—	Amended and Restated Certificate of Designations of Class 2 Units
3	.6(6)	—	Certificate of Designations of Class 3 Units
3	.7(7)	—	Certificate of Designations of Series B Preferred Units
3	.8(8)	—	First Amendment to Amended and Restated Limited Liability Company Agreement, as of June 21, 2005
4	.1(9)	—	Restrictions on Transfer of Membership Interests (revised March 21, 2007)
4	.2(10)	—	Sample Form of Application of Transfer of Units (revised March 21, 2007)
4	.3(11)	—	Form of Unit Conversion Form
10	.1(12)*	—	Form of Indemnification Agreement between JCM Partners, LLC and JCM Partners, LLC’s Managers and Executive Officers
10	.2(13)	—	Lease for JCM Partners, LLC’s executive offices located at 2151 Salvio Street, Concord, California
10	.3(14)	—	Form of Promissory Note between JCM Partners, LLC and each of Frank Deppe, Marvin Helder, Lois Mol and Computer Management Corporation Money Purchase Pension Trust
10	.4(15)*	—	Executive Management Services Agreement dated as May 1, 2004, between JCM Partners, LLC and Computer Management Corporation
10	.5(16)	—	Summary of Understanding with Barnabas Foundation and Christian Reform Home Missions Regarding Class 1 Unit Repurchases (Effective August 2004)
10	.6(17)*	—	Offer letter to James Klescewski, dated September 29, 2005
10	.7(18)*	—	2006 Long-Term Incentive Unit Award Plan of the Company
10	.8(19)	—	Addendum I to Lease for JCM Partners, LLC’s executive offices located at 2151 Salvio Street, Concord, California
10	.9(23)*	—	Executive Management Services Agreement dated as July 1, 2007, between JCM Partners, LLC and Computer Management Corporation
10	.10(24)*	—	Offer letter to Douglas Toovey, dated September 1, 2006
21.1		—	Subsidiaries of JCM Partners, LLC
31.1		—	Rule 13-14(a) Certification of the Chief Executive Officer
31.2		—	Rule 13-14(a) Certification of the Chief Financial Officer
32.1		—	Section 1350 Certification of the Chief Executive Officer
32.2		—	Section 1350 Certification of the Chief Financial Officer
99	.1(20)	—	Condensed Consolidated Balance Sheet (unaudited) at May 31, 2005

Exhibit
No.			Description

99	.2(21)	—	Description of Securities (as revised February 10, 2006)
99	.3(22)	—	Summary of Operating Agreement (as revised February 10, 2006)

*	Indicates management contract or compensation plan or arrangement.

(1)	Incorporated by reference to the same exhibit numbers to our Registration Statement on Form 10 (File No. 000-32653) filed on October 3, 2001 with the Securities and Exchange Commission.

(2)	Incorporated by reference to Exhibit number 3.2 to our Current Report on Form 8-K, filed on March 27, 2007 with the Securities and Exchange Commission.

(3)	Incorporated by reference to Exhibit number 3.10 to our Current Report on Form 8-K, filed on July 25, 2003 with the Securities and Exchange Commission.

(4)	Incorporated by reference to Exhibit number 3.15 to our Current Report on Form 8-K, filed on July 7, 2004 with the Securities and Exchange Commission.

(5)	Incorporated by reference to Exhibit number 3.16 to our Current Report on Form 8-K, filed on July 7, 2004 with the Securities and Exchange Commission.

(6)	Incorporated by reference to Exhibit number 4.2 to our Current Report on Form 8-K, filed on October 8, 2003 with the Securities and Exchange Commission.

(7)	Incorporated by reference to Exhibit number 3.13 to our Current Report on Form 8-K, filed on January 6, 2005 with the Securities and Exchange Commission.

(8)	Incorporated by reference to Exhibit number 3.18 to our Current Report on Form 8-K, filed on June 27, 2005 with the Securities and Exchange Commission.

(9)	Incorporated by reference to Exhibit number 4.1 (contained in Part B to Application for Transfer) to our Current Report on Form 8-K, filed on March 27, 2007 with the Securities and Exchange Commission.

(10)	Incorporated by reference to Exhibit number 99.1 to our Current Report on Form 8-K, filed on March 27, 2007 with the Securities and Exchange Commission.

(11)	Incorporated by reference to Exhibit number 99.1 to our Current Report on Form 8-K, filed on October 27, 2003 with the Securities and Exchange Commission.

(12)	Incorporated by reference to Exhibit number 10.4 to our Registration Statement on Form 10 (File No. 000-32653) filed on October 3, 2001 with the Securities and Exchange Commission.

(13)	Incorporated by reference to Exhibit number 10.5 to our Registration Statement on Form 10 (File No. 000-32653) filed on October 3, 2001 with the Securities and Exchange Commission.

(14)	Incorporated by reference to Exhibit number 10.6 to our Registration Statement on Form 10 (File No. 000-32653) filed on October 3, 2001 with the Securities and Exchange Commission.

(15)	Incorporated by reference to Exhibit number 10.8 to our Form 10-Q filed on May 17, 2004 with the Securities and Exchange Commission.

(16)	Incorporated by reference to Exhibit number 10.9 to our Form 10-Q filed on November 15, 2004 with the Securities and Exchange Commission.

(17)	Incorporated by reference to Exhibit number 99.1 to our Current Report on Form 8-K, filed on December 9, 2005 with the Securities and Exchange Commission.

(18)	Incorporated by reference to Exhibit number 10.10 to our Current Report on Form 8-K, filed on December 14, 2005 with the Securities and Exchange Commission.

(19)	Incorporated by reference to the same exhibit number to our Current Report on Form 8-K, filed on March 28, 2006 with the Securities and Exchange Commission.

(20)	Incorporated by reference to Exhibit number 99.1 to our Current Report on Form 8-K, filed on July 5, 2005 with the Securities and Exchange Commission.

(21)	Incorporated by reference to Exhibit number 99.1 to our Current Report on Form 8-K, filed on February 10, 2006 with the Securities and Exchange Commission.

(22)	Incorporated by reference to Exhibit number 99.2 to our Current Report on Form 8-K, filed on February 10, 2006 with the Securities and Exchange Commission.

(23)	Incorporated by reference to the same exhibit number to our Current Report on Form 8-K, filed on August 1, 2006 with the Securities and Exchange Commission.

(24)	Incorporated by reference to the same exhibit number to our Current Report on Form 8-K/A, filed on October 26, 2006 with the Securities and Exchange Commission.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2007.

JCM PARTNERS, LLC,
A Delaware limited liability company

By	/s/ Gayle M. Ing
       Gayle M. Ing, President and
       Chief Executive Officer
       Date: March 30, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Gayle M. Ing Gayle M. Ing	President, Chief Executive Officer, Secretary and Manager (Principal Executive Officer)	March 30, 2007

/s/ Douglas Toovey Douglas Toovey	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 30, 2007

/s/ Michael W. Vanni Michael W. Vanni	Manager; Chairman of the Board	March 30, 2007

/s/ Henry M. Conversano Henry M. Conversano	Manager	March 30, 2007

/s/ Kenneth C. Dawson Kenneth C. Dawson	Manager	March 30, 2007

/s/ Frank Deppe Frank Deppe	Manager	March 30, 2007

/s/ Henry Doorn, Jr. Henry Doorn, Jr.	Manager	March 30, 2007

/s/ Marvin J. Helder Marvin J. Helder	Manager; Vice Chairman of the Board	March 30, 2007

/s/ Kenneth J. Horjus Kenneth J. Horjus	Manager	March 30, 2007

/s/ Deborah K. Jansen Deborah K. Jansen	Manager	March 30, 2007

INDEX TO EXHIBITS

Exhibit
No.			Description

2	.1(1)	—	Order Confirming Amended Joint Plan of Reorganization
2	.2(1)	—	Amended Joint Plan of Reorganization (May 9, 2000)
3	.1(1)	—	JCM Partners, LLC Certificate of Formation
3	.2(2)	—	Second Amended and Restated Operating Agreement (as of March 21, 2007)
3	.3(3)	—	Third Restated Bylaws of JCM Partners, LLC
3	.4(4)	—	Amended and Restated Certificate of Designations of Class 1 Units
3	.5(5)	—	Amended and Restated Certificate of Designations of Class 2 Units
3	.6(6)	—	Certificate of Designations of Class 3 Units
3	.7(7)	—	Certificate of Designations of Series B Preferred Units
3	.8(8)	—	First Amendment to Amended and Restated Limited Liability Company Agreement, as of June 21, 2005
4	.1(9)	—	Restrictions on Transfer of Membership Interests (revised March 21, 2007)
4	.2(10)	—	Sample Form of Application of Transfer of Units (revised March 21, 2007)
4	.3(11)	—	Form of Unit Conversion Form
10	.1(12)*	—	Form of Indemnification Agreement between JCM Partners, LLC and JCM Partners, LLC’s Managers and Executive Officers
10	.2(13)	—	Lease for JCM Partners, LLC’s executive offices located at 2151 Salvio Street, Concord, California
10	.3(14)	—	Form of Promissory Note between JCM Partners, LLC and each of Frank Deppe, Marvin Helder, Lois Mol and Computer Management Corporation Money Purchase Pension Trust
10	.4(15)*	—	Executive Management Services Agreement dated as May 1, 2004, between JCM Partners, LLC and Computer Management Corporation
10	.5(16)	—	Summary of Understanding with Barnabas Foundation and Christian Reform Home Missions Regarding Class 1 Unit Repurchases (Effective August 2004)
10	.6(17)*	—	Offer letter to James Klescewski, dated September 29, 2005
10	.7(18)*	—	2006 Long-Term Incentive Unit Award Plan of the Company
10	.8(19)	—	Addendum I to Lease for JCM Partners, LLC’s executive offices located at 2151 Salvio Street, Concord, California
10	.9(23)*	—	Executive Management Services Agreement dated as July 1, 2007, between JCM Partners, LLC and Computer Management Corporation
10	.10(24)*	—	Offer letter to Douglas Toovey, dated September 1, 2006
21.1		—	Subsidiaries of JCM Partners, LLC
31.1		—	Rule 13-14(a) Certification of the Chief Executive Officer
31.2		—	Rule 13-14(a) Certification of the Chief Financial Officer
32.1		—	Section 1350 Certification of the Chief Executive Officer
32.2		—	Section 1350 Certification of the Chief Financial Officer
99	.1(20)	—	Condensed Consolidated Balance Sheet (unaudited) at May 31, 2005
99	.2(21)	—	Description of Securities (as revised February 10, 2006)
99	.3(22)	—	Summary of Operating Agreement (as revised February 10, 2006)

*	Indicates management contract or compensation plan or arrangement.

(1)	Incorporated by reference to the same exhibit numbers to our Registration Statement on Form 10 (File No. 000-32653) filed on October 3, 2001 with the Securities and Exchange Commission.

(2)	Incorporated by reference to Exhibit number 3.2 to our Current Report on Form 8-K, filed on March 27, 2007 with the Securities and Exchange Commission.

(3)	Incorporated by reference to Exhibit number 3.10 to our Current Report on Form 8-K, filed on July 25, 2003 with the Securities and Exchange Commission.

(4)	Incorporated by reference to Exhibit number 3.15 to our Current Report on Form 8-K, filed on July 7, 2004 with the Securities and Exchange Commission.

(5)	Incorporated by reference to Exhibit number 3.16 to our Current Report on Form 8-K, filed on July 7, 2004 with the Securities and Exchange Commission.

(6)	Incorporated by reference to Exhibit number 4.2 to our Current Report on Form 8-K, filed on October 8, 2003 with the Securities and Exchange Commission.

(7)	Incorporated by reference to Exhibit number 3.13 to our Current Report on Form 8-K, filed on January 6, 2005 with the Securities and Exchange Commission.

(8)	Incorporated by reference to Exhibit number 3.18 to our Current Report on Form 8-K, filed on June 27, 2005 with the Securities and Exchange Commission.

(9)	Incorporated by reference to Exhibit number 4.1 (contained in Part B to Application for Transfer) to our Current Report on Form 8-K, filed on March 27, 2007 with the Securities and Exchange Commission.

(10)	Incorporated by reference to Exhibit number 99.1 to our Current Report on Form 8-K, filed on March 27, 2007 with the Securities and Exchange Commission.

(11)	Incorporated by reference to Exhibit number 99.1 to our Current Report on Form 8-K, filed on October 27, 2003 with the Securities and Exchange Commission.

(12)	Incorporated by reference to Exhibit number 10.4 to our Registration Statement on Form 10 (File No. 000-32653) filed on October 3, 2001 with the Securities and Exchange Commission.

(13)	Incorporated by reference to Exhibit number 10.5 to our Registration Statement on Form 10 (File No. 000-32653) filed on October 3, 2001 with the Securities and Exchange Commission.

(14)	Incorporated by reference to Exhibit number 10.6 to our Registration Statement on Form 10 (File No. 000-32653) filed on October 3, 2001 with the Securities and Exchange Commission.

(15)	Incorporated by reference to Exhibit number 10.8 to our Form 10-Q filed on May 17, 2004 with the Securities and Exchange Commission.

(16)	Incorporated by reference to Exhibit number 10.9 to our Form 10-Q filed on November 15, 2004 with the Securities and Exchange Commission.

(17)	Incorporated by reference to Exhibit number 99.1 to our Current Report on Form 8-K, filed on December 9, 2005 with the Securities and Exchange Commission.

(18)	Incorporated by reference to Exhibit number 10.10 to our Current Report on Form 8-K, filed on December 14, 2005 with the Securities and Exchange Commission.

(19)	Incorporated by reference to the same exhibit number to our Current Report on Form 8-K, filed on March 28, 2006 with the Securities and Exchange Commission.

(20)	Incorporated by reference to Exhibit number 99.1 to our Current Report on Form 8-K, filed on July 5, 2005 with the Securities and Exchange Commission.

(21)	Incorporated by reference to Exhibit number 99.1 to our Current Report on Form 8-K, filed on February 10, 2006 with the Securities and Exchange Commission.

(22)	Incorporated by reference to Exhibit number 99.2 to our Current Report on Form 8-K, filed on February 10, 2006 with the Securities and Exchange Commission.

(23)	Incorporated by reference to the same exhibit number to our Current Report on Form 8-K, filed on August 1, 2006 with the Securities and Exchange Commission.

(24)	Incorporated by reference to the same exhibit number to our Current Report on Form 8-K/A, filed on October 26, 2006 with the Securities and Exchange Commission.