Form 10-Q
period 2007-03-31
JCM PARTNERS LLC
filed 2007-05-15
CIK 1139163

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
As of May 15, 2007, the registrant had the following Units (consisting of Class 1, Class 2 and Class 3 Units) outstanding of which the following number of Units were owned by a wholly-owned subsidiary of the Company:

Class of Unit	Owned by Members	Owned by Subsidiary	Total Outstanding
Class 1(1)	12,694,751	6,257,595	18,952,346
Class 2	14,970,383	7,275,643	22,246,026
Class 3	32,614,707	16,027,233	48,641,940

Total	60,279,841	29,560,471	89,840,312

(1)	Includes 9,533,020 Class 1 Units subject to redemption by June 30, 2007. See Part I — Item 1, Note 5 of Notes to Condensed Consolidated Financial Statements.

JCM PARTNERS, LLC
FORM 10-Q
For the Quarterly Period Ended March 31, 2007

Certain information included in this Quarterly Report contains or may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are typically identified by words or phrases such as “believe”, “expect”, “intend”, and variations of such words and similar expressions, or future or conditional verbs such as “will”, “would”, “should”, “could”, “might”, or similar expressions. Forward-looking statements, including those relating to our business strategy, capital expenditures, refinancing activities, occupancy levels and rental rates, demand for housing and office space, financial performance, and liquidity and capital resources are subject to risks and uncertainties. Actual results or outcomes may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors. Those risks and factors include unanticipated adverse business developments affecting us or our properties, adverse changes in the real estate markets, increases in interest rates, increased competition, changes in general and local economies, and federal, state and local governmental regulations that affect us, as well as risks discussed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006. Forward-looking statements speak only as of the date they are made and we assume no duty to update them.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
JCM PARTNERS, LLC
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollar amounts in thousands, except per unit data)

	March 31,	December 31,
	2007	2006
ASSETS

Real estate investments, net	$243,956	$245,889
Cash and cash equivalents	32,870	32,563
Restricted cash	945	1,215
Rents receivable	74	117
Prepaid expenses	1,101	738
Deferred costs, net	1,702	1,774
Other assets	437	618

Total assets	$281,085	$282,914

LIABILITIES, REDEEMABLE UNITS, MEMBERS’ EQUITY AND RETAINED EARNINGS

LIABILITIES:
Mortgages payable	$215,606	$216,309
Tenants’ security deposits	2,977	2,990
Accounts payable and accrued expenses	2,061	2,648
Accrued interest	1,094	1,096
Accrued real estate taxes	324	—
Unearned rental revenue	279	233
Mandatorily redeemable liability (See Note 5)	25,403	24,977

Total liabilities	247,744	248,253

REDEEMABLE UNITS (See Note 5):
Convertible Class 1 Units, $1 par value — 3,268,110 and 3,292,525 outstanding at March 31, 2007 and December 31, 2006, respectively	96	197
Redeemable Class 2 Units, $1 par value — 14,891,782 and 14,885,230 outstanding at March 31, 2007 and December 31, 2006, respectively	3,310	3,614

Total redeemable units	3,406	3,811

MEMBERS’ EQUITY (See Note 6):
Non-redeemable Class 3 Units, $1 par value — 32,655,539 and 32,704,379 outstanding at March 31, 2007 and December 31, 2006, respectively	7,024	7,809
Preferred Units 7,192,000 Series B Preferred Units outstanding at March 31, 2007 and December 31, 2006	6,622	6,775
Distributions paid in advance (See Note 7)	(175)	—
Retained earnings	16,464	16,266

Total members’ equity	29,935	30,850

Total liabilities, redeemable units and members’ equity	$281,085	$282,914

See Accompanying Notes to Condensed Consolidated Financial Statements.

JCM PARTNERS, LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Dollar amounts in thousands, except per unit data)

	Three Months Ended
	March 31,
	2007	2006
REVENUES:
Rental	$13,220	$12,238
Interest	501	335

Total revenues	13,721	12,573

OPERATING EXPENSES:
Interest expense	3,216	3,228
Operating and maintenance	3,513	3,741
Depreciation and amortization	2,616	2,528
General and administrative	1,176	1,147
Real estate taxes and insurance	1,241	1,236
Utilities	1,117	1,088
Amortization of discount on mandatorily redeemable liability	617	577

Total expenses	13,496	13,545

Income (loss) before discontinued operations	225	(972)

Discontinued operations:
Gain on sale	—	3,894
Discontinued operations, net	(27)	(418)

Income from discontinued operations	(27)	3,476

Net Income (Loss)	198	2,504

Distributions paid to preferred unit holders	(153)	(153)

Net Income Applicable to Class 1, 2 and 3 Units	$45	$2,351

Income (loss) per outstanding Class 1, 2 and 3 Units:
From continuing operations — Class 1	$.00	$(.02)
From discontinued operations — Class 1	(.00)	.06

Basic and diluted — Class 1 Units	$.00	$.04

From continuing operations — Class 2	$.00	$(.02)
From discontinued operations — Class 2	(.00)	.06

Basic and diluted — Class 2 Units	$.00	$.04

From continuing operations — Class 3	$.00	$(.02)
From discontinued operations — Class 3	(.00)	.06

Basic and diluted — Class 3 Units	$.00	$.04

WEIGHTED AVERAGE CLASS 1, 2 AND 3 UNITS OUTSTANDING:
Basic and diluted — Class 1	3,276	3,721
Basic and diluted — Class 2	14,889	14,624
Basic and diluted — Class 3	32,684	32,545

Income (loss) per outstanding Preferred Units:
From continuing operations	$.00	$(.02)
From discontinued operations	(.00)	.06

Basic and diluted — Preferred Units	$.00	$.04

WEIGHTED AVERAGE PREFERRED UNITS OUTSTANDING
Basic and diluted	7,192	7,192

See Accompanying Notes to Condensed Consolidated Financial Statements.

JCM PARTNERS, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollar amounts in thousands)

	Three Months Ended
	March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$198	$2,504
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of property	—	(3,894)
Loss on disposal of assets	29	51
Depreciation and amortization	2,616	2,528
Amortization of discount on mandatorily redeemable liability	617	577
Write off of deferred debt issuance costs	—	27
Effect of changes in:
Restricted cash	270	644
Rents receivable	43	81
Prepaid expenses	(365)	(493)
Deferred costs	(6)	(14)
Other assets	170	6
Tenants’ security deposits	(13)	16
Accounts payable and accrued expenses	(589)	(1,329)
Accrued interest	—	87
Unearned rental revenue	46	105
Accrued real estate taxes	324	48

Net cash provided by operating activities	3,340	944

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to real estate investments	(620)	(392)
Proceeds from disposal of assets	—	7,127
Payments received on notes receivable	—	108

Net cash provided by (used in) investing activities	(620)	6,843

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of Class 1, Class 2 and Class 3 Units	(123)	(57)
Payments on mortgages payable	(704)	(682)
Payoff of mortgage loans	—	(2,776)
Deferred financing costs	—	(15)
Member distributions to Class 1, 2 and 3 and Series B Preferred Unit holders	(1,220)	(1,226)
Member distributions to Class 1 Put Units (which offset the Aggregate Exercise Price)	—	(192)
Member distributions to Class 1 Put Units (which do not offset the Aggregate Exercise Price)	(191)	—
Distributions paid in advance	(175)	(42)

Net cash provided by (used in) financing activities	(2,413)	(4,990)

Net increase in cash	307	2,797
Cash and cash equivalents, beginning of period	32,563	28,426

Cash and cash equivalents, end of period	$32,870	$31,223

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$3,218	$3,200

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
These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited financial statements for the year ended December 31, 2006 included in the Company’s Form 10-K filed with the Securities and Exchange Commission.
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
The following is a breakdown of the results of discontinued operations for the three months ended March 31, 2007 and March 31, 2006:

	Three Months Ended
	March 31,
	2007	2006
	(Amounts in thousands)
Rental revenues	$—	$324
Interest and other	—	1
Interest expense	—	(60)
Operating and maintenance	(27)	(216)
Depreciation and amortization	—	—
Real estate taxes and insurance	—	(36)
Utilities	—	(38)
Prepayment penalty	—	(364)
Write off of deferred debt issuance costs	—	(29)
Gain on sales	—	3,894

Total discontinued operations	$(27)	$3,476

3. SECURED LINE OF CREDIT
The Company has a revolving line of credit with a general borrowing capacity of $11,000,000, secured by two properties. The annual interest rate is the “Prime Rate” index, with a minimum rate of 5.0% on the amount borrowed. A $6,000,000 portion of the line of credit expires July 1, 2007 with the remaining $5,000,000 expiring November 1, 2007. The Company expects to extend or restructure these lines prior to expiration.
The Company did not use the line of credit during the three months ended March 31, 2007. The line of credit contains a financial covenant as to debt service coverage ratio with which the Company was in compliance.

4. MORTGAGES PAYABLE
The Company’s mortgages payable generally require monthly interest and principal payments. The obligations include 28 fixed rate loans and 13 variable rate loans which are secured by deeds of trust on the Company’s real estate investments. The Company is required by the terms of certain of the mortgage loans to maintain lender impound accounts for insurance, property taxes and reserves for property improvements which are recorded as restricted cash.
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

In 2005, the Company redeemed 247,466 Put Class 1 Units for a net cash amount of $680,000, representing gross redemptions of $688,000 less $8,000 of distributions from July through November 2005. These units were included in the mandatorily redeemable liability and the net amount paid for these units reduced the balance of the liability. At March 31, 2007 and December 31, 2006, there were 9,533,020 units, remaining to be purchased under the mandatorily redeemable liability.
The Put Class 1 Units will remain outstanding and will continue to vote and receive distributions until redeemed by the Company. Under the Company’s Operating Agreement, holders of the Put Class 1 Units will not acquire the status of creditors. Class 1 Units redeemed by the Company will be deemed cancelled and returned to the status of authorized but unissued Units.
The following is a reconciliation of the Mandatorily Redeemable Liability balance (in thousands):

Aggregate Exercise Price	$27,422
Member distributions from July to September 2005	(197)

Adjusted Aggregate Exercise Price	27,225
Distributions July 2006 to May 2007 (1)	724
Initial discount	(4,147)

Initial liability	23,802
Member distributions for fourth quarter 2005	(196)
Amortization of discount for fourth quarter 2005	695
Redemption of 247,466 Put Class 1 Units in December 2005	(680)

Balance at December 31, 2005	23,621
Member distributions for the twelve months ended December 31, 2006(2)	(768)
Redemption of 83,813 Put Class 1 Units in 2006(3)	(226)
Amortization of discount for the twelve months ended December 31, 2006	2,350

Balance at December 31, 2006	24,977
Member distributions for the three months ended March 31, 2007(2)	(191)
Amortization of discount for the three months ended March 31, 2007	617

Balance at March 31, 2007	$25,403

(1)	Projected member distributions for this period (these do not offset the Aggregate Exercise Price).

(2)	Member distributions that offset the Aggregate Exercise Price ceased as of June 30, 2006 as required by Section 5.5.1 of the Certificate of Designations for the Class 1 Units. Includes $340,000 for the period July 1 through December 31, 2006 and $191,000 for the three months ended March 31, 2007 that have reduced the amount previously recorded in footnote 1 above. These amounts have been accounted for as interest expense.

(3)	Consisting of 35,004 Put Class 1 Units and 48,809 Put Class 1 Units redeemed in July and December, 2006, respectively.
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

7. DISTRIBUTIONS TO MEMBERS
During the three months ended March 31, 2007, the Company made distributions to holders of Units and Preferred Units required by the Certificates of Designations of the Class 1, Class 2, Class 3 and Series B Preferred Units, respectively, plus voluntary distributions, as follows (dollar amounts in thousands):

Class of Unit/Series of Preferred Units	Amount
Class 1 (1)(4)	$65
Class 2 (2)(4)	307
Class 3 (3)(4)	695
Series B Preferred (3)(4)	153

Total Distributions(4)	$1,220

(1)	The Class 1 mandatory monthly distribution is equal to 1/12 of $0.0775 per Class 1 Unit, or a total of $0.0775 per Class 1 Unit each year. Excludes member distributions on Put Class 1 Units of $191,000 for the quarter ending March 31, 2007 which are accounted for as interest expense (see Note 5).

(2)	The Class 2 mandatory monthly distribution is equal to 1/12 of $0.0800 per Class 2 Unit, or a total of $0.0800 per Class 2 Unit each year.

(3)	The Class 3 and Series B Preferred mandatory monthly distribution is equal to 1/12 of $0.0825 per Class 3 and Series B Preferred Unit, or a total of $0.0825 per Class 3 and Series B Preferred Unit each year.

(4)	Includes voluntary monthly distributions to holders of Class 1, Class 2, Class 3 and Series B Preferred Units, equal to 1/12 of $0.0025 per Unit or a total of $0.0025 per Class 1, Class 2 and Class 3 Unit and Series B Preferred Unit each year. Excludes distributions for Units held by the Company’s wholly owned subsidiary.
On December 10, 2002, the Board of Managers declared a voluntary distribution to be paid monthly in an amount equal to 1/12 of $0.0025 per Class 1 Unit (“Voluntary Distribution”). The Voluntary Distribution remains in effect until it is terminated by the Board of Managers. Pursuant to the Certificates of Designations of the Class 2 and Class 3 Units, respectively, the Class 2 and Class 3 Units are entitled to receive no less than the same Voluntary Distribution received by the holders of the Class 1 Units on a per Unit basis. Pursuant to the Series B Certificate of Designations, the Series B Preferred Units are entitled to receive the same voluntary distributions as the Class 3 Units on a per Unit basis.
In March 2007, the Company accrued or paid $175,000 to the California Franchise Tax Board on behalf of the Company’s non-California Unit holders who had been allocated income deemed taxable by the State of California. For affected non-resident Members, the Company began withholding one-ninth of the total withholding amount paid on each Members’ behalf, starting with the April 2007 monthly distribution, so that each Member will have repaid the Company by the end of the year. If the Company repurchases or redeems Units from one of these Members prior to the end of the year, the amount paid to that Member will be reduced by any remaining amount advanced by the Company. If such a Member sells, transfers or gifts any Units to another investor, the Company will require payment of the remaining withholding amount advanced by the Company as part of the transfer. The Company did not pay the amounts above on behalf of Managers of the Company who are non-resident Members, due to the limitations created by the Sarbanes-Oxley Act of 2002, should these amounts be treated as “loans” to the Company’s Managers. Instead, Managers who are non-resident Members paid the Company these amounts simultaneously with the Company’s payment of these amounts to the California Franchise Tax Board.
8. REPURCHASE AND CONVERSION OF UNITS
During the three months ended March 31, 2007, the Company voluntarily repurchased the following Units through a wholly-owned subsidiary:

Class of Unit	# of Units	Amount
Class 1	17,863	$33,047
Class 3	48,840	90,619

Total	66,703	$123,665

All Units owned by the subsidiary are considered outstanding under the Company’s Operating Agreement for all purposes, except as noted below, including voting and participation in mandatory and other distributions paid by the

Company. However, for financial reporting purposes, these Units are not considered outstanding and any distributions paid to the subsidiary are eliminated in consolidation. Accordingly, for financial reporting purposes, the number of Units outstanding at March 31, 2007 is the number of Units outstanding minus the Units owned by the Company’s subsidiary. However, for all other purposes, the Company has 89,820,872 Class 1, 2 and 3 Units outstanding at March 31, 2007. Repurchases of Units were recorded against the Member’s equity balances.
As of May 15, 2007, the Company’s wholly owned subsidiary owned the following number of Class 1, 2 and 3 Units of the Company:

Class of Unit	# of Units(1)
Class 1	6,257,595
Class 2	7,275,643
Class 3	16,027,233

Total	29,560,471

(1)	Units owned by the Company’s subsidiary are periodically allocated into Class 1, 2 and 3 Units in proportion to the Units held by all Members in accordance to Section 2.3.5 of the Company’s Operating Agreement.
During the three months ended March 31, 2007, Unit holders other than our wholly owned subsidiary converted 6,552 Class 1 Units to Class 2 Units. The Units were converted on a 1-to-1 basis.
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
10. CONTINGENCY AND LEGAL MATTERS
As of March 31, 2007, the Company is not aware of any litigation threatened against the Company other than routine litigation arising out of the ordinary course of business, some of which is expected to be covered by liability insurance, and none of which is expected to have a material adverse effect on the consolidated financial statements of the Company.
11. SUBSEQUENT EVENTS
Effective as of April 1, 2007, the Company issued 19,440 of its Class 3 Units to certain eligible employees under the Company’s 2006 Long-Term Incentive Unit Award Plan. The Company did not receive any consideration from the recipients in exchange for the issuance of the Class 3 Units. However, in order to receive the issuance of the Class 3 Units, each recipient provided the Company with cash sufficient to pay any tax withholding required as a result of the issuance of the Class 3 Units. In addition to the 19,440 issued Class 3 Units, these recipients are entitled to have the Company issue an additional 77,760 Class 3 Units in four equal installments on each April 1st, beginning on April 1, 2008, provided that the recipients are in compliance with the requirements to receive future issuance as set forth in their Long-Term Incentive Unit Award Agreements with the Company. Our Chief Operating Officer and Chief Financial Officer were issued 5,760 and 1,420 Class 3 Units, respectively and are entitled to have the Company issue them an additional 23,040 and 5,680 Class 3 Units, respectively, on the terms described above. Employees who are not officers of the Company were issued 12,260 Class 3 Units and are entitled to have the Company issue them an additional 49,040 Class 3 Units on the terms described above.
From April 1, 2007 through May 15, 2007, Unit holders, other than our wholly owned subsidiary, converted 100,482 Class 1 Units to Class 2 Units. The Units were converted on a 1-to-1 basis.
From April 1, 2007 through May 15, 2007, the Company, through its wholly owned subsidiary, repurchased an additional 5,897 Class 1 Units, 21,881 Class 2 Units and 60,272 Class 3 Units for an average price per Unit of $1.87.

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
Total revenue from continuing operations for the three months ended March 31, 2007 was $13,721,000, an increase of $1,148,000 over the first quarter last year. This increase is primarily due to a $620,000 increase in rental revenue from same store operations, additional residential revenue of $170,000 from the apartment property purchased in December 2006, $195,000 of rental revenue from the two commercial properties acquired in the second quarter of 2006, and an increase in interest income of $166,000. Rental revenue increases were realized in both our continuing residential properties and continuing commercial properties. Approximately 91% of rental revenue came from continuing apartment properties and 9% from continuing commercial properties. The 5% increase in rental revenue growth from continuing operations during the first quarter of 2007 was in part due to the aggressive leasing campaign undertaken in the last quarter of 2006. We expect continued rent growth during the remainder of 2007 to be challenging. We believe that continued high prices for gasoline and a growing supply of single family homes returning to the rental market will keep downward pressure on rents.
We realized net income of $198,000 for the quarter ended March 31, 2007, a decrease of $2,306,000 over the quarter ended March 31, 2006 primarily due to a gain on sale of $3,894,000 and loss from discontinued operations of $418,000 in the first quarter of 2006 offset by higher income from continuing operations of $1,197,000 in the 2007 period. The 2007 first quarter income from continuing operations of $225,000 represented an increase of $1,197,000 over a loss of $972,000 for the first quarter of 2006, primarily attributable to higher rental revenues and lower operating expenses.
Property Occupancy
The table below sets forth the overall weighted average occupancy levels for our properties, by type of property, owned at March 31, 2007, December 31, 2006 and March 31, 2006. The weighted average occupancy is calculated by multiplying the occupancy of each property by its square footage and dividing by the total square footage in the portfolio.

	Occupancy at
	March 31,	December 31,	March 31,
Property Type	2007	2006	2006
Apartment Communities	94.1%	95.4%	93.5%
Commercial Properties	90.2%	95.1%	91.5%
Occupancy at our apartment communities at March 31, 2007 decreased to 94.1% from 95.4% at December 31, 2006. The decrease was due to lower occupancy at the property that was purchased in December 2006 and a slight overall decrease in occupancy across the remaining residential portfolio.
Contributing factors influencing our ability to improve or maintain occupancy include the California economy, increasing costs of gasoline and other consumer products, continuing competition with providers of other forms of multifamily residential properties and single-family housing, and the construction of new apartment communities where our properties are located.
Our future apartment occupancy rates will be subject to numerous factors, many of which are outside of our control. We believe the remainder of 2007 will continue to be challenging on the leasing front. We believe that as the California economy continues to grow, increasing effects of inflation, primarily due to rising gasoline prices, and the negative impact from the slowing in the home construction industry, will likely combine to keep downward pressure on rents. In addition, demand for new single family housing has slowed considerably and the inventory of unsold homes continues to grow statewide and in our submarkets. As a result, single family homes are now a major source of competition for potential renters. Additionally, unsold condominiums entering the market as rentals could dampen rent increases and occupancy due to increased rental supply. We believe that consumers continue to carefully consider how much they are willing to spend on housing, which is putting pressure on rents. In the recent past, historically low mortgage rates have enabled more renters to purchase homes. Buying or renting single-family housing was the primary reason given by many residents who moved out of our apartment properties during the prior two years and the first quarter of this year. If mortgage rates continue to increase or stay flat at current levels and/or if lenders’ credit practices tighten, we anticipate over time slightly less pressure on rents and occupancies, as renters may be less able to purchase homes; however, we cannot predict when changes in mortgage rates or credit conditions will occur or how quickly such changes will impact our properties.
Qualified potential residents continue to be difficult to find. Our market surveys indicate that a number of competitors have decreased asking rents, as we have done at selected properties in order to remain competitive. Many of our competitors give rent concessions. We give them as well at many properties, such as a discount off a first month’s rent. Accordingly, there can be no assurance that our future occupancy or rental rates will not be significantly less than our occupancy and rental rates at March 31, 2007. However, we are experiencing slight rental rate increases in certain of our sub-markets.
Occupancy at our commercial properties decreased to 90.2% at March 31, 2007 from 95.1% at December 31, 2006 due to tenant vacancies at our Napa properties. Our commercial submarkets had the following occupancy levels:

	Occupancy at
	March 31,	December 31,
Region	2007	2006
Concord	93.2%	93.2%
Napa	85.2%	98.3%
While we do not compete directly with large office buildings in Central Contra Costa County, we are affected by changes in demand and rents in these large office buildings. Our Concord office building is designed to serve smaller local users and regional branch offices with a portion of the ground floor designed for retail. Additionally, our rents are moderate and we have the financial capacity to remodel or divide existing suites to suit market demand and can provide significant tenant improvements to attract new tenants. We expect the demand from such tenants to remain consistent over the next few quarters. We continue to aggressively market the available space.
Though market conditions for leased space in commercial buildings have improved, acquiring new tenants remains highly competitive in Contra Costa and Napa counties. The general economic decline and job loss in the technology industry in 2001 and 2002 has been replaced with improving demand for office space throughout the Bay Area. Overall rental rates are increasing.
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
Comparative Funds From Operations

	Three Months Ended
(Dollars in Thousands,	March 31,
Except Per Unit Amounts)	2007	2006
Net Income (Loss)	$198	$2,504
Adjustments:
Depreciation and amortization :
Real property	2,526	2,389
Capitalized leasing expenses	21	21
Amortization of discount on mandatorily redeemable liability	617	577
Discontinued operations:
Depreciation, real property	—	—
Gain on sale of property	—	(3,894)
Write off of deferred debt issuance costs	—	29

Funds from operations	$3,362	$1,626

Funds from operations per outstanding Class 1, 2 and 3 Units:
Class 1	$.06	$.03

Class 2	$.06	$.03

Class 3	$.06	$.03

Funds from operations per outstanding Preferred Units	$.06	$.03

Income (loss) per outstanding Class 1, 2 and 3 Units: (per Statements of Operations):
From continuing operations — Class 1	$.00	$(.02)
From discontinued operations — Class 1	(.00)	.06

Basic and diluted — Class 1 Units	$.00	$.04

From continuing operations — Class 2	$.00	$(.02)
From discontinued operations — Class 2	(.00)	.06

Basic and diluted — Class 2 Units	$.00	$.04

From continuing operations — Class 3	$.00	$(.02)
From discontinued operations — Class 3	(.00)	.06

Basic and diluted — Class 3 Units	$.00	$.04

Income (loss) per Preferred Units (per Statement of Operations):
From continuing operations	$.00	$(.02)
From discontinued operations	(.00)	.06

Basic and diluted	$.00	$.04

WEIGHTED AVERAGE CLASS 1, 2 AND 3 UNITS OUTSTANDING:
Basic and diluted — Class 1	3,276	3,721
Basic and diluted — Class 2	14,889	14,624
Basic and diluted — Class 3	32,684	32,545

WEIGHTED AVERAGE PREFERRED UNITS OUTSTANDING:
Basic and diluted	7,192	7,192

For the quarter ending March 31, 2007, FFO was $3,362,000 as compared to $1,626,000 for the same quarter last year, an increase of $1,736,000. The increase was primarily due to the quarter-over-quarter increase in income from continuing operations of $1,197,000 plus $391,000 improvement in discontinued operations, $177,000 increase in depreciation and amortization, offset by $29,000 decrease in the write-off of debt issuance costs. For the quarter ending March 31, 2007, per Unit and Preferred Unit Funds from Operations increased from the same quarter last year due primarily to the increase in income from continuing operations.
Three Months Ended March 31, 2007 Compared to the Three Months Ended March 31, 2006
Revenue From Continuing Operations
Total revenue from continuing operations for the three months ended March 31, 2007 was $13,721,000, an increase of $1,148,000 over the first quarter last year. This increase is primarily due to a $617,000 increase in rental revenue from same store operations, additional residential revenue of $170,000 from the apartment property purchased in December 2006, $195,000 of rental revenue from the two commercial properties acquired in the second quarter of 2006, and an increase in interest income of $166,000. Rental revenue increases were realized in both our continuing residential properties and continuing commercial properties.
During this first quarter of 2007, rental revenue from our apartment communities was $12,042,000, compared to $11,314,000 during the same quarter last year, excluding rental revenue from discontinued operations. The $728,000 increase was primarily related to $170,000 of rental revenue from the apartment property purchased in December 2006, $275,000 higher scheduled rental revenue from other continuing residential properties and $283,000 reduction in vacancy, concessions, and uncollectible rent expense.
Rental revenue generated by our commercial properties was $1,177,000 in the first quarter of 2007, up approximately $256,000 from $921,000 in the same quarter last year, excluding rental revenue from discontinued operations. The increase was primarily attributable to rental revenue from the two properties acquired last year and increased occupancies at our Concord office building.
During the three months ended March 31, 2007, same-store average monthly rent per apartment unit for our communities increased .5% from December 31, 2006 and increased 2.2% over the quarter ended March 31, 2006. Average monthly apartment rents per unit were $826 at March 31, 2007, $822 at December 31, 2006, and $808 at March 31, 2006.
During the three months ended March 31, 2007, the same-store average monthly rental rates per square foot for our commercial properties increased by approximately 1.4% from December 31, 2006 and increased 2.9% compared to the quarter ended March 31, 2006. These changes were attributable to increased rental rates at one of our commercial properties. The average monthly rental rates per square foot for same-store commercial properties were $1.43 as of March 31, 2007, $1.41 as of December 31, 2006 and $1.39 as of March 31, 2006.
Interest revenue increased by $166,000 for the three months ended March 31, 2007 as compared to the same period last year, primarily due to higher cash balances as a result of prior year property sales and rising interest rates.
Expenses From Continuing Operations
Total expenses (which include interest expense, operating and maintenance, depreciation and amortization, general and administrative, real estate taxes and insurance, utilities, amortization of discount on mandatorily redeemable liability and write off of deferred debt issuance costs) were $13,496,000 for the three months ended March 31, 2007 compared to $13,545,000 for the same period in 2006, a decrease of approximately $49,000 excluding expenses from discontinued operations. The decrease was primarily the result of a decrease in operating and maintenance expense with slight decreases and increases in other expense items. The various components of total expenses are discussed in more detail below.
Interest expense. In the first quarter of 2007, interest expense was $3,216,000, down from $3,228,000 for the same period last year, a decrease of $12,000, excluding interest expense from discontinued operations. The weighted average interest rate on our mortgages was 5.96% for the three months ended March 31, 2007, a slight decrease compared to the same period last year.
Operating and maintenance expenses. For the quarter, operating and maintenance expenses were $3,513,000, down from $3,741,000 for the first quarter last year, excluding operating and maintenance expenses from discontinued operations.

The $228,000 decrease was primarily due to lower expenditures for our apartment rehabilitation program of $119,000, turnover costs of $38,000, rental expense of $54,000 and other expenses of $17,000.
Depreciation and amortization expenses. During the first quarter in 2007, depreciation and amortization expenses were $2,616,000 as compared to $2,528,000 for the first quarter in 2006, excluding depreciation and amortization expense from discontinued operations. The increase of $88,000 was primarily attributable to higher depreciation expense of $53,000 related to our December 2006 acquisition property, $58,000 related to our two newly acquired commercial properties in the second quarter of 2006 and partially offset by a decrease in amortization expense. Depreciation on additional capitalized property improvements to existing properties was offset by declining depreciation expense on older and fully depreciated assets.
General and administrative expenses. General and administrative expenses were $1,176,000 for the quarter, up from $1,147,000 for the same period last year. This $29,000 increase is primarily due to increased legal fees related to our previously announced reclassification transaction in order to deregister our Units from the SEC reporting requirements offset by decreased other expenses.
Real estate taxes and insurance expenses. Real estate taxes and insurance expenses were $1,241,000 in the quarter ended March 31, 2007, up slightly from $1,236,000 for the same period last year, excluding real estate taxes and insurance expenses from discontinued operations. Real estate tax expense increased primarily due to our December 2006 acquisition property and the two commercial properties acquired in the second quarter in 2006 and the normal statutory increases, offset by a decrease in insurance expense.
Utility expenses. Utility expenses were $1,117,000 for the quarter, as compared to $1,088,000 for the same quarter last year, an increase of $29,000, excluding utility expenses from discontinued operations. This change was due primarily to increased sewer and water costs and offset by lower natural gas expense.
Amortization of discount on mandatorily redeemable liability. As further explained in Note 5 of the Notes to Condensed Consolidated Financial Statements, the mandatorily redeemable liability related to the Put Class 1 Units was established in September 2005. Amortization of the discount amounted to $617,000 for the quarter ended March 31, 2007, an increase of $40,000 from $577,000 for the same period last year.
Net Income (Loss) Before Discontinued Operations
During the three months ended March 31, 2007, net income before discontinued operations was $225,000 compared to a net loss of $972,000 for the same period last year. This $1,197,000 increase in net income reflected higher total revenues and slightly lower operating and maintenance expenses, offset by slightly higher expenses in all other categories as previously described.
Discontinued Operations
During the quarter ended March 31, 2007, loss from discontinued operations was $27,000 due to the final write off of uncollectible rents from a property sold in August 2006. The $3,476,000 income from discontinued operations for the first quarter of 2006 was due to a gain on sale of $3,894,000 offset by a loss from discontinued operations of $418,000.
NET INCOME (LOSS)
During the quarter ended March 31, 2007, we recorded net income of $198,000 compared to a net income of $2,504,000 for the first quarter last year, a decrease of $2,306,000. This decrease was due to higher income in 2006 from discontinued operations, offset by higher income from continuing operations in the first quarter of 2007 as previously described.

Effects of Inflation on Operations
We believe the direct effects of inflation on our operations have not been significant. However, if the increase in gasoline prices during 2006 and the first quarter of 2007 is sustained or prices increase further, we believe this could impact our residents’ decision as to where they live in relation to their place of employment and how much they will pay for housing. Accordingly, the direct effect of increased or increasing gasoline prices on our operations is unknown.
Liquidity and Capital Resources
Short-Term Liquidity
As of March 31, 2007, our short-term liquidity needs included normal operating requirements, ongoing capital improvements, monthly principal amortization of our debt, “bridge” funding needs for acquisitions in connection with Section 1031 exchanges (“Section 1031 Acquisitions”), voluntary repurchases of Units, certain mandatory distributions required to be made to our Class 1, Class 2 and Class 3 Unit holders and Series B Preferred Unit holders and the redemption of Put Class 1 Units by June 30, 2007. See “Put Rights” and “Plan to Fund Redemptions” below. We expect to meet these requirements through net cash provided by operations and available cash. However, if needed for Unit repurchases, capital improvements or other funding needs for Section 1031 Acquisitions, we may increase our debt by drawing on our line of credit, refinancing certain mortgage obligations or through mortgage borrowing on our debt-free properties. Under the terms of our Class 1 Certificate of Designations, we have the option, but not the obligation to pay for Put Class 1 Units prior to June 30, 2007. We do not expect that rent increases upon tenant turnover and lease expirations, subject to market and general economic conditions, will have a significant impact on our short-term liquidity.
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

	Put Class 1
Quarter Ended	Units Redeemed	Net Cash
December 31, 2005(1)	247,466	$680,000	(2)
March 31, 2006	—	—
June 30, 2006	—	—
September 30, 2006	35,004	94,000	(3)
December 31, 2006	48,809	132,000	(4)
March 31, 2007	—	—

Total	331,279	$906,000

(1)	Also includes the last three days of September 2005.

(2)	Net cash amount represents gross redemptions of $688,000 less $8,000 of distributions on the redeemed Units from July 2005 through November 2005.

(3)	Net cash amount represents gross redemptions of $98,000 less $4,000 of distributions on the redeemed Units from July 2005 through June 2006.

(4)	Net cash amount represents gross redemptions of $136,000 less $4,000 of distributions on the redeemed Units from July 2005 through June 2006.
As of March 31, 2007, we have 9,533,020 Put Class 1 Units remaining to be redeemed by June 30, 2007. We are not required to make purchases on a pro-rata basis or pursuant to any other procedure. However, we will not purchase any Put Class 1 Units prior to June 30, 2007 unless we determine that we have the funds available and it is in our best interest to do so. There are no conditions to our obligation to pay for the Put Class 1 Units.
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
Plan to Fund Redemptions
We currently have sufficient cash to redeem the remaining 9,533,020 Put Class 1 Units as of March 31, 2007. In addition, we have $11,000,000 under our Line of Credit available for additional borrowings. See Note 3 to the Notes to Condensed Consolidated Financial Statements. Our cash was obtained primarily from the sales of properties in 2004 through 2006 and the proceeds of our Series B Preferred Unit offering. We believe it is too early to establish a redemption plan for Class 2 Units which may be put to us in 2010 for redemption by June 30, 2012. However, as of March 31, 2007, we had outstanding 18,159,892 Units that are either Class 2 Units or convertible into Class 2 Units.

Relationship between Distributions to Unit and Preferred Unit Holders and Funds from Operations and Available Cash
For the three months ended March 31, 2007 and the year ended December 31, 2006, we have been able to fund distributions to Members from Funds from Operations. When taking into account the principal payments we are required to make on our mortgage loans, we also had sufficient funds from operations to pay for both Member distributions and our required principal payments during each of those periods.
The chart set forth below shows the relationship between funds from operations, Member distributions and principal payments for the three months ended March 31, 2007 and the year ended December 31, 2006 (in thousands):

	Three Months Ended	Year Ended
	March 31,	December 31,
	2007	2006
Funds from Operations	$3,362	$11,794
Member distributions(1)	(1,220)	(4,891)

Subtotal	2,142	6,903
Principal payments	(704)	(2,560)

Total	$1,438	$4,343

(1)	For the three months ended March 31, 2007, excludes $191,000 of distributions paid to the holders of Put Class 1 Units which do not offset the aggregate exercise price. For the twelve months ended December 31, 2006, excludes $768,000 of distributions paid to the holders of Put Class 1 Units, $385,000 of which offset the aggregate exercise price and $383,000 which do not offset the aggregate exercise price.
Other
          Unrestricted Cash
At March 31, 2007, we had unrestricted cash totaling $32,870,000, compared to $32,563,000 at December 31, 2006. This $307,000 increase was attributable to net cash provided by operations of $3,340,000, net cash used by investing activities of $620,000 and net cash used in financing activities of $2,413,000.
          Restricted Cash
The terms of certain of our mortgages require impound accounts for the payment of insurance, property taxes, replacement reserves and lender holdbacks on proceeds from new mortgages for immediate repair improvements, as well as scheduled principal and interest payments on the debt. We classify these impound accounts as restricted cash on our balance sheet. At March 31, 2007, our restricted cash totaled $945,000 compared to $1,215,000 at December 31, 2006. The $270,000 decrease primarily related to a decrease of $452,000 in the property tax impound account, offset by an increase of $182,000 in the replacement reserve and other impound accounts.
          Net Cash from Operations
Net cash provided by operations during the three months ended March 31, 2007 was $3,340,000, which reflects net income of $198,000, loss on disposal of assets of $29,000, non-cash depreciation and amortization charges of $2,616,000, non-cash amortization of discount on mandatorily redeemable liability of $617,000 less the net effect of changes in operating assets and liabilities of $120,000, primarily from decreases in accounts payable and accrued expenses of $589,000 and decreases in prepaid expenses of $365,000 offset by an increase in accrued real estate taxes of $324,000, restricted cash of $270,000 and the net of other assets and liabilities of $240,000. For the same period last year, net cash provided by operations was $944,000, which reflects net income of $2,504,000 adjusted for the gain on sale of property of $3,894,000, loss on disposal of assets of $51,000, write off of deferred debt issuance costs of $27,000, non-cash depreciation and amortization charges of $2,528,000, non-cash amortization of discount on mandatorily redeemable liability of $577,000 and less the net effect of changes in operating assets and liabilities of $891,000, primarily from a decrease in accounts payable and accrued expenses of $1,329,000 offset by an increase in prepaid expenses of $493,000.
          Cash Flows From Investing Activities
Net cash used by investing activities was $620,000 for the three months ended March 31, 2007 consisting entirely of funds used for additions to real estate investments. For the same period last year, net cash provided by investing activities was $6,843,000 consisting of $7,127,000 from the disposal of assets and $108,000 of payments on notes receivable, offset by $392,000 used for additions to real estate investments.
          Cash Flows From Financing Activities
Net cash used in financing activities for the three months ended March 31, 2007 was $2,413,000. The uses of cash were repurchases of Class 1, Class 2 and Class 3 Units in the amount of $123,000, principal payments on mortgage notes of $704,000, distributions paid in advance of $175,000 and distributions to Unit and Preferred Unit holders, including the Class 1 Put Unit holders, in the amount of $1,411,000. For the same period last year, net cash used in financing activities was $4,990,000. The uses of cash were repurchases of Class 1, Class 2 and Class 3 Units in the amount of $57,000, principal payments on mortgage notes of $682,000, payoff of mortgage loans of $2,776,000, deferred financing costs of $15,000, distributions paid in advance of $42,000 and distributions to Unit and Preferred Unit holders, including Class 1 Put Unit holders, in the amount of $1,418,000.
          Long-Term Debt
Our long-term debt consists of 41 real estate mortgages totaling $215,606,000 as of March 31, 2007. One mortgage is secured by three properties and 40 mortgages are secured individually by one of 39 properties with one property having a second mortgage. This debt generally requires monthly payments of principal and interest. As of March 31, 2007, the weighted average interest rate on our real estate mortgages was 5.96% compared to 6.10% at the same time last year. This decrease was primarily due to the payoff of mortgages on properties sold in 2005 and 2006 which had higher fixed interest rates and the reduction of the interest rate on the apartment property acquired in September 2005, partially offset by the increase in the weighted average interest rate on mortgages with variable rates.
          Line of Credit
We maintain a line of credit in the amount of $11,000,000. The interest rate on borrowings on our line of credit is the highest of 5% or the “Prime Rate”. A $6,000,000 portion of the line of credit matures on July 1, 2007 with the remaining $5,000,000 expiring November 1, 2007. The Company expects to extend or restructure these lines prior to expiration. We did not use the line of credit during the three months ended March 31, 2007. See Note 3 to the Condensed Consolidated Financial Statements for additional information.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our primary market risk exposure results from changes in interest rates on our debt obligations. We are vulnerable to increases in the interest rates on our variable rate mortgage notes and line of credit. Of our $215,606,000 of mortgage debt at March 31, 2007, $61,814,000, or 28.7% have variable interest rates or will become variable during the term of the mortgage note. We are also vulnerable to significant increases in interest rates to the extent that we refinance our mortgage notes or incur additional debt in the future. We may need to incur additional debt to help finance the redemption of the Class 2 Units that we are required to redeem by June 30, 2012. On an ongoing basis, we actively monitor and manage interest costs on our variable rate debt through refinancing of certain of our mortgage loans with variable interest rates and converting them to favorable fixed interest rates or more favorable variable interest rates. We have also managed our interest costs by using forward rate lock agreements to secure fixed interest rates on permanent financing for acquisitions.

The following table presents information about our debt obligations at March 31, 2007. The table presents scheduled principal payments and related weighted average interest rates by expected maturity dates. The weighted average interest rates shown for 2007 are calculated as of March 31, 2007.

		Debt Obligations
(Dollar Amounts in Thousands)	2007	2008	2009	2010	2011	Thereafter
Mortgage loans with fixed rates maturing through July 2016 (1)	$2,086	$2,245	$22,717	$11,267	$32,857	$82,618
Weighted average interest rate	6.16%	(1)	(1)	(1)	(1)	(1)
Mortgage loans with fixed rates that become variable between August 2007 and January 2010 maturing through 2033 (2)	$757	$797	$840	$885	$932	$52,207
Weighted average interest rate	5.33%	(2)	(2)	(2)	(2)	(2)
Mortgage loans with variable rates maturing through 2020 (3)	$164	$176	$188	$202	$216	$4,452
Weighted average interest rate	6.87%	(3)	(3)	(3)	(3)	(3)

(1)	Twenty-eight loans with rates ranging from 5.21% to 7.13% with the earliest loan maturing March 2009.

(2)	Eleven loans with initial fixed rates ranging from 4.60% to 5.63% as of March 31, 2007.

(3)	Two loans with rates ranging from 6.86% to 6.88% as of March 31, 2007.
Item 4. Controls and Procedures
Under the supervision and with the participation of Gayle M. Ing, the Company’s Chief Executive Officer and Douglas Toovey, the Company’s Chief Financial Officer, management carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, the Chief Executive and Chief Financial Officer have concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective.
There has been no change in the Company’s internal control over financial reporting during the period covered by this report that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
ISSUER PURCHASES OF SECURITIES

				Approximate Dollar
			Total Number of Units	Value that May Yet
			Purchased as Part of	Be Purchased Under
	Total Number of	Average Price	Publicly Announced	The Plan or
Period	Units Purchased(1)	Paid per Unit	Plans or Programs	Programs(1)
January 1 - 31, 2007	Class 1 — None	$—	—
	Class 2 — None	$—	—
	Class 3 — 6,000	$1.85	6,000	$45,739,154

February 1 - 28, 2007	Class 1 — 17,863	$1.85	17,863
	Class 2 — None	$—	—
	Class 3 — None	$—	—	$45,739,154

March 1 - 31, 2007	Class 1 — None	$—	—
	Class 2 — None	$—	—
	Class 3 — 42,840	$1.86	42,840	$45,739,154

Total First Quarter	Class 1 — 17,863	$1.85	17,863
	Class 2 — None	$—	—
	Class 3 — 48,840	$1.86	48,840

(1)	In addition to the Units that may be repurchased as described below, the Company is obligated to redeem Class 1 and Class 2 Units that are put to the Company in accordance with the put rights of the Class 1 and Class 2 Units, respectively. See the Company’s Revised Description of Securities, filed as Exhibit 99.1 to our Form 8-K filed with the Securities and Exchange Commission on February 10, 2006. The Company is obligated to redeem the 9,864,299 Put Class 1 Units by June 30, 2007, of which 9,533,020 remain subject to redemption. See Note 5 of our Notes to Condensed Consolidated Financial Statements in Part I, Item 1. The full amount of the Company’s obligations for the 9,864,299 Put Class 1 Units was $27,422,751 (9,864,299 x $2.78 exercise price). The amount set forth in this column reflects the sum of (i) the $20,000,000 amount available for voluntary unit repurchases described below plus (ii) (a) the $27,422,751 amount required to redeem Put Class 1 Units, as adjusted for distribution offsets minus (b) any Put Class 1 Units redeemed by the Company. In addition, upon a change of control of the Company, as defined in the Series B Certificate of Designations, the Company is obligated to repurchase the Series B Preferred Units. See the Company’s Revised Description of Securities.

In March 2004, the Board of Managers authorized the repurchase of up to $20,000,000 of Units in any given month, superseding the previous authorization set in December 2001. The authorization will remain in effect until modified or terminated by the Board of Managers. The Company, through its wholly-owned subsidiary, may repurchase its Units from Members, when opportunities exist to buy at prices which are consistent with the Company’s unit repurchase guidelines. See our Form 10-K for the year ending December 31, 2006, Part I — Item 1. “Business—Voluntary Unit and Preferred Unit Repurchases” for additional information.

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

JCM Partners, LLC

Date: May 15, 2007	By:	/s/ GAYLE M. ING

Gayle M. Ing
President and Chief Executive Officer

	By:	/s/ DOUGLAS TOOVEY

Douglas Toovey
Chief Financial Officer

EXHIBIT INDEX

Designation	Description
Exhibit 31.1	Rule 13a-14(a) Certification of the Chief Executive Officer

Exhibit 31.2	Rule 13a-14(a) Certification of the Chief Financial Officer

Exhibit 32.1	Section 1350 Certification of the Chief Executive Officer

Exhibit 32.2	Section 1350 Certification of the Chief Financial Officer