Form 10-K/A
period 2006-12-31
JCM PARTNERS LLC
filed 2007-05-30
CIK 1139163

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
(Amendment No. 1)
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___ to ___
Commission file number 000-32653
JCM Partners, LLC
(Exact Name of Registrant as Specified in Its Charter)

Delaware	94-3364323
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

2151 Salvio Street, Suite 325
Concord, CA	94520
(Address of Principal Executive Offices)	(Zip Code)
(925) 676-1966
(Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Units (Consisting of Class 1, Class 2 and Class 3 Units)
(Title of Class)
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
As of March 31, 2007, the registrant had the following Units (consisting of Class 1, Class 2 and Class 3 Units) outstanding of which the following number of Units were owned by a wholly-owned subsidiary of the Company:

	Owned by	Owned by	Total
Class of Unit	Members	Subsidiary	Outstanding
Class 1(1)	12,801,130	6,260,409	19,061,539
Class 2	14,891,782	7,245,051	22,136,833
Class 3	32,655,539	15,966,961	48,622,500

Total	60,348,451	29,472,421	89,820,872

(1)	Includes 9,533,020 Class 1 Units subject to redemption by June 30, 2007. See in the Company’s Form 10-K for the year ended December 31, 2006 Part I — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Put Rights.
Documents Incorporated by Reference:
Not applicable.

EXPLANTORY NOTE
JCM Partners, LLC is filing this Amendment No.1 on Form 10-K/A to its Form 10-K for the year ended December 31, 2006 to revise the cover page and certain information in Items 1A (“Risk Factors”) and 5 (“Market for Registrant’s Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities”) to clarify that we treat our Class 1, Class 2 and Class 3 Units as one class of securities for purposes of registration under Section 12(g) of the Securities Exchange Act of 1934. This Form 10-K/A does not otherwise amend the Form 10-K.

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

PART I
Item 1. Business
Background
JCM Partners, LLC, a Delaware limited liability company (“JCM Partners”, “JCM” or the “Company”), was organized on May 15, 2000. We are the reorganized entity which emerged from the bankruptcy proceedings in the United States Bankruptcy Court for the Eastern District of California entitled In re IRM Corporation, et al. (the “IRM entities”). Additional background information about the bankruptcy proceedings from which we emerged is set forth later in this Item 1 – Business, under “The IRM Bankruptcy Proceedings.”
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
          In addition, certain expenditures associated with real estate equity investments (principally mortgage payments, real estate taxes, and maintenance costs) are not necessarily decreased by events adversely affecting our income from the properties. Thus, the cost of operating and holding the properties, or certain of them, may exceed the properties’ resale value and income producing ability, and we therefore may have to borrow funds in order to protect our investment or be required to dispose of the properties, or certain of them, at a loss. Our ability to meet our debt and other obligations, and thereafter to make distributions to our members in accordance with our Operating Agreement and Certificates of Designations, will depend on these and other factors. We are also subject to the rights of our Class 1 and Class 2 Unit holders to require us to redeem their Units in 2007 and 2012, respectively. See Part I – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Put Rights.
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
We have focused our activities on those related to the ownership, development, acquisition, renovation, management, marketing and strategic disposition of multifamily apartment communities and commercial properties in California. We currently intend to continue this focus, but our Board of Managers could, without member approval, decide to engage in other activities. Beginning in August 2004, we also began disposing of selected properties to raise funds to purchase Class 1 Units from our members in 2007. As of December 31, 2006, we had $32,563,000 in cash to meet our redemption obligations to our Class 1 Unit holders and for working capital purposes. We have invested that cash in “AAA” rated commercial paper with maturities of 60 days or less and money market instruments.
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
Purchases of Put Class 1 Units
In July 2005, our Board of Managers adopted the following guidelines for the purchase of Put Class 1 Units, which we are required to purchase by June 30, 2007:
•	No Put Class 1 Units shall be purchased until June 1, 2007, unless the Company has determined that (the “Management Determination”):
o	The Company has funds available to pay for Put Class 1 Units; and

o	Purchasing Put Class 1 Units is in the best interest of the Company.
•	After the Management Determination has been made, Put Class 1 Units shall be purchased by the Company according to the following priorities:
o	In the case of hardship;

o	To holders of the fewest Put Class 1 Units.
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
Series B Preferred Units — (“Senior Securities”)
Our Series B Preferred Units are senior in priority to our Class 1, 2 and 3 Units upon our liquidation or if we are involved in a change of control (as defined in the Certificate of Designations of the Series B Preferred Units (the “Series B COD”)). See Sections 6.1.3 and 6.1.4 of our Description of Securities (as revised February 10, 2006) (the “Revised Description of Securities”) for further information. Our Class 1, 2 and 3 Units are senior in priority to our Series B Preferred Units with respect to the payment of mandatory monthly distributions. See Sections 6.1.1 of our Revised Description of Securities for further information. We issued the Series B Preferred Units to accredited investors in connection with our need to raise capital to finance the Class 1 Unit Put Right. Holders of Class 1 Units who were accredited investors, were permitted to pay for Series B Preferred Units in whole, or in part, with Class 1 Units valued at the price at which the Company was willing to repurchase Class 1 Units as of the day of the applicable Series B Preferred Subscription Agreement.
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
Member’s Basis
Basic Concepts
The Company maintains a capital account for each member. This capital account is the beginning point in computing a member’s basis in the member’s JCM Units. A member’s adjusted basis in JCM is equal to the amount originally invested in IRM or JCM, plus the cumulative effect of all capital account adjustments reported annually to the investor by both IRM and JCM on Form K—1. More specifically, a member’s adjusted basis is the amount originally invested increased by:
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
There is no established trading market for our Units and Preferred Units and we do not expect one to develop. Currently, the opportunities for members to sell their Units and Preferred Units are limited to:
•	Sales under the terms of our repurchase program in effect;

•	Sales by members to other members or other persons in privately negotiated transactions;

•	Sales by members who exercised their Class 1 Put Rights;

•	Required redemptions under the terms of the Put Rights set forth in the Class 2 COD and the Series B COD;

•	Any third party tender offers that may be made to holders of our Units; and

•	The terms of any extraordinary transaction approved by our Board of Managers and members, as applicable.
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
The holders of our Class 1 and Class 2 Units have rights that allow them to require us to repurchase their Units at certain times pursuant to the terms thereof. The rights of the holders of Class 1 Units to exercise their Put Rights expired on September 28, 2005. The holders of Class 2 Units will have the option to exercise their Class 2 Put Rights in 2010. Holders of 9,864,299 Class 1 Units exercised their Class 1 Put Rights at a price of $2.78 per Class 1 Unit, for an aggregate amount of $27,422,751, which will be reduced by an amount equal to all distributions paid (on a per Class 1 Unit basis) to the holders of Put Class 1 Units from July 1, 2005 through June 30, 2006, or by $777,000. In December 2005, we redeemed 247,466 Put Class 1 Units for a net cash amount of $680,000, representing gross redemptions of $688,000 less $8,000 of distributions from July through November 2005. In 2006, we redeemed 83,813 Put Class 1 Units for a net cash amount of $226,000, representing gross redemptions of $234,000 less $7,000 of distributions from July 2005 through June 2006. The Company is obligated to purchase all of the Put Class 1 Units by June 30, 2007, and to redeem all Put Class 2 Units by June 30, 2012. We currently have cash in excess of the amount required to purchase the remaining Put Class 1 Units.
We believe that it is too early for us to evaluate our liquidity requirements related to the Class 2 redemptions. However, to the extent additional funding is not available, we may be required to liquidate some of our assets in order to fund the Class 2 redemptions.
We cannot be certain that our Class 1, 2 and 3 Units are the same class of securities pursuant to Section 12(g)(5) of the Exchange Act for purposes of registration under Section 12(g) of the Exchange Act.
Initially, we registered our Common Units under Section 12(g) of the Exchange Act. When our Common Units were reclassified into Class 1 Units, our Class 1 Units became the class of securities registered under the Exchange Act. We later issued Class 2 and Class 3 Units with some similar, but not identical, terms to the Class 1 Units. While we are treating our Class 1, Class 2 and Class 3 Units as the same class of securities for purposes of registration under the Exchange Act, there is little guidance as to what constitutes a separate class of securities for purposes of Section 12(g)(5) under the Exchange Act. As a result, there can be no assurance that the Class 1, Class 2 and Class 3 Units are in fact the same class of securities for purposes of registration under the Exchange Act.
If one or more of our Class 1, Class 2 and Class 3 Units were considered separate classes of securities under the Exchange Act, a tender offer for a class of our Units could exclude the holders of the other Classes of our Units without violating certain provisions of the Exchange Act. This could make it easier for a person to acquire a controlling interest in one or more of our Classes of Units. In addition, if one or more of our Class 1, Class 2 and Class 3 Units were considered a separate class of securities, which was (were) not registered under the Exchange Act, a tender offer could be made without compliance with certain provisions of the Exchange Act that apply only to tender offers for securities registered under Section 12 thereof, including the filing of certain information with the SEC and provisions requiring that holders who tender in such an offer be allowed to withdraw tendered securities while the offer remains open.
If any of our Classes of Units were considered a separate class from our other Classes of Units, it also would make it easier for us to engage in a “going private” transaction to deregister our Class(es) of Units that are registered and terminate our SEC reporting obligations under the Exchange Act.
Finally, if our Classes of Units were considered separate classes for purposes of Section 12(g)(5) of the Exchange Act, Forms 4 and 5 that our executive officers, members of our Board of Managers and more than 10% beneficial owners file to report transactions in our securities would not have to report such filers’ total holdings for each class of Units, but only for the Class(es) in which they are reporting a transaction.
If we deregister our Units under the Exchange Act, it could reduce the amount of information about us that is publicly available.
We may be eligible to terminate the registration of our Units under the Exchange Act if we have fewer than 300 holders of record of our Units (or, if we reclassify our Units into separate classes under the Exchange Act, if we have fewer than 300 holders of record of each separate Class of Units) as determined under the Exchange Act.
If we deregistered our Units and were not required to register any of our other equity securities under the Exchange Act, we would no longer be required to file information with the SEC or provide certain information to our members under the Exchange Act, and many provisions of the Exchange Act would become inapplicable to us. Therefore, deregistration could substantially reduce the information we would be required to furnish to our members. However, under Section 17453 of the California Beverly-Killea Limited Liability Company Act, if California residents represent 25% or more of the voting interests of our members, those members will be entitled to the information and inspection rights in Section 17106 of such Act, which includes the right to receive an annual report containing a balance sheet and income statement and changes in financial position for the last fiscal year. In addition, our members have the information rights provided for in the Delaware Limited Liability Company Act (see, e.g., Section 18-305) and in the Company’s Bylaws (see, e.g., Section 3.13).
On March 21, 2007, at its regular Board meeting, our Board of Managers approved submitting to our members proposed amendments to the Certificates of Designations of our Class 1, Class 2 and Class 3 Units

that would reclassify our Units to ensure that they are separate classes under the Exchange Act in order to enable us to deregister our Units under the Exchange Act. We anticipate that this proposed reclassification transaction will be submitted to a vote of our members in the fourth quarter of 2007 at a special meeting of our members after we have filed a definitive proxy statement and other “going private” documents with the SEC, provided the proxy statement to our members and provided legal notice of the meeting. Additional information regarding the proposed reclassification and going private transaction is set forth in our Current Report on Form 8-K (March 21, 2007 event date), that we filed with the SEC on March 27, 2007.
If we deregister our Units, we currently intend to provide all of our members with audited annual financial statements, along with other information we deem appropriate and consistent with applicable laws. This may be more or less information than is currently required.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities
Market Information
There is no public trading market for any of our Classes of Units or series of Preferred Units and there can be no assurance that a market will ever develop for any of our Classes of Units or series of Preferred Units.
Holders
We consider our Classes of Units to be a single class of Units under Section 12(g)(5) of the Exchange Act. As of March 31, 2007, the approximate holders of record of our Units, by Class, and Preferred Units were as follows:

Class 1	191
Class 2	206
Class 3	299
Series B Preferred	26
As set forth in Part I-Item 1A-Risk Factors, on March 21, 2007 our Board of Managers approved submitting a reclassification transaction to our members in order to enable us to deregister our Units under the Exchange Act. Accordingly, if this transaction is approved by our members, we intend to file a Form 15 with the SEC when we have less than 300 holders of each class of Units (as determined under Section 12(g)(5) of the Exchange Act). We anticipate that this would occur during the first quarter of 2008.

Purchases of Equity Securities
The table below summarizes our repurchases of equity securities during the fourth quarter of 2006.
ISSUER PURCHASES OF EQUITY SECURITIES

				Approximate Dollar
			Total Number of Units	Value that May Yet
		Average	Purchased as Part of	Be Purchased Under
	Total Number of Units	Price Paid	Publicly Announced	the Plan or
Period	Purchased (1)	per Unit (2)	Plans or Programs	Programs (3)
October 1-31, 2006	Class 1 - 13,105	$1.83	13,105	$45,870,938
	Class 2 - None	$—	—
	Class 3 - 20,000	$1.83	20,000

November 1-30, 2006	Class 1 - None	$—	—	$45,870,938
	Class 2 - None	$—	—
	Class 3 - 16,380	$1.83	16,380

December 1-31, 2006	Class 1 - 50,775	$2.67	50,775	$45,739,154
	Class 2 - 20,967	$1.84	20,967
	Class 3 - None	$—	—

Total Fourth Quarter	Class 1 - 63,880	$2.50	63,880
	Class 2 - 20,967	$1.84	20,967
	Class 3 - 36,380	$1.83	36,380

(1)	Includes a total for this quarter of 48,809 Put Class 1 Units that were redeemed by the Company.

(2)	The average price paid during the quarter for repurchases of Class 1, 2 and 3 Units, excluding any redeemed Put Class 1 Units was $1.83, $1.84 and $1.83 per Unit, respectively. The average price paid during the quarter for redeemed Put Class 1 Units was $2.70, which gives effect to an offset for distributions paid from July 1, 2005 through June 30, 2006 to the holders of Class 1 Units.

(3)	In addition to the Units that may be repurchased as described below, the Company is obligated to redeem Class 1 and Class 2 Units that are put to the Company in accordance with the put rights of the Class 1 and Class 2 Units, respectively. See the Company’s Revised Description of Securities, filed as Exhibit 99.1 to our Form 8-K filed with the Securities and Exchange Commission on February 10, 2006. The Company is obligated to redeem the 9,864,299 Put Class 1 Units by June 30, 2007, of which 9,533,020 remain outstanding. See Note 9 of our Notes to Consolidated Financial Statements in Item 8 and Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Put Rights in Item 7. The full amount of the Company’s obligations for the 9,864,299 Put Class 1 Units was $27,422,751 (9,864,299 x $2.78 exercise price). The amount set forth in this column reflects the sum of (i) the $20,000,000 amount available for voluntary unit repurchases described below plus (ii) (a) the $27,422,751 amount required to redeem Put Class 1 Units, as adjusted for distribution offsets minus (b) any Put Class 1 Units redeemed by the Company. In addition, upon a change of control of the Company, as defined in the Series B COD, the Company is obligated to repurchase the Series B Preferred Units. See the Company’s Revised Description of Securities.

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

PART IV
Item 15. Exhibits, Consolidated Financial Statements and Schedules

Exhibit
No.	Description
31.1	— Rule 13-14(a) Certification of the Chief Executive Officer

31.2	— Rule 13-14(a) Certification of the Chief Financial Officer

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 30, 2007.

JCM PARTNERS, LLC,
A Delaware limited liability company

By:	/s/ Gayle M. Ing

Gayle M. Ing, President and
Chief Executive Officer
Date: May 30, 2007

INDEX TO EXHIBITS

Exhibit
No.	Description
31.1	— Rule 13-14(a) Certification of the Chief Executive Officer

31.2	— Rule 13-14(a) Certification of the Chief Financial Officer