Form 10-Q
period 2007-06-30
JCM PARTNERS LLC
filed 2007-08-14
CIK 1139163

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Large accelerated filer ☐       Accelerated filer ☐      Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑      No ☐
As of August 14, 2007, the registrant had the following Units (consisting of Class 1, Class 2 and Class 3 Units) outstanding including Units owned by a wholly-owned subsidiary of the Company:

Class of Unit	Owned by Members	Owned by Subsidiary	Total Outstanding
Class 1	3,022,675	1,869,405	4,892,080
Class 2	14,637,696	8,914,976	23,552,672
Class 3	32,696,284	19,166,256	51,862,540

Total	50,356,655	29,950,637	80,307,292

JCM PARTNERS, LLC
FORM 10-Q
For the Quarterly Period Ended June 30, 2007

Certain information included in this Quarterly Report contains or may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are typically identified by words or phrases such as “believe”, “expect”, “intend”, and variations of such words and similar expressions, or future or conditional verbs such as “will”, “would”, “should”, “could”, “might”, or similar expressions. Forward-looking statements, including those relating to our business strategy, capital expenditures, refinancing activities, occupancy levels and rental rates, demand for housing and office space, financial performance, and liquidity and capital resources are subject to risks and uncertainties. Actual results or outcomes may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors. Those risks and factors include unanticipated adverse business developments affecting us or our properties, adverse changes in the real estate markets, increases in interest rates, increased competition, changes in general and local economies, and federal, state and local governmental regulations that affect us, as well as the risks discussed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006. Forward-looking statements speak only as of the date they are made and we assume no duty to update them.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
JCM PARTNERS, LLC
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollar amounts in thousands, except per unit data)

	June 30,	December 31,
	2007	2006
ASSETS

Real estate investments, net	$247,431	$245,889
Real estate investments held for sale, net	6,396	—
Cash and cash equivalents	2,552	32,563
Restricted cash	1,611	1,215
Rents receivable	80	117
Prepaid expenses	414	738
Deferred costs, net	1,592	1,774
Other assets	421	618

Total assets	$260,497	$282,914

LIABILITIES, REDEEMABLE UNITS AND MEMBERS’ EQUITY

LIABILITIES:
Mortgages payable	$211,544	$216,309
Mortgages payable on real estate investments held for sale	3,326	—
Borrowings under secured line of credit	7,500	—
Tenants’ security deposits	2,981	2,990
Accounts payable and accrued expenses	2,426	2,648
Accrued interest	1,067	1,096
Accrued real estate taxes	12	—
Unearned rental revenue	238	233
Mandatorily redeemable liability (See Note 6)	—	24,977

Total liabilities	229,094	248,253

REDEEMABLE UNITS (See Note 6):
Convertible Class 1 Units, $1 par value — 3,101,959 and 3,292,525 outstanding at June 30, 2007 and December 31, 2006, respectively	—	197
Redeemable Class 2 Units, $1 par value — 14,946,794 and 14,885,230 outstanding at June 30, 2007 and December 31, 2006, respectively	2,958	3,614

Total redeemable units	2,958	3,811

MEMBERS’ EQUITY (See Note 7):
Non-redeemable Class 3 Units, $1 par value — 32,600,947 and 32,704,379 outstanding at June 30, 2007 and December 31, 2006, respectively	6,228	7,809
Preferred Units 7,192,000 Series B Preferred Units outstanding at June 30, 2007 and December 31, 2006	6,470	6,775
Distributions paid in advance (See Note 8)	(109)	—
Retained earnings	15,856	16,266

Total members’ equity	28,445	30,850

Total liabilities, redeemable units and members’ equity	$260,497	$282,914

See Accompanying Notes to Condensed Consolidated Financial Statements.

JCM PARTNERS, LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Dollar amounts in thousands, except per unit data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
REVENUES:
Rental	$12,540	$12,183	$25,380	$24,049
Interest	367	416	868	751

Total revenues	12,907	12,599	26,248	24,800

OPERATING EXPENSES:
Interest expense	3,195	3,301	6,357	6,461
Operating and maintenance	3,797	3,684	7,210	7,317
Depreciation and amortization	2,556	2,473	5,101	4,927
General and administrative	1,147	934	2,324	2,082
Real estate taxes and insurance	1,212	1,186	2,421	2,391
Utilities	1,081	1,044	2,167	2,097
Amortization of discount on mandatorily redeemable liability	463	577	1,080	1,154

Total operating expenses	13,451	13,199	26,660	26,429

Loss before discontinued operations	(544)	(600)	(412)	(1,629)

Discontinued operations:
Gain on sale	—	—	—	3,894
Discontinued operations, net	72	109	137	(251)

Income from discontinued operations	72	109	137	3,643

Net Income (loss)	(472)	(491)	(275)	2,014

Distributions paid to preferred unit holders	(153)	(153)	(306)	(306)

Net Income (loss) Applicable to Class 1, 2 and 3 Units	$(625)	$(644)	$(581)	$1,708

Income (loss) per outstanding Class 1, 2 and 3 Units:
From continuing operations — Class 1	$(.01)	$(.01)	$(.01)	$(.03)
From discontinued operations — Class 1.00		.00	.00	$.06

Basic and diluted — Class 1 Units	$(.01)	$(.01)	$(.01)	.03

From continuing operations — Class 2	$(.01)	$(.01)	$(.01)	$(.03)
From discontinued operations — Class 2.00		.00	.00	.06

Basic and diluted — Class 2 Units	$(.01)	$(.01)	$(.01)	$.03

From continuing operations — Class 3	$(.01)	$(.01)	$(.01)	$(.03)
From discontinued operations — Class 3.00		.00	.00	.06

Basic and diluted — Class 3 Units	$(.01)	$(.01)	$(.01)	$.03

WEIGHTED AVERAGE CLASS 1, 2 AND 3 UNITS OUTSTANDING:
Basic and diluted — Class 1	3,177	3,843	3,227	3,905
Basic and diluted — Class 2	14,931	14,507	14,911	14,565
Basic and diluted — Class 3	32,620	32,682	32,652	32,614

Income (loss) per outstanding Preferred Units:
From continuing operations	$(.01)	$(.01)	$(.01)	$(.03)
From discontinued operations	.00	.00	.00	.06

Basic and diluted — Preferred Units	$(.01)	$(.01)	$(.01)	$.03

WEIGHTED AVERAGE PREFERRED UNITS OUTSTANDING
Basic and diluted	7,192	7,192	7,192	7,192

See Accompanying Notes to Condensed Consolidated Financial Statements.

JCM PARTNERS, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollar amounts in thousands)

	Six Months Ended
	June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(275)	$2,014
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on sale of property	—	(3,894)
Loss on disposal of assets	77	107
Depreciation and amortization	5,243	5,057
Amortization of discount on mandatorily redeemable liability	1,080	1,154
Write off of deferred debt issuance costs	—	28
Issuance of Long Term Incentive Awards	36	—
Effect of changes in:
Restricted cash	(396)	119
Rents receivable	37	67
Prepaid expenses	324	347
Deferred costs	9	(23)
Other assets	177	247
Tenants’ security deposits	(9)	98
Accounts payable, accrued expenses and accrued interest	(252)	(1,518)
Unearned rental revenue	5	65
Accrued real estate taxes	12	(19)

Net cash provided by operating activities	6,068	3,849

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to real estate investments	(13,064)	(9,414)
Proceeds from disposal of assets	—	7,127
Payments received on notes receivable	—	3,515

Net cash provided by (used in) investing activities	(13,064)	1,228

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of Class 1, Class 2 and Class 3 Units	(473)	(259)
Redemption of Class 1 Put Units	(25,739)	—
Payments on mortgages payable	(1,438)	(1,302)
Payoff of mortgage loans	—	(2,776)
Line of Credit:
Advances	7,500	—
Deferred financing costs	—	(62)
Proceeds from refinance of mortgages payable	—	3,250
New mortgages on acquired properties	—	4,200
Member distributions to Class 1, 2 and 3 and Series B Preferred Unit holders	(2,438)	(2,452)
Member distributions to Class 1 Put Units (which offset the Aggregate Exercise Price)	—	(384)
Member distributions to Class 1 Put Units (which do not offset the Aggregate Exercise Price)	(318)	—
Distributions paid in advance	(109)	(28)

Net cash provided by (used in) financing activities	(23,015)	187

Net increase (decrease) in cash	(30,011)	5,264
Cash and cash equivalents, beginning of period	32,563	28,426

Cash and cash equivalents, end of period	$2,552	$33,690

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$6,496	$6,573

Distributions applied to mandatorily redeemable liability	—	$384

See Accompanying Notes to Condensed Consolidated Financial Statements.

JCM PARTNERS, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
1. BASIS OF PRESENTATION
JCM Partners, LLC and its subsidiaries (the “Company”) own, operate and manage apartment complexes, commercial income properties and a parcel of vacant land held for development, all of which are located in Northern California.
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
2. REAL ESTATE INVESTMENTS
On June 21, 2007, the Company acquired a parcel of land of approximately 46 acres, zoned for commercial use, located in Fairfield, California for $11,640,000. This acquisition is part of an intended Section 1031 (of the Internal Revenue Code of 1986, as amended) reverse exchange transaction.
3. DISCONTINUED OPERATIONS
For properties accounted for under Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the operating results for properties sold during the period or designated as held for sale at the end of the period are required to be classified as discontinued operations. The property-specific components of net earnings that are classified as discontinued operations include all property-related revenues and operating expenses, depreciation expense, property specific interest expense to the extent there is secured debt on the property and net gain or loss on disposal.
The following is a breakdown of the results of discontinued operations for the three and six months ended June 30, 2006 and June 30, 2007 which includes four properties held for sale in 2006 and two properties held for sale as of June 30, 2007:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(Amounts in thousands)
Rental revenues	$378	$600	$742	$1,297
Interest and other	0	6	0	7
Interest expense	(55)	(86)	(110)	(202)
Operating and maintenance	(117)	(230)	(228)	(564)
Depreciation and amortization	(71)	(73)	(141)	(146)
Real estate taxes and insurance	(31)	(56)	(63)	(124)
Utilities	(32)	(52)	(63)	(124)
Prepayment penalty	—	—	—	(364)
Write off of deferred debt issuance costs	—	—	—	(29)
Gain on sale of property	—	—	—	3,894

Total discontinued operations	$72	$109	$137	$3,643

4. SECURED LINE OF CREDIT
The Company has a revolving line of credit with a general borrowing capacity of $11,000,000, secured by two properties. The annual interest rate is the “Prime Rate” index, with a minimum rate of 5.0% on the amount borrowed. A $6,000,000 portion of the line of credit scheduled to expire on July 1, 2007 was extended to November 1, 2007. The remaining $5,000,000 portion of the line also expires on November 1, 2007. The Company is actively negotiating to renew both portions of the line of credit.
On June 19, 2007 the Company borrowed $7,500,000 against its line of credit to finance the acquisition of the 46 acre parcel of land in Fairfield, California. The full amount of the $5,000,000 portion of the line was borrowed and the remaining $2,500,000 was borrowed from the $6,000,000 portion of the line. At June 30, 2007, the interest rate on the borrowed $7,500,000 was 8.25%. The line of credit contains a financial covenant as to debt service coverage ratio with which the Company was in compliance.
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
On September 28, 2005, the rights of the holders of Class 1 Units to exercise their Class 1 Put Rights expired. The holders of Class 2 Units will have the option to exercise their Class 2 Put Rights in 2010. The Company is required to redeem all Put Class 2 Units by June 30, 2012. Holders of Class 1 Units who did not exercise their Class 1 Put Rights may convert their Class 1 Units into Class 2 or Class 3 Units; accordingly, unexercised Class 1 Units remain classified as redeemable units on the Condensed Consolidated Balance Sheet. Holders of 9,864,299 Class 1 Units exercised their Class 1 Put Rights at a price of $2.78 per Class 1 Unit, for an aggregate amount of $27,422,751 (the “Aggregate Exercise Price”). The Aggregate Exercise Price was reduced by an amount equal to all distributions paid (on a per Class 1 Unit basis) to the holders of Put Class 1 Units from July 1, 2005 through June 30, 2006, which was $776,000. The Company was obligated to purchase all of the Put Class 1 Units by June 30, 2007. On June 1, 2007 the Company purchased all outstanding Put Class 1 Units.
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
In June 2007, the Company redeemed the remaining 9,533,020 Put Class 1 Units for a net cash amount of $25,739,000, representing gross redemptions of $26,502,000 less $763,000 of distributions from July 2005 through June 2006.
All of these redeemed units were included in the mandatorily redeemable liability and the net amount paid for these units reduced the balance of the liability. Class 1 Units redeemed by the Company have been cancelled and returned to the status of authorized but unissued Units.
The following is a reconciliation of the Mandatorily Redeemable Liability balance (in thousands):

Aggregate Exercise Price	$27,422
Member distributions from July to September 2005	(197)

Adjusted Aggregate Exercise Price	27,225
Distributions July 2006 to May 2007 (1)	724
Initial discount	(4,147)

Initial liability	23,802
Member distributions for fourth quarter 2005	(196)
Amortization of discount for fourth quarter 2005	695
Redemption of 247,466 Put Class 1 Units in December 2005	(680)

Balance at December 31, 2005	23,621
Member distributions for the twelve months ended December 31, 2006(2)	(768)
Redemption of 83,813 Put Class 1 Units in 2006(3)	(226)
Amortization of discount for the twelve months ended December 31, 2006	2,350

Balance at December 31, 2006	24,977
Member distributions for the six months ended June 30, 2007(2)	(318)
Redemption of 9,533,020 Put Class 1 Units in June 2007	(25,739)
Amortization of discount for the six months ended June 30, 2007	1,080

Balance at June 30, 2007	$0

(1)	Projected member distributions for this period (these do not offset the Aggregate Exercise Price).

(2)	Member distributions that offset the Aggregate Exercise Price ceased as of June 30, 2006 as required by Section 5.5.1 of the Certificate of Designations for the Class 1 Units. Includes $383,000 for the period July 1 through December 31, 2006 and $318,000 for the six months ended June 30, 2007 that have reduced the amount previously recorded in footnote (1) above. These amounts have been accounted for as interest expense.

(3)	Consisting of 35,004 Put Class 1 Units and 48,809 Put Class 1 Units redeemed in July and December, 2006, respectively.
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
8. DISTRIBUTIONS TO MEMBERS
During the six months ended June 30, 2007, the Company made distributions to holders of Units and Preferred Units required by the Certificates of Designations of the Class 1, Class 2, Class 3 and Series B Preferred Units, respectively, plus voluntary distributions, as follows (dollar amounts in thousands):

Class of Unit/Series of Preferred Units	Amount
Class 1 (1)(4)	$129
Class 2 (2)(4)	615
Class 3 (3)(4)	1,388
Series B Preferred (3)(4)	306

Total Distributions(4)	$2,438

(1)	The Class 1 mandatory monthly distribution is equal to 1/12 of $0.0775 per Class 1 Unit, or a total of $0.0775 per Class 1 Unit each year. Excludes member distributions on Put Class 1 Units of $318,000 for the six months ending June 30, 2007 which are accounted for as interest expense (see Note 6).

(2)	The Class 2 mandatory monthly distribution is equal to 1/12 of $0.0800 per Class 2 Unit, or a total of $0.0800 per Class 2 Unit each year.

(3)	The Class 3 and Series B Preferred mandatory monthly distribution is equal to 1/12 of $0.0825 per Class 3 and Series B Preferred Unit, or a total of $0.0825 per Class 3 and Series B Preferred Unit each year.

(4)	Includes voluntary monthly distributions to holders of Class 1, Class 2, Class 3 and Series B Preferred Units, equal to 1/12 of $0.0025 per Unit or a total of $0.0025 per Class 1, Class 2 and Class 3 Unit and Series B Preferred Unit each year. Excludes distributions for Units held by the Company’s wholly owned subsidiary.
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
In March 2007, the Company accrued or paid $175,000 to the California Franchise Tax Board on behalf of the Company’s non-California Unit holders who had been allocated income deemed taxable by the State of California. Affected Managers of the Company, who are non-resident Members, paid their respective portion simultaneously with the Company’s payment of these amounts to the California Franchise Tax Board. The Company did not pay these amounts as “advanced distributions” on their behalf due to the limitations created by the Sarbanes-Oxley Act of 2002, should these amounts be treated as “loans” to the Company’s Managers.
For the remaining affected non-resident Members, the Company began withholding one-ninth of the total withholding amount paid on each Members’ behalf, starting with the April 2007 monthly distribution, so that each Member will have repaid the Company by the end of the year. Accordingly, as of June 30, 2007, the Company had advanced $109,000 to the California Franchise Tax Board on behalf of its Members. If the Company repurchases or redeems Units from one of these Members prior to the end of the year, the amount paid to that Member will be reduced by any remaining amount advanced by the Company. If such a Member sells, transfers or gifts any Units to another investor, the Company will require payment of the remaining withholding amount advanced by the Company as part of the transfer.

9. REPURCHASE AND CONVERSION OF UNITS
During the six months ended June 30, 2007, the Company voluntarily repurchased the following Units through a wholly-owned subsidiary:

Class of Unit	# of Units	Amount
Class 1	83,532	$157,474
Class 2	45,470	86,115
Class 3	122,872	229,336

Total	251,874	$472,925

All Units owned by the subsidiary are considered outstanding under the Company’s Operating Agreement for all purposes, except as noted below, including voting and participation in mandatory and other distributions paid by the Company. However, for financial reporting purposes, these Units are not considered outstanding and any distributions paid to the subsidiary are eliminated in consolidation. Accordingly, for financial reporting purposes, the number of Units outstanding at June 30, 2007 is the number of Units outstanding minus the Units owned by the Company’s subsidiary. However, for all other purposes, the Company has 80,307,292 Class 1, 2 and 3 Units outstanding at June 30, 2007. Repurchases of Units were recorded against the Member’s equity balances.
As of August 14, 2007, the Company’s wholly owned subsidiary owned the following number of Class 1, 2 and 3 Units of the Company:

Class of Unit	# of Units(1)
Class 1	1,869,405
Class 2	8,914,976
Class 3	19,166,256

Total	29,950,637

(1)	Units owned by the Company’s subsidiary are periodically allocated into Class 1, 2 and 3 Units in proportion to the Units held by all Members in accordance with Section 2.3.5 of the Company’s Operating Agreement.
During the six months ended June 30, 2007, Unit holders other than our wholly owned subsidiary converted 107,034 Class 1 Units to Class 2 Units. The Units were converted on a 1-to-1 basis.
10. ISSUANCE OF CLASS 3 UNITS
On April 1, 2007, the Company issued 19,440 of its Class 3 Units to certain eligible employees under the Company’s 2006 Long-Term Incentive Unit Award Plan. The Company did not receive any consideration from the recipients in exchange for the issuance of the Class 3 Units. However, in order to receive the issuance of the Class 3 Units, each recipient provided the Company with cash sufficient to pay any tax withholding required as a result of the issuance of the Class 3 Units. In addition to the 19,440 issued Class 3 Units, these recipients are entitled to have the Company issue an additional 77,760 Class 3 Units in four equal installments on each April 1st, beginning on April 1, 2008, provided that the recipients are in compliance with the requirements to receive future issuances as set forth in their Long-Term Incentive Unit Award Agreements with the Company. Our Chief Operating Officer and Chief Financial Officer were issued 5,760 and 1,420 Class 3 Units, respectively, and are entitled to have the Company issue them an additional 23,040 and 5,680 Class 3 Units, respectively, on the terms described above. Employees who are not officers of the Company were issued 12,260 Class 3 Units and are entitled to have the Company issue them an additional 49,040 Class 3 Units on the terms described above.
11. NET INCOME (LOSS) PER UNIT AND PREFERRED UNIT
A separate net income (loss) per Unit is computed for four groups consisting of Class 1, Class 2, Class 3 and Series B Preferred Units applying the two-class method as interpreted in EITF Issue No. 03-6. A separate computation of weighted average Units outstanding is performed for each group. Net income is allocated to each group based on each group’s rights to net income.

12. CONTINGENCY AND LEGAL MATTERS
As of June 30, 2007, the Company is not aware of any litigation threatened against the Company other than routine litigation arising out of the ordinary course of business, some of which is expected to be covered by liability insurance, and none of which is expected to have a material adverse effect on the consolidated financial statements of the Company.
13. SUBSEQUENT EVENTS
From July 1, 2007 through August 14, 2007, Unit holders, other than our wholly owned subsidiary, converted 26,210 Class 1 Units and 146,117 Class 2 Units to 172,327 Class 3 Units. The Units were converted on a 1-to-1 basis.
From July 1, 2007 through August 14, 2007, the Company, through its wholly owned subsidiary, repurchased an additional 53,074 Class 1 Units, 162,981 Class 2 Units and 76,990 Class 3 Units for an average price per Unit of $1.91.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion contains forward-looking statements and should be read in conjunction with the Condensed Consolidated Financial Statements and Notes set forth in Item 1 above. See our statement that is set forth after the Table of Contents regarding forward-looking statements.
Results of Operations
Overview
The Company generates revenues from the leasing and, to a lesser extent, sales of residential and commercial properties it owns in California. Additionally, the Company may acquire or dispose of investment property including undeveloped land.
Total revenue from continuing operations for the three months ended June 30, 2007 was $12,907,000, an increase of $308,000 over the second quarter last year. This increase is primarily due to a $141,000 increase in rental revenue from same store operations and additional residential revenue of $161,000 from the apartment property purchased in December 2006. Rental revenue increases were realized in both our continuing residential properties and continuing commercial properties. Approximately 91% of rental revenue came from continuing apartment properties and 9% from continuing commercial properties. The 2.4% increase in revenue growth from continuing operations during the second quarter of 2007 was due to higher rental revenue, offset by decreased interest revenue. We expect rent growth during the remainder of 2007 to be challenging. We believe that continued high prices for gasoline and a strong supply of single family homes returning to the rental market will keep downward pressure on rents.
We realized a net loss of $472,000 for the quarter ended June 30, 2007, a decrease in net loss of $19,000 over the quarter ended June 30, 2006 primarily due to a decrease in net loss before discontinued operations of $56,000, offset by a decrease in income from discontinued operations of $37,000. The 2007 second quarter loss from continuing operations of $544,000 represented a decrease in loss of $56,000 compared to a loss of $600,000 for the second quarter of 2006, primarily attributable to higher rental revenues, partially offset by higher operating expenses.
Property Occupancy
The table below sets forth the overall weighted average occupancy levels for our properties, by type of property, owned at June 30, 2007, December 31, 2006 and June 30, 2006. The weighted average occupancy is calculated by multiplying the occupancy of each property by its square footage and dividing by the total square footage in the portfolio.

	Occupancy at
	June 30,	December 31,	June 30,
Property Type	2007	2006	2006
Apartment Communities	92.8%	95.4%	95.7%
Commercial Properties	92.3%	95.1%	84.5%
Occupancy at our apartment communities at June 30, 2007 decreased to 92.8% from 95.4% at December 31, 2006. The decrease was due to greater than normal turnovers across our portfolio and slow lease up during the second quarter of 2007.
Contributing factors influencing our ability to improve or maintain occupancy include the California economy, increasing costs of gasoline and other consumer products, continuing competition with providers of other forms of multifamily residential properties and single-family housing, and the construction of new apartment communities where our properties are located.

Our future apartment occupancy rates will be subject to numerous factors, many of which are outside of our control. We believe the remainder of 2007 will continue to be challenging on the leasing front. We believe that as the California economy continues to grow, increasing effects of inflation, primarily due to rising gasoline prices, and the negative impact from the slowing in the home construction industry, will likely combine to keep downward pressure on rents. In addition, demand for new single family housing has slowed considerably and the inventory of unsold homes continues to grow statewide and in our submarkets. As a result, single family homes are now a major source of competition for potential renters. Additionally, unsold condominiums entering the market as rentals could dampen rent increases and occupancy due to increased rental supply. We believe that consumers continue to carefully consider how much they are willing to spend on housing, which is putting pressure on rents. In the recent past, historically low mortgage rates have enabled more renters to purchase homes. Buying or renting single-family housing was the primary reason given by many residents who moved out of our apartment properties during the prior two years and the second quarter of this year. If mortgage rates continue to increase or stay flat at current levels and/or if lenders’ credit practices tighten, we anticipate over time slightly less pressure on rents and occupancies, as renters may be less able to purchase homes; however, we cannot predict when changes in mortgage rates or credit conditions will occur or how quickly such changes will impact our properties.
Qualified potential residents continue to be difficult to find. Our market surveys indicate that a number of competitors have decreased asking rents and/or are offering significant rent concessions. This has resulted in high turnover throughout our submarkets. To remain competitive, we have increased concessions and decreased rents at selected properties. We continue to focus on resident retention as a means to reduce turnover. Accordingly, there can be no assurance that our future occupancy or rental rates will not be significantly less than our occupancy and rental rates at June 30, 2007. However, we are experiencing slight rental rate increases in certain of our sub-markets.
Occupancy at our commercial properties decreased to 92.3% at June 30, 2007 from 95.1% at December 31, 2006 due to tenant vacancies at our Napa properties. Our commercial submarkets had the following occupancy levels:

	Occupancy at
	June 30,	December 31,	June 30,
Region	2007	2006	2006
Concord	93.2%	93.2%	87.7%
Napa	85.7%	98.3%	81.9%
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
Comparative Funds From Operations

	Three Months Ended		Six Months Ended
(Dollars in Thousands,	June 30,		June 30,
Except Per Unit Amounts)	2007	2006	2007	2006
Net Income (Loss)	$(472)	$(491)	$(275)	$2,014
Adjustments:
Depreciation and amortization :
Real property	2,387	2,268	4,911	4,655
Capitalized leasing expenses	22	24	45	43
Write off of deferred debt issuance costs	—	—	—	—
Amortization of discount on mandatorily redeemable liability	463	577	1,080	1,154
Discontinued operations:
Depreciation and amortization, real property	71	73	141	146
Gain on sale of property	—	—	—	(3,894)
Write off of deferred debt issuance costs	—	—	—	29

Funds from operations	$2,471	$2,451	$5,902	$4,147

Funds from operations per outstanding Class 1, 2 and 3 Units:
Class 1	$.04	$.04	$.10	$.07

Class 2	$.04	$.04	$.10	$.07

Class 3	$.04	$.04	$.10	$.07

Funds from operations per outstanding Preferred Units	$.04	$.04	$.10	$.07

Income (loss) per outstanding Class 1, 2 and 3 Units (per Statements of Operations):
From continuing operations — Class 1	$(.01)	$(.01)	$(.01)	$(.03)
From discontinued operations — Class 1.00		.00	.00	.06

Basic and diluted — Class 1 Units	$(.01)	$(.01)	$(.01)	$.03

From continuing operations — Class 2	$(.01)	$(.01)	$(.01)	$(.03)
From discontinued operations — Class 2.00		.00	.00	.06

Basic and diluted — Class 2 Units	$(.01)	$(.01)	$(.01)	$.03

From continuing operations — Class 3	$(.01)	$(.01)	$(.01)	$(.03)
From discontinued operations — Class 3.00		.00	.00	.06

Basic and diluted — Class 3 Units	$(.01)	$(.01)	$(.01)	$.03

Income (loss) per Preferred Units (per Statements of Operations):
From continuing operations	$(.01)	$(.01)	$(.01)	$(.03)
From discontinued operations	.00	.00	.00	.06

Basic and diluted	$(.01)	$(.01)	$(.01)	$.03

WEIGHTED AVERAGE CLASS 1, 2 AND 3 UNITS OUTSTANDING:
Basic and diluted — Class 1	3,177	3,843	3,227	3,905
Basic and diluted — Class 2	14,931	14,507	14,911	14,565
Basic and diluted — Class 3	32,620	32,682	32,652	32,614

WEIGHTED AVERAGE PREFERRED UNITS OUTSTANDING:
Basic and diluted	7,192	7,192	7,192	7,192

For the quarter ending June 30, 2007, FFO was $2,471,000 as compared to $2,451,000 for the same quarter last year, a slight decrease of $20,000. For the quarter ending June 30, 2007, per Unit and Preferred Unit Funds from Operations remained flat from the same quarter last year.

Three Months Ended June 30, 2007 Compared to the Three Months Ended June 30, 2006
Revenue From Continuing Operations
Total revenue from continuing operations for the three months ended June 30, 2007 was $12,907,000, an increase of $308,000 over the second quarter last year. This increase is primarily due to a $141,000 increase in rental revenue from same store operations and additional residential revenue of $161,000 from the apartment property purchased in December 2006. Rental revenue increases were realized in both our continuing residential properties and continuing commercial properties.
During this second quarter of 2007, rental revenue from our apartment communities was $11,373,000, compared to $11,172,000 during the same quarter last year. The $201,000 increase was primarily related to $161,000 of rental revenue from the apartment property purchased in December 2006 and increased rental revenue from other continuing operations.
Rental revenue generated by our commercial properties was $1,173,000 in the second quarter of 2007, up approximately $189,000 from $984,000 in the same quarter last year. The increase was primarily attributable to rental revenue from the two properties acquired last year and increased occupancy at our Concord office building.
During the three months ended June 30, 2007, same-store average monthly rent per apartment unit for our communities increased 1.1% from December 31, 2006 and increased 2.2% over the quarter ended June 30, 2006. Average monthly apartment rents per unit were $831 at June 30, 2007, $822 at December 31, 2006, and $813 at June 30, 2006.
During the three months ended June 30, 2007, the same-store average monthly rental rates per square foot for our commercial properties increased by approximately 2.1% from December 31, 2006 and increased 3.5% compared to the quarter ended June 30, 2006. These changes were attributable to increased rental rates at one of our commercial properties. The average monthly rental rates per square foot for same-store commercial properties were $1.44 as of June 30, 2007, $1.41 as of December 31, 2006 and $1.39 as of June 30, 2006.
Interest revenue decreased by $49,000 for the three months ended June 30, 2007 as compared to the same period last year, primarily due to lower cash balances as a result of the redemption of the Class 1 Put Units in June 2007.
Expenses From Continuing Operations
Total expenses (which include interest expense, operating and maintenance, depreciation and amortization, general and administrative, real estate taxes and insurance, utilities and amortization of discount on mandatorily redeemable liability) were $13,451,000 for the three months ended June 30, 2007 compared to $13,199,000 for the same period in 2006, an increase of approximately $252,000. The various components of total expenses are discussed in more detail below.
Interest expense. In the second quarter of 2007, interest expense was $3,195,000, down from $3,301,000 for the same period last year, a decrease of $106,000. The weighted average interest rate on our mortgages was 5.96% for the three months ended June 30, 2007, a decrease compared to the same period last year.
Operating and maintenance expenses. For the quarter, operating and maintenance expenses were $3,797,000, up from $3,684,000 for the second quarter last year. The $113,000 increase was due to increased expenditures for our apartment rehabilitation program of $177,000 and turnover costs of $68,000, offset by decreased exterior repairs and other expenses of $80,000 and rental costs of $52,000.
Depreciation and amortization expenses. During the second quarter in 2007, depreciation and amortization expenses were $2,556,000 as compared to $2,473,000 for the second quarter in 2006. The increase of $83,000 was primarily attributable to higher depreciation expense of $54,000 related to our December 2006 acquisition property, $40,000 related to our two newly acquired commercial properties in the second quarter of 2006 and partially offset by a decrease in amortization expense. Depreciation on additional capitalized property improvements to existing properties was offset by declining depreciation expense on older and fully depreciated assets.

General and administrative expenses. General and administrative expenses were $1,147,000 for the quarter, up from $934,000 for the same period last year. This $213,000 increase is primarily due to one-time legal expenses related to an unsolicited tender offer, increased legal fees related to our previously announced reclassification transaction in order to deregister our Units and slight increases in other expenses.
Real estate taxes and insurance expenses. Real estate taxes and insurance expenses were $1,212,000 in the quarter ended June 30, 2007, up slightly from $1,186,000 for the same period last year. Real estate tax expense increased primarily due to our December 2006 acquisition property and the two commercial properties acquired in the second quarter 2006 and the normal statutory increases. These increases were offset by a decrease in insurance expense.
Utility expenses. Utility expenses were $1,081,000 for the quarter, as compared to $1,044,000 for the same quarter last year, an increase of $37,000. This change was due primarily to increased sewer and water costs and offset by lower natural gas expense and electricity expense.
Amortization of discount on mandatorily redeemable liability. As further explained in Note 6 of the Notes to Condensed Consolidated Financial Statements, the mandatorily redeemable liability related to the Put Class 1 Units was established in September 2005. Amortization of the discount amounted to $463,000 for the quarter ended June 30, 2007, a decrease of $114,000 from $577,000 for the same period last year.
Net Income (Loss) Before Discontinued Operations
During the three months ended June 30, 2007, the net loss before discontinued operations was $544,000 compared to a net loss of $600,000 for the same period last year. This $56,000 decrease in net loss reflected higher total revenues and slightly lower operating and maintenance expenses, offset by slightly higher expenses in all other categories as previously described.
Discontinued Operations
During the quarter ended June 30, 2007, income from discontinued operations was $72,000 compared to income of $109,000 in the same period last year, a decrease of $37,000. This decrease was primarily due to the second quarter of 2007 reflecting income from two properties held for sale while the second quarter last year reflected income from three properties held for sale.
NET INCOME (LOSS)
During the quarter ended June 30, 2007, we recorded a net loss of $472,000 compared to a net loss of $491,000 for the second quarter last year, a decrease in net loss of $19,000. This decrease was due to a lower net loss in 2007 from continuing operations, offset by lower income from discontinued operations in the second quarter of 2007 as previously described.
Six Months Ended June 30, 2007 Compared to the Six Months Ended June 30, 2006
Revenue From Continuing Operations
Total revenue for the six months ended June 30, 2007 was $26,248,000, a $1,448,000 increase from the $24,800,000 for the same period last year.
During the six months ended June 30, 2007, rental revenue generated by our apartment communities was $23,037,000, up approximately $922,000 from $22,115,000 for the same period last year. This increase was primarily attributable to $350,000 of higher rental revenue from the apartment property acquired in December 2006 and higher rental revenue from all other apartment properties.

Rental revenue generated by our commercial properties was $2,351,000, up approximately $444,000 from $1,907,000 in the same period last year. Excluding $113,000 of rental revenue from the two commercial properties acquired in the second quarter of 2006, the increase was primarily attributable to higher rental rates.
During the six months ended June 30, 2007, rental rates for same-store apartment communities and commercial properties on a combined basis increased 1.0%.
Expenses From Continuing Operations
Total expenses (which includes interest expense, operating and maintenance, depreciation and amortization, general and administrative, real estate taxes and insurance, utilities and prepayment penalties) were $26,660,000 for the six months ended June 30, 2007 compared to $26,429,000 for the same period in 2006. The various components of total expenses are discussed in more detail as follows:
Interest expense. In the six months ended June 30, 2007, interest expense was $6,357,000, down from $6,461,000 for the same period last year, a decrease of $104,000. This decrease was due to lower average weighted interest rates than the same period in 2006 and decreased interest on lower principal balances.
Operating and maintenance expenses. For the period, operating and maintenance expenses were $7,210,000, down from $7,317,000 from the same period last year. The $107,000 decrease was mainly due to decreased exterior repairs and other expenses of $276,000 and decreased rental costs of $81,000, offset by increased expenditures for our apartment rehabilitation program of $224,000 and slightly higher turnover costs of $26,000.
Depreciation and amortization expenses. During the six months ended June 30, 2007, depreciation and amortization expense was $5,101,000, as compared to $4,927,000 during the six months ended June 30, 2006, an increase of approximately $174,000. This change was attributable to increased depreciation on capitalized property improvements and increased depreciation from three properties acquired since the same reporting period last year.
General and administrative expenses. General and administrative expenses were $2,324,000 for the six months ended June 30, 2007, up from $2,082,000 for the same period last year, an increase of approximately $242,000. This increase was primarily due to legal fees related to an unsolicited tender offer, legal fees related to our previously announced reclassification transaction in order to deregister our Units and slight increases in other expenses.
Real estate taxes and insurance expenses. In the six months ended June 30, 2007, real estate taxes and insurance expenses were $2,421,000, up from $2,391,000 for the same period last year. The increase of approximately $30,000 is primarily due to an increase in real estate taxes attributed to our December 2006 property acquisition and the two commercial properties acquired in the second quarter of 2006, offset by a decrease in insurance costs, due primarily to our ongoing accident prevention program.
Utility expenses. Utility expenses were $2,167,000 for the six months ended June 30, 2007 as compared to $2,097,000 for the same period last year, an increase of $70,000. This change was due primarily to increased sewer and water costs and offset by lower natural gas expense and electricity expense.
Amortization of discount on mandatorily redeemable liability. As further explained in Note 6 of the Notes to Condensed Consolidated Financial Statements, the mandatorily redeemable liability related to the Put Class 1 Units was established in September 2005. Amortization of the discount amounted to $1,080,000 for the six months ended June 30, 2007, a decrease of $74,000 from $1,154,000 for the same period last year.
Net Income (Loss) Before Discontinued Operations
During the six months ended June 30, 2007, net loss before discontinued operations was $412,000 compared to a net loss of $1,629,000 for the same period last year. The year-over-year net loss decrease was due to higher revenues, offset by an increase in total expenses as previously described.

Discontinued Operations
During the six months ended June 30, 2007, income from discontinued operations was $137,000 compared to income of $3,644,000 for the same period last year. The $3,643,000 income from discontinued operations for the six months ended June 2006 was due to a gain on sale of $3,894,000 offset by a loss from discontinued operations of $251,000.
NET INCOME (LOSS)
During the six months ended June 30, 2007, net loss was $275,000 compared to net income of $2,014,000 for the same period last year, a decrease of $2,289,000. The decrease was primarily due to a $3,506,000 decrease in income from discontinued operations partially offset by a $1,217,000 increase in net income before discontinued operations.
Effects of Inflation on Operations
We believe the direct effects of inflation on our operations have not been significant. However, if the increase in gasoline prices during 2006 and the first six months of 2007 is sustained or prices increase further, we believe this could impact our residents’ decision as to where they live in relation to their place of employment and how much they will pay for housing. Accordingly, the direct effect of increased or increasing gasoline prices on our operations is unknown.
Liquidity and Capital Resources
Short-Term Liquidity
As of June 30, 2007, our short-term liquidity needs included normal operating requirements, ongoing capital improvements, monthly principal amortization of our debt, “bridge” funding needs for acquisitions in connection with Section 1031 exchanges (“Section 1031 Acquisitions”), voluntary repurchases of Units and certain mandatory distributions required to be made to our Class 1, Class 2 and Class 3 Unit holders and Series B Preferred Unit holders. In addition to available cash and net cash provided by operations, we have borrowed against our line of credit to provide cash for our recent land acquisition. We expect to sell one or more properties and refinance certain mortgage obligations or borrow against debt-free properties in order to repay the line of credit borrowings and to provide continuing liquidity. We do not expect that rent increases upon tenant turnover and lease expirations, subject to market and general economic conditions, will have a significant impact on our short-term liquidity.
Long-Term Liquidity
Our long-term liquidity requirements include scheduled debt maturities, capital improvements, certain mandatory distributions required to be made to our Class 1, Class 2 and Class 3 Unit holders and Series B Preferred Unit holders and voluntary repurchases of Units and Preferred Units. Our long-term liquidity requirements also include our redemption obligations to holders of Class 2 Units. See “Put Rights” below. Cash flows from operations, including the effects of any rent increases, will not be sufficient to meet some of these long-term requirements, such as remaining balances due at loan maturities and our obligations to redeem Put Class 2 Units. Accordingly, it will be necessary for us to refinance the mortgages on certain of our properties or sell some properties. There can be no assurance that we will be able to refinance on terms advantageous to us, however, especially if interest rates rise in the future. Similarly, the market price for properties changes in response to market conditions and there can be no assurance that we will be able to sell properties at a value greater than current market values should we need to sell properties in the future to provide funds for long term liquidity needs. See also “Plan to Fund Redemptions” below.

Put Rights
          Class 1 Put Rights
As of June 30, 2007, the remaining 9,533,020 Put Class 1 Units were redeemed. Redeemed Class 1 Units have been cancelled and returned to the status of authorized but unissued Units.
Payment for the redeemed Put Class 1 Units has been reflected in the Condensed Consolidated Balance Sheet through a reduction in the Mandatorily redeemable liability and an associated decrease in cash.
          Class 2 Put Rights
Our Class 2 Unit holders have a right to require us to redeem some or all of their Class 2 Units by June 30, 2012. Our Board of Managers will meet no later than December 27, 2010 to determine whether we should continue operations beyond June 30, 2012.
Plan to Fund Class 2 Unit Redemptions
We believe it is too early to establish a redemption plan for Class 2 Units which may be put to us in 2010 for redemption by June 30, 2012. However, as of June 30, 2007, we had outstanding 18,048,753 Units that are either Class 2 Units or convertible into Class 2 Units.
Relationship between Distributions to Unit and Preferred Unit Holders and Funds from Operations and Available Cash
For the three months and six months ended June 30, 2007 and the year ended December 31, 2006, we have been able to fund distributions to Members from Funds from Operations. When taking into account the principal payments we are required to make on our mortgage loans, we also had sufficient funds from operations to pay for both Member distributions and our required principal payments during each of those periods.
The chart set forth below shows the relationship between funds from operations, Member distributions and principal payments for the three and six months ended June 30, 2007 and the year ended December 31, 2006 (in thousands):

	Three Months	Six Months	Year Ended
	Ended	Ended	December 31,
	June 30, 2007	June 30, 2007	2006
Funds from Operations	$2,471	$5,902	$11,794
Member distributions(1)	(1,218)	(2,438)	(4,891)

Subtotal	1,253	3,464	6,903
Principal payments	(735)	(1,438)	(2,560)

Total	$518	$2,026	$4,343

(1)	For the three and six months ended June 30, 2007, excludes $127,000 and $318,000 of distributions paid to the holders of Put Class 1 Units which do not offset the aggregate exercise price. For the twelve months ended December 31, 2006, excludes $768,000 of distributions paid to the holders of Put Class 1 Units, $385,000 of which offset the aggregate exercise price and $383,000 which do not offset the aggregate exercise price.
Other
          Unrestricted Cash
At June 30, 2007, we had unrestricted cash totaling $2,552,000, compared to $32,563,000 at December 31, 2006. This $30,011,000 decrease was attributable to net cash provided by operations of $6,032,000, net cash used by investing activities of $13,064,000 and net cash used in financing activities of $22,979,000.
          Restricted Cash
The terms of certain of our mortgages require impound accounts for the payment of insurance, property taxes, replacement reserves and lender holdbacks on proceeds from new mortgages for immediate repair improvements. We classify these impound accounts as restricted cash on our balance sheet. At June 30, 2007, our restricted cash totaled $1,611,000 compared to $1,215,000 at December 31, 2006. The $396,000 increase primarily related to an increase of $414,000 in the property tax, insurance and replacement reserve impound accounts, offset by a decrease of $18,000 in other impound accounts.

          Net Cash from Operations
Net cash provided by operations during the six months ended June 30, 2007 was $6,068,000, which reflects a net loss of $275,000, loss on disposal of assets of $77,000, non-cash depreciation and amortization charges of $5,253,000, non-cash amortization of discount on mandatorily redeemable liability of $1,080,000 and non-cash issuance of Long Term Incentive Awards of $36,000, less the net effect of changes in operating assets and liabilities of $93,000, primarily from an increase in restricted cash of $396,000 and decreases in accounts payable and accrued expenses of $252,000, offset by a decrease in prepaid expenses of $324,000, the net of other assets and liabilities of $231,000. For the same period last year, net cash provided by operations was $3,849,000, which reflects net income of $2,014,000 adjusted for the gain on sale of property of $3,894,000, loss on disposal of assets of $107,000, write off of deferred debt issuance costs of $28,000, non-cash depreciation and amortization charges of $5,057,000, non-cash amortization of discount on mandatorily redeemable liability of $1,154,000 and less the net effect of changes in operating assets and liabilities of $617,000, primarily from a decrease in accounts payable and accrued expenses of $1,518,000 offset by a decrease in prepaid expenses of $347,000 and net of other assets and liabilities of $554,000.
          Cash Flows From Investing Activities
Net cash used by investing activities was $13,064,000 for the six months ended June 30, 2007 consisting entirely of funds used for additions to real estate investments, including the acquisition of a 46 acre parcel of land in Fairfield, California. For the same period last year, net cash provided by investing activities was $1,228,000 consisting of $7,127,000 from the disposal of assets and $3,515,000 of payments on notes receivable, offset by $9,414,000 used for additions to real estate investments.
          Cash Flows From Financing Activities
Net cash used in financing activities for the six months ended June 30, 2007 was $22,979,000. The uses of cash were redemption of Class 1 Put Units of $25,739,000, repurchases of Class 1, Class 2 and Class 3 Units in the amount of $473,000, principal payments on mortgage notes of $1,438,000, distributions paid in advance of $109,000 and distributions to Unit and Preferred Unit holders, including the Class 1 Put Unit holders, in the amount of $2,756,000. This was offset by advances of $7,500,000 from a line of credit. For the same period last year, $187,000 was provided by financing activities. The uses of cash were repurchases of Class 1, Class 2 and Class 3 Units in the amount of $259,000, principal payments on mortgage notes of $1,302,000, payoff of mortgage loans of $2,776,000, deferred financing costs of $62,000, distributions paid in advance of $28,000 and distributions to Unit and Preferred holders, including Class 1 Put Unit holders, in the amount of $2,836,000. This was offset by proceeds received from the refinance of mortgages payable of $3,250,000 and new mortgages on acquired properties of $4,200,000.
          Long-Term Debt
Our long-term debt consists of 41 real estate mortgages totaling $214,870,000 as of June 30, 2007. One mortgage is secured by three properties and 40 mortgages are secured individually by one of 39 properties with one property having a second mortgage. This debt generally requires monthly payments of principal and interest. As of June 30, 2007, the weighted average interest rate on our real estate mortgages was 5.96% compared to 6.19% at the same time last year. This decrease was primarily due to the payoff of mortgages on properties sold in 2006 which had higher fixed interest rates and the 2006 reduction of the interest rate on the apartment property acquired in September 2005, partially offset by the increase in the weighted average interest rate on mortgages with variable rates.

          Line of Credit
A $6,000,000 portion of the line of credit was due to mature on July 1, 2007. The maturity date was extended to November 1, 2007 to coincide with the maturity date of the remaining $5,000,000 portion of the line. The company is currently negotiating to renew both portions of the line of credit. On June 19, 2007 the Company borrowed $7,500,000 against its line of credit to finance the acquisition of the 46 acre parcel of land in Fairfield, California. The full amount of the $5,000,000 portion of the line was borrowed and the remaining $2,500,000 was borrowed from the $6,000,000 portion of the line. The line of credit contains a financial covenant as to debt service coverage ratio with which the Company was in compliance. See Note 4 to the Condensed Consolidated Financial Statements for additional information.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our primary market risk exposure results from changes in interest rates on our debt obligations. We are vulnerable to increases in the interest rates on our variable rate mortgage notes and line of credit. Of our $214,870,000 of mortgage debt at June 30, 2007, $61,522,000, or 28.6% have variable interest rates or will become variable during the term of the mortgage note. We are also vulnerable to increases in the interest rate on the $7,500,000 outstanding under our line of credit. However, we expect to repay the borrowing under the line of credit using proceeds from the sale of properties and/or additional fixed rate financing during the third quarter of 2007. We are also vulnerable to significant increases in interest rates to the extent that we refinance our mortgage notes or incur additional debt in the future. We may need to incur additional debt to help finance the redemption of the Class 2 Units that we are required to redeem by June 30, 2012. On an ongoing basis, we actively monitor and manage interest costs on our variable rate debt through refinancing of certain of our mortgage loans with variable interest rates and converting them to favorable fixed interest rates or more favorable variable interest rates. We have also managed our interest costs by using forward rate lock agreements to secure fixed interest rates on permanent financing for acquisitions.
The following table presents information about our debt obligations at June 30, 2007. The table presents scheduled principal payments and related weighted average interest rates by expected maturity dates. The weighted average interest rates shown for 2007 are calculated as of June 30, 2007.

		Debt Obligations
(Dollar Amounts in Thousands)	2007	2008	2009	2010	2011	Thereafter
Mortgage loans with fixed rates maturing through July 2016 (1)	$2,119	$2,281	$22,654	$11,248	$32,717	$82,328
Weighted average interest rate	6.16%	(1)	(1)	(1)	(1)	(1)
Mortgage loans with fixed rates that become variable between August 2007 and January 2010 maturing through 2033 (2)	$1,022	$1,077	$1,136	$1,198	$1,263	$50,470
Weighted average interest rate	5.33%	(2)	(2)	(2)	(2)	(2)
Mortgage loans with variable rates maturing through 2020 (3)	$167	$179	$191	$205	$220	$4,395
Weighted average interest rate	6.87%	(3)	(3)	(3)	(3)	(3)

(1)	Twenty-eight loans with rates ranging from 5.21% to 7.13% with the earliest loan maturing July 2016.

(2)	Eleven loans with initial fixed rates ranging from 4.60% to 5.63% as of June 30, 2007.

(3)	Two loans with rates of 6.88% as of June 30, 2007.
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

					Approximate Dollar
				Total Number of Units	Value that May Yet
				Purchased as Part of	Be Purchased Under
	Total Number of		Average Price	Publicly Announced	The Plan or
Period	Units Purchased(1)		Paid per Unit	Plans or Programs	Programs(1)
April 1 - 30, 2007	Class 1 —	None	$—	—
	Class 2 —	16,381	$1.88	16,381
	Class 3 —	11,300	$1.86	11,300	$45,739,154

May 1 - 31, 2007	Class 1 —	5,897	$1.90	5,897
	Class 2 —	5,500	$1.89	5,500
	Class 3 —	48,972	$1.87	48,972	$45,739,154

June 1 - 30, 2007	Class 1 —	9,592,792	$2.69	9,592,792
	Class 2 —	23,589	$1.90	23,589
	Class 3 —	13,760	$1.90	13,760	$20,000,000

Total Second Quarter	Class 1 —	9,598,689	$2.69	9,598,689
	Class 2 —	45,470	$1.89	45,470
	Class 3 —	74,032	$1.87	74,032

(1)	In addition to the Units that may be repurchased as described below, the Company was obligated to redeem Class 1 Units that were put to the Company in accordance with the put rights of the Class 1 Units. See the Company’s Revised Description of Securities, filed as Exhibit 99.1 to our Form 8-K filed with the Securities and Exchange Commission on February 10, 2006. The Company was obligated to redeem the 9,864,299 Put Class 1 Units by June 30, 2007, of which it redeemed the remaining 9,533,020 put Class 1 Units on June 1, 2007. See Note 6 of our Notes to Condensed Consolidated Financial Statements in Part I, Item 1. The full amount of the Company’s obligations for the 9,864,299 Put Class 1 Units was $27,422,751 (9,864,299 x $2.78 exercise price). The amount set forth in this column for April and May reflects the sum of (i) the $20,000,000 amount available for voluntary unit repurchases described below plus (ii) (a) the $27,422,751 amount required to redeem Put Class 1 Units, as adjusted for distribution offsets minus (b) any Put Class 1 Units redeemed by the Company. Accordingly, after giving effect to the final redemptions of the put Class 1 Units, the amount set forth in this column for June reflects only the amount available for voluntary unit repurchases. The holders of Class 2 Units have the right to put their Class 2 Units in 2010 for redemption in 2012. See the Company’s Revised Description of Securities. In addition, upon a change of control of the Company, as defined in the Series B Certificate of Designations, the Company is obligated to repurchase the Series B Preferred Units. See the Company’s Revised Description of Securities.

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

Item 4. Submission of Matters to a Vote of Security Holders
See our Form 8-K filed with the SEC on July 2, 2007 (June 28, 2007 event date) for the results of our Annual Meeting of Members held on June 28, 2007, which information is incorporated herein by reference.
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

JCM Partners, LLC
Date: August 14, 2007	By:	/s/ GAYLE M. ING
Gayle M. Ing
President and Chief Executive Officer

	By:	/s/ DOUGLAS TOOVEY
Douglas Toovey
Chief Financial Officer

EXHIBIT INDEX

Designation	Description
Exhibit 31.1	Rule 13a-14(a) Certification of the Chief Executive Officer

Exhibit 31.2	Rule 13a-14(a) Certification of the Chief Financial Officer

Exhibit 32.1	Section 1350 Certification of the Chief Executive Officer

Exhibit 32.2	Section 1350 Certification of the Chief Financial Officer