Form 10-Q
period 2007-09-30
JCM PARTNERS LLC
filed 2007-11-14
CIK 1139163

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
     Yes   ☐   No   ☑
As of November 14, 2007, the registrant had the following Units (consisting of Class 1, Class 2 and Class 3 Units) outstanding including Units owned by a wholly-owned subsidiary of the Company:

Class of Unit	Owned by Members	Owned by Subsidiary	Total Outstanding
Class 1	2,784,934	1,711,947	4,496,881
Class 2	14,329,808	8,784,633	23,114,441
Class 3	32,629,537	20,066,433	52,695,970

Total	49,744,279	30,563,013	80,307,292

JCM PARTNERS, LLC
FORM 10-Q
For the Quarterly Period Ended September 30, 2007

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
JCM PARTNERS, LLC
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollar amounts in thousands, except per unit data)

	September 30,	December 31,
	2007	2006
ASSETS

Real estate investments, net	$245,839	$245,889
Real estate investments held for sale, net	6,414	—
Cash and cash equivalents	906	32,563
Restricted cash	2,258	1,215
Rents receivable	120	117
Prepaid expenses	236	738
Deferred costs, net	1,534	1,774
Other assets	513	618

Total assets	$257,820	$282,914

LIABILITIES, REDEEMABLE UNITS AND MEMBERS’ EQUITY

LIABILITIES:
Mortgages payable	$210,799	$216,309
Mortgages payable on real estate investments held for sale	3,314	—
Borrowings under secured line of credit	7,500	—
Tenants’ security deposits	3,033	2,990
Accounts payable and accrued expenses	2,395	2,648
Accrued interest	1,067	1,096
Accrued real estate taxes	977	—
Unearned rental revenue	230	233
Mandatorily redeemable liability (See Note 5)	—	24,977

Total liabilities	229,315	248,253

REDEEMABLE UNITS (See Note 5):
Convertible Class 1 Units, $1 par value — 2,858,013 and 3,292,525 outstanding at September 30, 2007 and December 31, 2006, respectively	—	197
Redeemable Class 2 Units, $1 par value — 14,564,696 and 14,885,230 outstanding at September 30, 2007 and December 31, 2006, respectively	2,126	3,614

Total redeemable units	2,126	3,811

MEMBERS’ EQUITY (See Note 6):
Non-redeemable Class 3 Units, $1 par value — 32,681,803 and 32,704,379 outstanding at September 30, 2007 and December 31, 2006, respectively	5,444	7,809
Preferred Units 7,192,000 Series B Preferred Units outstanding at September 30, 2007 and December 31, 2006	6,317	6,775
Distributions paid in advance (See Note 7)	(56)	—
Retained earnings	14,674	16,266

Total members’ equity	26,379	30,850

Total liabilities, redeemable units and members’ equity	$257,820	$282,914

See Accompanying Notes to Condensed Consolidated Financial Statements.

JCM PARTNERS, LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Dollar amounts in thousands, except per unit data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
REVENUES:
Rental	$12,609	$12,640	$37,990	$36,689
Interest	12	604	880	1,355
Rental Settlement Income (See Note 10)	—	2,208	—	2,208

Total revenues	12,621	15,452	38,870	40,252

OPERATING EXPENSES:
Interest expense	3,356	3,279	9,713	9,741
Operating and maintenance	4,005	3,898	11,215	11,215
Depreciation and amortization	2,563	2,474	7,665	7,398
General and administrative	1,052	872	3,376	2,953
Real estate taxes and insurance	1,225	1,190	3,646	3,581
Utilities	1,192	1,085	3,358	3,183
Amortization of discount on mandatorily redeemable liability	—	611	1,080	1,765
Write off of deferred debt issuance costs	—	226	—	229

Total operating expenses	13,393	13,635	40,053	40,065

Income (loss) before discontinued operations	(772)	1,817	(1,183)	187

Discontinued operations:
Gain on sale	—	4,840	—	8,738
Discontinued operations, net	80	59	217	(195)

Income from discontinued operations	80	4,899	217	8,543

Net Income (loss)	(692)	6,716	(966)	8,730

Distributions paid to preferred unit holders	(153)	(153)	(458)	(458)

Net Income (loss) Applicable to Class 1, 2 and 3 Units	$(845)	$6,563	$(1,424)	$8,272

Income (loss) per outstanding Class 1, 2 and 3 Units:
From continuing operations — Class 1	$(.01)	$.03	$(.02)	$.01
From discontinued operations — Class 1.00		.08	.00	.14

Basic and diluted — Class 1 Units	$(.01)	$.11	$(.02)	$.15

From continuing operations — Class 2	$(.01)	$.03	$(.02)	$.01
From discontinued operations — Class 2.00		.08	.00	.14

Basic and diluted — Class 2 Units	$(.01)	$.11	$(.02)	$.15

From continuing operations — Class 3	$(.01)	$.03	$(.02)	$.01
From discontinued operations — Class 3.00		.08	.00	.14

Basic and diluted — Class 3 Units	$(.01)	$.11	$(.02)	$.15

WEIGHTED AVERAGE CLASS 1, 2 AND 3 UNITS OUTSTANDING:
Basic and diluted — Class 1	2,978	3,641	3,143	3,816
Basic and diluted — Class 2	14,688	14,647	14,835	14,593
Basic and diluted — Class 3	32,656	32,674	32,653	32,634

Income (loss) per outstanding Preferred Units:
From continuing operations	$(.01)	$.03	$(.02)	$.01
From discontinued operations	.00	.08	.00	.14

Basic and diluted — Preferred Units	$(.01)	$.11	$(.02)	$.15

WEIGHTED AVERAGE PREFERRED UNITS OUTSTANDING
Basic and diluted	7,192	7,192	7,192	7,192

See Accompanying Notes to Condensed Consolidated Financial Statements.

JCM PARTNERS, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollar amounts in thousands)

	Nine Months Ended
	September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(966)	$8,730
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on sale of property	—	(8,738)
Loss on disposal of assets	136	135
Depreciation and amortization	7,806	7,616
Amortization of discount on mandatorily redeemable liability	1,080	1,572
Write off of deferred debt issuance costs	—	269
Issuance of Long Term Incentive Awards	36	—
Effect of changes in:
Restricted cash	(1,043)	(640)
Rents receivable	(3)	46
Prepaid expenses	502	547
Deferred costs	(24)	(155)
Other assets	85	867
Tenants’ security deposits	43	44
Accounts payable, accrued expenses and accrued interest	(282)	(1,493)
Unearned rental revenue	(3)	(3)
Accrued real estate taxes	977	893

Net cash provided by operating activities	8,344	9,690

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to real estate investments	(14,022)	(10,244)
Proceeds from disposal of assets	—	14,460
Payments received on notes receivable	—	3,650

Net cash provided by (used in) investing activities	(14,022)	7,866

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of Class 1, Class 2 and Class 3 Units	(1,523)	(434)
Redemption of Class 1 Put Units	(25,739)	—
Payments on mortgages payable	(2,196)	(1,918)
Payoff of mortgage loans	—	(4,667)
Line of Credit:
Advances	7,500	—
Deferred financing costs	—	(141)
Proceeds from refinance of mortgages payable	—	3,250
New mortgages on acquired properties	—	4,200
Member distributions to Class 1, 2 and 3 and Series B Preferred Unit holders	(3,647)	(3,865)
Member distributions to Class 1 Put Units (which do not offset the Aggregate Exercise Price)	(318)	(192)
Distributions paid in advance	(56)	(14)

Net cash provided by (used in) financing activities	(25,979)	(3,781)

Net increase (decrease) in cash	(31,657)	13,775
Cash and cash equivalents, beginning of period	32,563	28,426

Cash and cash equivalents, end of period	$906	$42,201

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$9,727	$10,165

Distributions applied to mandatorily redeemable liability	—	$385

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
The following is a breakdown of the results of discontinued operations for the three and nine months ended September 30, 2006 and September 30, 2007 which includes four properties held for sale in 2006 and two properties held for sale as of September 30, 2007:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(Amounts in thousands)
Rental revenues	$391	$527	$1,133	$1,823
Interest and other	0	0	0	7
Interest expense	(56)	(77)	(166)	(279)
Operating and maintenance	(189)	(173)	(417)	(746)
Depreciation and amortization	—	(72)	(141)	(218)
Real estate taxes and insurance	(33)	(45)	(96)	(169)
Utilities	(33)	(46)	(96)	(170)
Prepayment penalty	—	(39)	—	(403)
Write off of deferred debt issuance costs	—	(16)	—	(40)
Gain on sale of property	—	4,840	—	8,738

Total discontinued operations	$80	$4,899	$217	$8,543

3. SECURED LINE OF CREDIT
The Company has a revolving line of credit with a general borrowing capacity of $11,000,000, secured by two properties. The annual interest rate is the “Prime Rate” index, with a minimum rate of 5.0% on the amount borrowed. A $6,000,000 portion of the line of credit scheduled to expire on July 1, 2007 was extended to December 1, 2007. The remaining $5,000,000 portion of the line scheduled to expire on November 1, 2007 was also extended to December 1, 2007. The Company is actively negotiating to renew both portions of the line of credit.

On June 19, 2007 the Company borrowed $7,500,000 against its line of credit to finance the acquisition of the 46 acre parcel of land in Fairfield, California. The entire $5,000,000 portion of the line was borrowed and the remaining $2,500,000 was borrowed from the $6,000,000 portion of the line. At September 30, 2007, the interest rate on the borrowed funds was 7.75%. The line of credit contains a financial covenant as to debt service coverage ratio with which the Company was in compliance.
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
The following is a reconciliation of the Mandatorily Redeemable Liability balance (in thousands):

Aggregate Exercise Price	$27,422
Member distributions from July to September 2005	(197)

Adjusted Aggregate Exercise Price	27,225
Distributions July 2006 to May 2007 (1)	724
Initial discount	(4,147)

Initial liability	23,802
Member distributions for fourth quarter 2005	(196)
Amortization of discount for fourth quarter 2005	695
Redemption of 247,466 Put Class 1 Units in December 2005	(680)

Balance at December 31, 2005	23,621
Member distributions for the twelve months ended December 31, 2006(2)	(768)
Redemption of 83,813 Put Class 1 Units in 2006(3)	(226)
Amortization of discount for the twelve months ended December 31, 2006	2,350

Balance at December 31, 2006	24,977
Member distributions for the six months ended June 30, 2007(2)	(318)
Amortization of discount for the six months ended June 30, 2007	1,080
Redemption of 9,533,020 Put Class 1 Units in June 2007	(25,739)

Balance at June 30 and September 30, 2007	$0

(1)	Projected member distributions for this period (these do not offset the Aggregate Exercise Price).

(2)	Member distributions that offset the Aggregate Exercise Price ceased as of June 30, 2006 as required by Section 5.5.1 of the Certificate of Designations for the Class 1 Units. Includes $383,000 for the period July 1 through December 31, 2006 and $318,000 for the six months ended June 30, 2007 that have reduced the amount previously recorded in footnote (1) above. These amounts have been accounted for as interest expense.

(3)	Consisting of 35,004 Put Class 1 Units and 48,809 Put Class 1 Units redeemed in July and December, 2006, respectively.
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

7. DISTRIBUTIONS TO MEMBERS
During the nine months ended September 30, 2007, the Company made distributions to holders of Units and Preferred Units required by the Certificates of Designations of the Class 1, Class 2, Class 3 and Series B Preferred Units, respectively, plus voluntary distributions, as follows (dollar amounts in thousands):

Class of Unit/Series of Preferred Units	Amount
Class 1 (1)(4)	$188
Class 2 (2)(4)	918
Class 3 (3)(4)	2,082
Series B Preferred (3)(4)	459

Total Distributions(4)	$3,647

(1)	The Class 1 mandatory monthly distribution is equal to 1/12 of $0.0775 per Class 1 Unit, or a total of $0.0775 per Class 1 Unit each year. Excludes member distributions on Put Class 1 Units of $318,000 for the six months ending June 30, 2007 which are accounted for as interest expense (see Note 5).

(2)	The Class 2 mandatory monthly distribution is equal to 1/12 of $0.0800 per Class 2 Unit, or a total of $0.0800 per Class 2 Unit each year.

(3)	The Class 3 and Series B Preferred mandatory monthly distribution is equal to 1/12 of $0.0825 per Class 3 and Series B Preferred Unit, or a total of $0.0825 per Class 3 and Series B Preferred Unit each year.

(4)	Includes voluntary monthly distributions to holders of Class 1, Class 2, Class 3 and Series B Preferred Units, equal to 1/12 of $0.0025 per Unit or a total of $0.0025 per Class 1, Class 2 and Class 3 Unit and Series B Preferred Unit each year. Excludes distributions for Units held by the Company’s wholly owned subsidiary.
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
In March 2007, the Company accrued or paid $175,000 to the California Franchise Tax Board on behalf of the Company’s non-California Unit holders who had been allocated income deemed taxable by the State of California. Affected Managers of the Company, who are non-resident Members, paid their respective portion to the Company which in turn simultaneously made payment of these amounts to the California Franchise Tax Board. The Company did not pay these amounts as “advanced distributions” on their behalf due to the limitations created by the Sarbanes-Oxley Act of 2002, should these amounts be treated as “loans” to the Company’s Managers.
For the remaining affected non-resident Members, the Company began withholding one-ninth of the total withholding amount paid on each Members’ behalf, starting with the April 2007 monthly distribution, so that each Member will have repaid the Company by the end of the year. Accordingly, as of September 30, 2007, the Company had outstanding advances of $56,000 to the California Franchise Tax Board on behalf of its Members. If the Company repurchases or redeems Units from one of these Members prior to the end of the year, the amount paid to that Member will be reduced by any remaining amount advanced by the Company. If such a Member sells, transfers or gifts any Units to another investor, the Company will require payment of the remaining withholding amount advanced by the Company as part of the transfer.
8. REPURCHASE AND CONVERSION OF UNITS
During the nine months ended September 30, 2007, the Company voluntarily repurchased the following Units through a wholly-owned subsidiary:

Class of Unit	# of Units	Amount
Class 1	301,268	$577,759
Class 2	281,451	540,489
Class 3	214,343	404,875

Total	797,062	$1,523,123

All Units owned by the subsidiary are considered outstanding under the Company’s Operating Agreement for all purposes, except as noted below, including voting and participation in mandatory and other distributions paid by the Company. However, for financial reporting purposes, these Units are not considered outstanding and any distributions paid to the subsidiary are eliminated in consolidation. Accordingly, for financial reporting purposes, the number of Units outstanding at September 30, 2007 is the number of Units outstanding minus the Units owned by the Company’s subsidiary. However, for all other purposes, the Company has 80,307,292 Class 1, 2 and 3 Units outstanding at September 30, 2007. Repurchases of Units were recorded against the Member’s equity balances.
As of November 14, 2007, the Company’s wholly owned subsidiary owned the following number of Class 1, 2 and 3 Units of the Company:

Class of Unit	# of Units(1)
Class 1	1,711,947
Class 2	8,784,633
Class 3	20,066,433

Total	30,563,013

(1)	Units owned by the Company’s subsidiary are periodically allocated into Class 1, 2 and 3 Units in proportion to the Units held by all Members in accordance with Section 2.3.5 of the Company’s Operating Agreement.
During the nine months ended September 30, 2007, Unit holders other than our wholly owned subsidiary converted 133,244 Class 1 Units to 107,034 Class 2 Units and 26,210 Class 3 Units and 146,117 Class 2 Units to Class 3 Units. The Units were converted on a 1-to-1 basis.
9. NET INCOME (LOSS) PER UNIT AND PREFERRED UNIT
A separate net income (loss) per Unit is computed for four groups consisting of Class 1, Class 2, Class 3 and Series B Preferred Units applying the two-class method as interpreted in EITF Issue No. 03-6. A separate computation of weighted average Units outstanding is performed for each group. Net income is allocated to each group based on each group’s rights to net income.
10. CONTINGENCY AND LEGAL MATTERS
As of September 30, 2007, the Company is not aware of any litigation threatened against the Company other than routine litigation arising out of the ordinary course of business, some of which is expected to be covered by liability insurance, and none of which is expected to have a material adverse effect on the consolidated financial statements of the Company.
In July 2006, the Company reached a settlement with a tenant who had vacated one of the Company’s commercial properties prior to the scheduled lease termination date. The total amount of the settlement was $2,517,000 of which $98,000 was booked to offset current rent and expenses incurred during the first and second quarters of 2006, approximately $211,000 was booked to interest income during the third quarter of 2006 and the remaining $2,208,000 was booked to Rental Settlement Income in the third quarter of 2006.
11. SUBSEQUENT EVENTS
From October 1, 2007 through November 14, 2007, Unit holders, other than our wholly owned subsidiary, converted 6,555 Class 2 Units to 6,555 Class 3 Units. The Units were converted on a 1-to-1 basis.

From October 1, 2007 through November 14, 2007, the Company, through its wholly owned subsidiary, repurchased an additional 73,079 Class 1 Units, 228,333 Class 2 Units and 58,821 Class 3 Units for an average price per Unit of $1.95.
On October 12, 2007, the Company sold a 64 unit residential property located in Carmichael, California for $5,970,000, resulting in a gain on sale of $2,573,000 after closing and other transaction costs of $255,000. The property had no existing mortgage and the sale proceeds were used as part of a Section 1031 reverse exchange transaction for the Fairfield land acquired in June 2007.
The net carrying value of the asset (real estate investments held for sale, net) of the property was $3,142,000 at September 30, 2007.
The Company completed the re-financing of one mortgage loan for $6,400,000 secured by one property located in Sacramento, California in October 2007. The loan is for 30 years with a fixed annual interest rate of 5.58% for the first three years and converting to a variable rate for the remaining term. The loan is interest only for the first three years. Thereafter, the loan requires monthly payments of principal and interest. The loan is partially amortizing and will require payment of the remaining balance in 2037.
The Company mailed to its Members a definitive proxy statement, dated October 5, 2007 containing proposals, that if approved by the Members, will allow the Company to deregister its Units and cease filing reports with the SEC through a transaction that would amend the terms of the Company’s Class 1 and Class 2 Units and would also give the Company a right in January 2008 to call for redemption Class 1, 2 and 3 Units at a price of $3.67 per Unit in order to reduce the number of record holders of Class 1 and 2 Units (taken together) and Class 3 Units to 295 each. The Special Meeting of the Members to vote on this transaction is scheduled for November 15, 2007. The aggregate amount to be paid for the Units to be called for redemption is anticipated to be approximately $160,000.
If the transaction is approved, the terms of the Class 1 and 2 Units will be amended to provide that the Class 1 and 2 Units (i) may not be converted into Class 3 Units after December 31, 2007, (ii) will not have any voting rights, except the right to vote on a merger, consolidation or dissolution of the Company or any amendment to the Certificate of Designations for the Class 1 or 2 Units, as applicable, (iii) will have their mandatory distributions increased by 1/4 of one cent per Unit per year and (iv) will have a priority in any repurchase program of the Company then in effect.
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
Total revenue from continuing operations for the three months ended September 30, 2007 was $12,621,000, a decrease of $2,831,000 over the third quarter last year. This decrease is primarily due to $2,208,000 of rental settlement income in the third quarter of 2006 related to a court judgment against a tenant who vacated one of the Company’s commercial properties prior to the scheduled lease termination date and a $592,000 reduction in interest income compared to the third quarter of 2006 due to lower cash balances. Rental revenue increased slightly in our continuing residential properties and was offset by a slight decrease in the continuing commercial properties. Approximately 91% of rental revenue came from continuing apartment properties and 9% from continuing commercial properties. We expect rent growth during the remainder of 2007 to be challenging. We believe that continued high prices for gasoline and a strong supply of single family homes returning to the rental market will keep downward pressure on rents.
We realized a net loss of $692,000 for the quarter ended September 30, 2007, a decrease of $7,408,000 over the quarter ended September 30, 2006 primarily due to a decrease in net income before discontinued operations of $2,589,000 and a decrease in income from discontinued operations of $4,819,000. The 2007 third quarter loss from continuing operations of $772,000 represented a decrease in net income of $381,000 compared to net loss of $391,000 for the third quarter of 2006, excluding the rental settlement of $2,208,000 realized in 2006. This was attributable to higher operating expenses in every expense category.
Property Occupancy
The table below sets forth the overall weighted average occupancy levels for our properties, by type of property, owned at September 30, 2007, December 31, 2006 and September 30, 2006. The weighted average occupancy is calculated by multiplying the occupancy of each property by its square footage and dividing by the total square footage in the portfolio.

	Occupancy at
	September 30,	December 31,	September 30,
Property Type	2007	2006	2006
Apartment Communities	95.0%	95.4%	95.2%
Commercial Properties	89.2%	95.1%	85.0%
Occupancy at our apartment communities at September 30, 2007 decreased to 95.0% from 95.4% at December 31, 2006. This decrease was due to normal market fluctuations.
Contributing factors influencing our ability to improve or maintain occupancy include the California economy, increasing costs of gasoline and other consumer products, continuing competition with providers of other forms of multifamily residential properties and single-family housing, and the construction of new apartment communities where our properties are located.
Our future apartment occupancy rates will be subject to numerous factors, many of which are outside of our control. We believe the remainder of 2007 will continue to be challenging on the leasing front. We believe the increasing effects of inflation, rising gasoline prices, and the negative impact from the slowing in the home construction industry, will likely combine to keep downward pressure on rents. In addition, demand for new single family housing has slowed considerably and the inventory of unsold homes continues to grow statewide and in our submarkets. As a result, single family homes are now a major source of competition for potential renters. Additionally, unsold condominiums entering the market as rentals could dampen rent increases and occupancy due to increased rental supply. We believe that consumers continue to carefully consider how much they are willing to spend on housing, which is putting pressure on rents. In the recent past, historically low mortgage rates have enabled more renters to purchase homes. Buying or renting single-family housing was the primary reason given by many residents who moved out of our apartment properties during the prior two years and the third quarter of this year. In the last three months, lenders have tightened credit practices making it more difficult for many to purchase a new home. Additionally, if mortgage rates continue to increase or stay at current levels, we anticipate over time slightly less pressure on rents and occupancies, as renters may be less able to purchase homes. However, we cannot predict when changes in mortgage rates will occur or how such changes, along with the changes in lenders’ credit practices, will impact our properties.
Qualified potential residents continue to be difficult to find. Our market surveys indicate that a number of competitors have decreased asking rents and/or are offering significant rent concessions. This has resulted in high turnover throughout our submarkets. To remain competitive, we have increased concessions and decreased rents at selected properties. We continue to focus on resident retention as a means to reduce turnover. Accordingly, there can be no assurance that our future occupancy or rental rates will not be significantly less than our occupancy and rental rates at September 30, 2007. However, we are experiencing slight rental rate increases in certain of our sub-markets.

Occupancy at our commercial properties decreased to 89.2% at September 30, 2007 from 95.1% at December 31, 2006 due to tenant vacancies at our Napa properties as a result of lease expirations. Our commercial submarkets had the following occupancy levels:

	Occupancy at
	September 30,	December 31,	September 30,
Region	2007	2006	2006
Concord	93.2%	93.2%	87.7%
Napa	82.5%	98.3%	81.9%
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

Comparative Funds From Operations

	Three Months Ended		Nine Months Ended
(Dollars in Thousands,	September 30,		September 30,
Except Per Unit Amounts)	2007	2006	2007	2006
Net Income (Loss)	$(692)	$6,716	$(966)	$8,730
Adjustments:
Depreciation and amortization :
Real property	2,465	2,356	7,376	7,011
Capitalized leasing expenses	24	22	69	65
Write off of deferred debt issuance costs	—	226	—	229
Amortization of discount on mandatorily redeemable liability	—	418	1,080	1,572
Discontinued operations:
Depreciation and amortization, real property	—	67	139	213
Gain on sale of property	—	(4,840)	—	(8,738)
Write off of deferred debt issuance costs	—	16	—	44

Funds from operations	$1,797	$4,981	$7,698	$9,126

Funds from operations per outstanding Class 1, 2 and 3 Units:
Class 1	$.03	$.09	$.13	$.16

Class 2	$.03	$.09	$.13	$.16

Class 3	$.03	$.09	$.13	$.16

Funds from operations per outstanding Preferred Units	$.03	$.09	$.13	$.16

Income (loss) per outstanding Class 1, 2 and 3 Units (per Statements of Operations):
From continuing operations — Class 1	$(.01)	$.03	$(.02)	$.01
From discontinued operations — Class 1.00		.08	.00	.14

Basic and diluted — Class 1 Units	$(.01)	$.11	$(.02)	$.15

From continuing operations — Class 2	$(.01)	$.03	$(.02)	$.01
From discontinued operations — Class 2.00		.08	.00	.14

Basic and diluted — Class 2 Units	$(.01)	$.11	$(.02)	$.15

From continuing operations — Class 3	$(.01)	$.03	$(.02)	$.01
From discontinued operations — Class 3.00		.08	.00	.14

Basic and diluted — Class 3 Units	$(.01)	$.11	$(.02)	$.15

Income (loss) per Preferred Units (per Statements of Operations):
From continuing operations	$(.01)	$.03	$(.02)	$.01
From discontinued operations	.00	.08	.00	.14

Basic and diluted	$(.01)	$.11	$(.02)	$.15

WEIGHTED AVERAGE CLASS 1, 2 AND 3 UNITS OUTSTANDING:
Basic and diluted — Class 1	2,978	3,641	3,143	3,816
Basic and diluted — Class 2	14,688	14,647	14,835	14,593
Basic and diluted — Class 3	32,656	32,674	32,653	32,634

WEIGHTED AVERAGE PREFERRED UNITS OUTSTANDING:
Basic and diluted	7,192	7,192	7,192	7,192

For the quarter ending September 30, 2007, FFO was $1,797,000 as compared to $4,981,000 for the same quarter last year, a decrease of $3,184,000. The decrease was primarily due to the quarter-over-quarter decrease in income from continuing operations of $2,589,000, of which $2,208,000 represents one time rental settlement income realized in the third quarter of 2006, and $418,000 of amortization of the discount on the mandatorily redeemable liability also realized in the third quarter of 2006. For the quarter ending September 30, 2007, per Unit and Preferred Unit Funds from Operations decreased by $.06 per Unit from the same quarter last year due primarily to the decrease in income from continuing operations.

Three Months Ended September 30, 2007 Compared to the Three Months Ended September 30, 2006
Revenue From Continuing Operations
Total revenue from continuing operations for the three months ended September 30, 2007 was $12,621,000 a decrease of $2,831,000 over the third quarter last year. This decrease is primarily due to $2,208,000 of rental settlement income in the third quarter of 2006 related to a court judgment against a tenant who vacated one of the Company’s commercial properties prior to the scheduled lease termination date and a $592,000 reduction in interest income compared to the third quarter of 2006 due to lower cash balances.
During this third quarter of 2007, rental revenue from our apartment communities was $11,439,000, compared to $11,407,000 during the same quarter last year, an increase of less than 1%.
Rental revenue generated by our commercial properties was $1,170,000 in the third quarter of 2007, down approximately $48,000 from $1,218,000 in the same quarter last year. The decrease was due to increased vacancy at two of our Napa properties due to lease expirations.
During the three months ended September 30, 2007, same-store average monthly rent per apartment unit for our residential communities increased 1.1% from December 31, 2006 and increased 1.4% over the quarter ended September 30, 2006. Average monthly apartment rents per unit were $832 at September 30, 2007, $822 at December 31, 2006, and $820 at September 30, 2006.
During the three months ended September 30, 2007, the same-store average monthly rental rates per square foot for our commercial properties increased by approximately 2.3% from December 31, 2006 and increased 3.6% compared to the quarter ended September 30, 2006. These changes were attributable to increased rental rates at most of our commercial properties. The average monthly rental rates per square foot for same-store commercial properties were $1.44 as of September 30, 2007, $1.41 as of December 31, 2006 and $1.40 as of September 30, 2006.
Interest revenue decreased by $592,000 for the three months ended September 30, 2007 as compared to the same period last year, primarily due to lower cash balances as a result of the redemption of the Class 1 Put Units in June 2007.
Expenses From Continuing Operations
Total expenses (which include interest expense, operating and maintenance, depreciation and amortization, general and administrative, real estate taxes and insurance, utilities and amortization of discount on mandatorily redeemable liability) were $13,393,000 for the three months ended September 30, 2007 compared to $13,635,000 for the same period in 2006, a decrease of approximately $242,000. The various components of total expenses are discussed in more detail below.
Interest expense. In the third quarter of 2007, interest expense was $3,356,000, up from $3,279,000 for the same period last year, an increase of $77,000. This increase was due primarily to interest expense related to the acquisition of the Fairfield land offset by reduced interest on lower mortgage balances. The weighted average interest rate on our mortgages was 5.98% for the three months ended September 30, 2007, a slight increase compared to 5.95% for the same period last year.
Operating and maintenance expenses. For the quarter, operating and maintenance expenses were $4,005,000, up from $3,898,000 for the third quarter last year. The $107,000 increase was due to increased expenditures for general property repairs and improvements of $67,000, turnover costs of $50,000 and rental costs of $70,000, offset by decreased exterior repairs and other expenses of $80,000.
Depreciation and amortization expenses. During the third quarter in 2007, depreciation and amortization expense was $2,563,000 as compared to $2,474,000 for the third quarter in 2006. The increase of $89,000 was primarily attributable to higher depreciation expense of $55,000 related to our December 2006 property acquisition and depreciation on additional capitalized property improvements to existing properties, partially offset by declining depreciation expense on older and fully depreciated assets.

General and administrative expenses. General and administrative expenses were $1,052,000 for the quarter, up from $872,000 for the same period last year. This $180,000 increase is primarily due to one-time legal expenses related to increased legal fees from our proposed reclassification transaction in order to deregister our Units under the Exchange Act of $120,000 and increases in other costs of $60,000.
Real estate taxes and insurance expenses. Real estate taxes and insurance expenses were $1,225,000 in the quarter ended September 30, 2007, up slightly from $1,190,000 for the same period last year. Real estate tax expense increased primarily due to our December 2006 property acquisition and the normal statutory increases. These increases were offset by a decrease in insurance expense.
Utility expenses. Utility expenses were $1,192,000 for the quarter, as compared to $1,085,000 for the same quarter last year, an increase of $107,000. This change was due primarily to increased sewer, natural gas and electricity expenses.
Amortization of discount on mandatorily redeemable liability. As further explained in Note 5 of the Notes to Condensed Consolidated Financial Statements, the mandatorily redeemable liability related to the Put Class 1 Units was established in September 2005. There was no amortization of the discount for the quarter ended September 30, 2007 due to the redemption of the remaining Class 1 Put Units in June 2007. Amortization of the discount was $611,000 for the same period last year.
Write off of deferred debt issuance costs. In the third quarter ended September 30, 2006, we recorded a loss of $226,000, excluding write off of deferred debt issuance costs from discontinued operations, to reflect the write-off of deferred debt issuance costs related to the early payoff of mortgages payable from refinancing activity.
Net Income (Loss) Before Discontinued Operations
During the three months ended September 30, 2007, the net loss before discontinued operations was $772,000 compared to net income of $1,817,000 for the same period last year. This $2,589,000 decrease is due primarily to the rental settlement income of $2,208,000 realized in the third quarter of 2006. Excluding this rental settlement income, the increase in net loss of $381,000 was primarily due to higher operating expenses, of which $120,000 was due to a one-time increase in legal expenses related to the proposed reclassification transaction and expenses related to documentation and testing of the Company’s internal control over financial reporting in preparation for compliance with SEC rules implemented pursuant to Section 404 of the Sarbanes-Oxley Act.
Discontinued Operations
During the quarter ended September 30, 2007, income from discontinued operations was $80,000 compared to income of $4,899,000 in the same period last year, a decrease of $4,819,000. This decrease was primarily due to the sale of a residential property in the third quarter of 2006 resulting in a gain on sale of $4,840,000.
NET INCOME (LOSS)
During the quarter ended September 30, 2007, we recorded a net loss of $692,000 compared to net income of $6,716,000 for the third quarter last year, a decrease in net income of $7,408,000. This decrease was due to a decrease in rental settlement income of $2,208,000 and a gain on sale of $4,840,000 realized in the third quarter of 2006, combined with decreases in income from continuing and discontinued operations as previously described.
Nine Months Ended September 30, 2007 Compared to the Nine Months Ended September 30, 2006
Revenue From Continuing Operations
Total revenue for the nine months ended September 30, 2007 was $38,870,000, a $1,382,000 decrease from $40,252,000 for the same period last year.

During the nine months ended September 30, 2007, rental revenue generated by our apartment communities was $34,474,000, up approximately $954,000 from $33,520,000 for the same period last year. This increase was primarily attributable to $529,000 of higher rental revenue from the apartment property acquired in December 2006 and higher rental revenue from all other apartment properties.
Rental revenue generated by our commercial properties was $3,520,000, up approximately $397,000 from $3,123,000 in the same period last year. Excluding the $303,000 increase in rental revenue from the two commercial properties acquired in the second quarter of 2006, the increase was primarily attributable to decreased vacancy and slightly higher rental rates.
Expenses From Continuing Operations
Total expenses (which include interest expense, operating and maintenance, depreciation and amortization, general and administrative, real estate taxes and insurance, utilities and prepayment penalties) were $40,053,000 for the nine months ended September 30, 2007 compared to $40,065,000 for the same period in 2006. The various components of total expenses are discussed in more detail as follows:
Interest expense. In the nine months ended September 30, 2007, interest expense was $9,713,000, down from $9,741,000 for the same period last year, a decrease of $28,000, or less than 1%.
Operating and maintenance expenses. For each period, operating and maintenance expenses were $11,215,000.
Depreciation and amortization expenses. During the nine months ended September 30, 2007, depreciation and amortization expense was $7,665,000, as compared to $7,398,000 during the nine months ended September 30, 2006, an increase of approximately $267,000. This change was attributable to increased depreciation on capitalized property improvements and increased depreciation from three properties acquired in 2006.
General and administrative expenses. General and administrative expenses were $3,376,000 for the nine months ended September 30, 2007, up from $2,953,000 for the same period last year, an increase of approximately $423,000. This increase was primarily due to legal fees related to an unsolicited tender offer, legal fees related to our proposed reclassification transaction in order to deregister our Units and costs in connection with Sarbanes-Oxley Section 404 as described above.
Real estate taxes and insurance expenses. In the nine months ended September 30, 2007, real estate taxes and insurance expenses were $3,646,000, up from $3,581,000 for the same period last year. The increase of approximately $65,000 was primarily due to an increase in real estate taxes attributed to our December 2006 property acquisition and the two commercial properties acquired in the second quarter of 2006, offset by a decrease in insurance costs, due primarily to favorable rates as a result of our ongoing accident prevention program.
Utility expenses. Utility expenses were $3,358,000 for the nine months ended September 30, 2007 as compared to $3,183,000 for the same period last year, an increase of $175,000. This change was due primarily to increased sewer, water and trash removal costs.
Amortization of discount on mandatorily redeemable liability. As further explained in Note 5 of the Notes to Condensed Consolidated Financial Statements, the mandatorily redeemable liability related to the Put Class 1 Units was established in September 2005. Amortization of the discount amounted to $1,080,000 for the nine months ended September 30, 2007, a decrease of $685,000 from $1,765,000 for the same period last year due to the redemption of the remaining Class 1 Put Units in June 2007.
Write off of deferred debt issuance costs. For the nine months ended September 30, 2006, we recorded a loss of $229,000, excluding write off of deferred debt issuance costs from discontinued operations, to reflect the write-off of deferred debt issuance costs related to the early payoff of mortgages payable from refinancing activity.

Net Income (Loss) Before Discontinued Operations
During the nine months ended September 30, 2007, net loss before discontinued operations was $1,183,000 compared to net income of $187,000 for the same period last year. Excluding rental settlement income of $2,208,000 realized in 2006, the net loss for the nine months ended September 30, 2006 would have been $2,021,000, resulting in a reduction in the year-over-year net loss of $838,000 due to increased rental revenue and a decrease in the discount for the mandatorily redeemable liability, offset by a decrease in interest income and higher operating costs in certain areas.
Discontinued Operations
During the nine months ended September 30, 2007, income from discontinued operations was $217,000 compared to income of $8,543,000 for the same period last year. The decrease was primarily due to the sale of two residential properties during the nine months ended September 2006 resulting in a gain on sale of $8,738,000.
NET INCOME (LOSS)
During the nine months ended September 30, 2007, net loss was $966,000 compared to net income of $8,730,000 for the same period last year, a decrease of $9,696,000. The decrease was due to a $8,326,000 decrease in income from discontinued operations due primarily to a gain on sale of $8,738,000 realized in 2006 and a $1,370,000 decrease in net income before discontinued operations due to $2,208,000 of rental settlement income also realized in 2006 offset by a $1,301,000 increase in rental income and a $475,000 decrease in interest income.
Effects of Inflation on Operations
We believe the direct effects of inflation on our operations have not been significant. However, if the increase in gasoline prices during 2006 and the first nine months of 2007 is sustained or prices increase further, we believe this could impact our residents’ decision as to where they live in relation to their place of employment and how much they will pay for housing. Accordingly, the direct effect of increased or increasing gasoline prices on our operations is unknown.
Liquidity and Capital Resources
Short-Term Liquidity
As of September 30, 2007, our short-term liquidity needs included normal operating requirements, ongoing capital improvements, monthly principal amortization of our debt, “bridge” funding needs for acquisitions in connection with Section 1031 exchanges (“Section 1031 Acquisitions”), voluntary repurchases of Units, anticipated redemption of called Units as part of our proposed deregistration transaction and certain mandatory distributions required to be made to our Class 1, Class 2 and Class 3 Unit holders and Series B Preferred Unit holders. In addition to available cash and net cash provided by operations, we have borrowed against our line of credit to provide cash for our recent land acquisition. We expect to sell one or more properties and refinance certain mortgage obligations or borrow against debt-free properties in order to repay the line of credit borrowings and to provide continuing liquidity. We do not expect that rent increases upon tenant turnover and lease expirations, subject to market and general economic conditions, will have a significant impact on our short-term liquidity.
Long-Term Liquidity
Our long-term liquidity requirements include scheduled debt maturities, capital improvements, certain mandatory distributions required to be made to our Class 1, Class 2 and Class 3 Unit holders and Series B Preferred Unit holders and voluntary repurchases of Units and Preferred Units. Our long-term liquidity requirements also include our redemption obligations to holders of Class 2 Units. (See “Class 2 Put Rights” below). Cash flows from operations, including the effects of any rent increases, will not be sufficient to meet some of these long-term requirements, such as remaining balances due at loan maturities and our obligations to redeem Put Class 2 Units. Accordingly, it will be necessary for us to refinance the mortgages on certain of our properties or sell some properties. There can be no assurance that we will be able to refinance on terms advantageous to us, however, especially if interest rates rise in the future. Similarly, the market price for properties changes in response to market conditions and there can be no assurance that we will be able to sell properties at a value greater than current market values should we need to sell properties in the future to provide funds for long term liquidity needs. See also “Plan to Fund Class 2 Unit Redemptions” below.
Class 2 Put Rights
Our Class 2 Unit holders have a right to require us to redeem some or all of their Class 2 Units by June 30, 2012. Our Board of Managers will meet no later than December 27, 2010 to determine whether we should continue operations beyond June 30, 2012.
Plan to Fund Class 2 Unit Redemptions
We believe it is too early to establish a redemption plan for Class 2 Units which may be put to us in 2010 for redemption by June 30, 2012. However, as of September 30, 2007, we had outstanding 17,422,709 Units that are either Class 2 Units or convertible into Class 2 Units.
Relationship between Distributions to Unit and Preferred Unit Holders and Funds from Operations and Available Cash
For the three months and nine months ended September 30, 2007 and the year ended December 31, 2006, we have been able to fund distributions to Members from Funds from Operations. When taking into account the principal payments we are required to make on our mortgage loans, we also had sufficient funds from operations to pay for both Member distributions and our required principal payments during each of those periods, except for the third quarter of 2007 primarily due to one-time general and administrative expenses of $120,000 related to our proposed reclassification transaction to deregister our Units and Sarbanes-Oxley Section 404 compliance.
The chart set forth below shows the relationship between funds from operations, Member distributions and principal payments for the three and nine months ended September 30, 2007 and the year ended December 31, 2006 (in thousands):

	Three Months Ended	Nine Months Ended	Year Ended
	September 30,	September 30,	December 31,
	2007	2007	2006
Funds from Operations	$1,797	$7,698	$11,794
Member distributions(1)	(1,209)	(3,647)	(4,891)

Subtotal	588	4,051	6,903
Principal payments	(758)	(2,196)	(2,560)

Total	$(170)	$1,855	$4,343

(1)	For the three and nine months ended September 30, 2007, excludes $0 and $318,000 of distributions paid to the holders of Put Class 1 Units which do not offset the aggregate exercise price. For the twelve months ended December 31, 2006, excludes $768,000 of distributions paid to the holders of Put Class 1 Units, $385,000 of which offset the aggregate exercise price and $383,000 which do not offset the aggregate exercise price.
Other
     Unrestricted Cash
At September 30, 2007, we had unrestricted cash totaling $906,000, compared to $32,563,000 at December 31, 2006. This $31,657,000 decrease was attributable to net cash provided by operations of $8,344,000, net cash used by investing activities of $14,022,000 and net cash used in financing activities of $25,979,000.
     Restricted Cash
The terms of certain of our mortgages require impound accounts for the payment of insurance, property taxes, replacement reserves and lender holdbacks on proceeds from new mortgages for immediate repair improvements. We classify these impound accounts as restricted cash on our balance sheet. At September 30, 2007, our restricted cash totaled $2,258,000 compared to $1,215,000 at December 31, 2006. The $1,043,000 increase primarily related to an increase of $1,060,000 in the property tax, insurance and replacement reserve impound accounts, offset by a decrease of $17,000 in other impound accounts.
     Net Cash from Operations
Net cash provided by operations during the nine months ended September 30, 2007 was $8,344,000, which reflects a net loss of $966,000, loss on disposal of assets of $136,000, non-cash depreciation and amortization charges of $7,806,000, non-cash amortization of discount on mandatorily redeemable liability of $1,080,000 and non-cash issuance of Long Term Incentive Awards of $36,000, less the net effect of changes in operating assets and liabilities of $252,000, primarily from increases in restricted cash of $1,043,000 and accrued real estate taxes of $977,000 and decreases in accounts payable and accrued expenses of $282,000, offset by a decrease in prepaid expenses of $502,000, and the net of other assets and liabilities of $98,000. For the same period last year, net cash provided by operations was $9,690,000, which reflects net income of $8,730,000 adjusted for the gain on sale of property of $8,738,000, loss on disposal of assets of $135,000, write off of deferred debt issuance costs of $269,000, non-cash depreciation and amortization charges of $7,616,000, amortization of discount on mandatorily redeemable liability of $1,572,000 and less the net effect of changes in operating assets and liabilities of $106,000, primarily from a decrease in accounts payable and accrued expenses of $1,540,000 offset by an increase in prepaid expenses of $547,000 and other assets of $867,000.
     Cash Flows From Investing Activities
Net cash used by investing activities was $14,022,000 for the nine months ended September 30, 2007. The uses of cash were $11,640,000 for the acquisition of the 46 acre parcel of land in Fairfield, California and $2,382,000 of funds used for additions to existing real estate investments. For the same period last year, net cash provided by investing activities was $7,866,000, consisting of $14,460,000 from the disposal of assets and $3,650,000 of payments on notes receivable, offset by $10,244,000 used for additions to real estate investments.
     Cash Flows From Financing Activities
Net cash used in financing activities for the nine months ended September 30, 2007 was $25,979,000. The uses of cash were redemption of Class 1 Put Units of $25,739,000, repurchases of Class 1, Class 2 and Class 3 Units in the amount of $1,523,000, principal payments on mortgage notes of $2,196,000, distributions paid in advance of $56,000 and distributions to Unit and Preferred Unit holders, including the Class 1 Put Unit holders, in the amount of $3,965,000. This was offset by advances of $7,500,000 from a line of credit. For the same period last year, $3,781,000 was used in financing activities. The uses of cash were repurchases of Class 1, Class 2 and Class 3 Units in the amount of $434,000, principal payments on mortgage notes of $1,918,000, payoff of mortgage loans of $4,667,000, deferred financing costs of $141,000, distributions paid in advance of $14,000 and distributions to Unit and Preferred Unit holders, including Class 1 Put Unit holders, in the amount of $4,057,000. This was offset by proceeds received from the refinance of mortgages payable of $3,250,000 and new mortgages on acquired properties of $4,200,000.
     Long-Term Debt
Our long-term debt consists of 41 real estate mortgages totaling $214,113,000 as of September 30, 2007. One mortgage is secured by three properties and 40 mortgages are secured individually by one of 39 properties with one property having a second mortgage. This debt generally requires monthly payments of principal and interest. As of September 30, 2007, the weighted average interest rate on our real estate mortgages was 5.98% compared to 5.95% at the same time last year. This increase was due to slight increases in interest rates on mortgages with variable rates.
     Line of Credit
A $6,000,000 portion of the line of credit scheduled to mature on July 1, 2007 was extended to December 1, 2007, as was the $5,000,000 portion of the line which was scheduled to mature on November 1, 2007. As of September 30, 2007, the Company was negotiating to renew both portions of the line of credit. On June 19, 2007 the Company borrowed

$7,500,000 against the line to finance the acquisition of the 46 acre parcel of land in Fairfield, California. The full amount of the $5,000,000 portion of the line was borrowed and the remaining $2,500,000 was borrowed from the $6,000,000 portion of the line. The line of credit contains a financial covenant as to debt service coverage ratio with which the Company was in compliance. See Note 3 to the Condensed Consolidated Financial Statements for additional information.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our primary market risk exposure results from changes in interest rates on our debt obligations. We are vulnerable to increases in the interest rates on our variable rate mortgage notes and line of credit. Of our $214,113,000 of mortgage debt at September 30, 2007, $61,229,000, or 28.6% have variable interest rates or will become variable during the term of the mortgage note. We are also vulnerable to increases in the interest rate on the $7,500,000 outstanding under our line of credit. We are also vulnerable to significant increases in interest rates to the extent that we refinance our mortgage notes or incur additional debt in the future. We may need to incur additional debt to help finance the redemption of the Class 2 Units that we are required to redeem by June 30, 2012. On an ongoing basis, we actively monitor and manage interest costs on our variable rate debt through refinancing of certain of our mortgage loans with variable interest rates and converting them to favorable fixed interest rates or more favorable variable interest rates. We have also managed our interest costs by using forward rate lock agreements to secure fixed interest rates on permanent financing for acquisitions.
The following table presents information about our debt obligations at September 30, 2007. The table presents scheduled principal payments and related weighted average interest rates by expected maturity dates. The weighted average interest rates shown for 2007 are calculated as of September 30, 2007.
Debt Obligations

(Dollar Amounts in Thousands)	2007	2008	2009	2010	2011	Thereafter
Mortgage loans with fixed rates maturing through July 2016 (1)	$2,152	$2,317	$22,608	$11,247	$32,628	$81,933
Weighted average interest rate	6.16%	(1)	(1)	(1)	(1)	(1)
Mortgage loans with fixed rates that become variable between August 2007 and January 2010 maturing through 2033 (2)	$1,035	$1,092	$1,151	$1,213	$1,280	$50,145
Weighted average interest rate	5.33%	(2)	(2)	(2)	(2)	(2)
Mortgage loans with variable rates maturing through 2020 (3)	$170	$182	$194	$208	$223	$4,335
Weighted average interest rate	6.88%	(3)	(3)	(3)	(3)	(3)

(1)	Twenty-eight loans with rates ranging from 5.21% to 7.13% with the earliest loan maturing July 2016.

(2)	Eleven loans with initial fixed rates ranging from 4.60% to 5.63% as of September 30, 2007.

(3)	Two loans with rates of 6.88% as of September 30, 2007.
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

				Approximate Dollar
			Total Number of Units	Value that May Yet
			Purchased as Part of	Be Purchased Under
	Total Number of	Average Price	Publicly Announced	The Plan or
Period	Units Purchased	Paid per Unit	Plans or Programs	Programs(1)
July 1 - 31, 2007	Class 1 — 53,074	$1.90	53,074
	Class 2 — 89,981	$1.91	89,981
	Class 3 — 11,300	$1.91	11,300	$20,000,000

August 1 - 31, 2007	Class 1 — None	$—	—
	Class 2 — 73,000	$1.93	73,000
	Class 3 — 65,690	$1.92	65,690	$20,000,000

September 1 - 30, 2007	Class 1 — 164,662	$1.94	164,662
	Class 2 — 73,000	$1.94	73,000
	Class 3 — 14,481	$1.94	14,481	$20,000,000

Total Third Quarter	Class 1 — 217,736	$1.93	217,736
	Class 2 — 235,981	$1.93	235,981
	Class 3 — 91,471	$1.92	91,471

(1)	In addition to the Units that may be repurchased as described in the following paragraph, the holders of Class 2 Units have the right to put their Class 2 Units to the Company in 2010 for redemption in 2012. See the Company’s Revised Description of Securities, filed as Exhibit 99.1 to our Form 8-K filed with the Securities and Exchange Commission on February 10, 2006. In addition, upon a change of control of the Company, as defined in the Series B Certificate of Designations, the Company is obligated to repurchase the Series B Preferred Units. See the Company’s Revised Description of Securities.

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

JCM Partners, LLC
Date: November 14, 2007	By:	/s/ GAYLE M. ING
Gayle M. Ing
President and Chief Executive Officer

	By:	/s/ DOUGLAS TOOVEY
Douglas Toovey
Chief Financial Officer

EXHIBIT INDEX

Designation	Description

Exhibit 31.1	Rule 13a-14(a) Certification of the Chief Executive Officer

Exhibit 31.2	Rule 13a-14(a) Certification of the Chief Financial Officer

Exhibit 32.1	Section 1350 Certification of the Chief Executive Officer

Exhibit 32.2	Section 1350 Certification of the Chief Financial Officer